Form 10-Q
period 1995-09-30
BSB BANCORP INC
filed 1995-11-14
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


         For the quarterly period ended  September 30, 1995

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          -----------   -----------

                       Commission File Number:  O-17177

                             BSB Bancorp, Inc.
                             -----------------
            (Exact name of registrant as specified in its charter)

               Delaware                        16-1327860
               --------                        ----------
      (State or other jurisdiction of     (I.R.S. Employer Number)
                     incorporation or organization)

              58-68 Exchange Street, Binghamton, New York 13902
              -------------------------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (607) 779-2552

                                      n/a
                                      ---
Former name, former address and former fiscal year, if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1995:
4,206,623 shares of common stock, $0.01 par value.

Item 1 - Financial Statements

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION                      (Dollars in Thousands)

                                                                  September 30,   December 31,
                                                                      1995           1994
                                                                      ----           ----
ASSETS

Cash and due from banks                                         $       31,005  $      28,199
Federal funds sold                                                           0         10,500
                                                                --------------  -------------
 Total cash and cash equivalents                                        31,005         38,699
Investment securities (market value $91,887 and $86,674)                91,422         86,686
Mortgage-backed securities (market value $127,657 and $143,048)        127,331        143,177
Mortgages held for sale                                                  3,562          1,782
Loans:
 Commercial                                                            445,869        386,875
 Consumer                                                              205,200        200,863
  Real estate                                                          295,399        277,344
                                                                --------------  -------------
      Total loans                                                      946,468        865,082
Less:   Unearned discounts                                                 625          1,218
        Allowance for possible credit losses                            15,758         15,847
                                                                --------------  -------------
             Net loans                                                 930,085        848,017
Bank premises and equipment                                              6,909          7,136
Accrued interest receivable                                              8,565          7,697
Other real estate                                                        2,989          3,234
Intangible assets                                                        2,557          2,778
Other assets                                                            16,249         20,202
                                                                --------------  -------------
                                                                   $ 1,220,674    $ 1,159,408
                                                                ==============  =============

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                                 $    969,630   $    962,780
Borrowings                                                             121,318         79,028
Other liabilities                                                       14,440         10,730
Commitments
   Shareholders' Equity:

 Preferred Stock, par value $0.01 per share;
   authorized 5,000,000 shares; none issued                                  0              0
 Common Stock, par value $0.01 per share;  authorized
   10,000,000 shares; 4,840,142  shares and 4,820,617 shares issued         48             48
   Additional paid-in capital                                           26,731         26,436
   Undivided profits                                                    99,746         92,986
   Unrealized depreciation in
     securities available for sale, net                                 (1,034)        (5,546)
   Treasury stock, at cost:  633,519 and 528,419 shares                (10,205)        (7,054)
                                                                --------------  -------------
Total Shareholders' Equity                                             115,286        106,870
                                                                --------------  -------------
                                                                   $ 1,220,674    $ 1,159,408
                                                                ==============  =============

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.                              CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands-Except Per Share Data)               Three Months Ended   Nine Months Ended
                                                               September 30,       September 30,
                                                            1995        1994      1995      1994
                                                            ----        ----      ----      ----
Interest income:
 Interest and fees on loans                               $ 21,573   $ 17,680  $ 62,120  $ 50,663
 Interest on mortgage-backed securities                      2,394      2,653     7,284     7,618
 Interest on mortgages held for sale                            91         55       164       132
 Interest on federal funds sold and
     interest-bearing deposits                                   0        131        30       534
 Interest and dividends on investment securities:
     U.S. Government obligations                               742        683     2,214     1,534
     State and municipal obligations                           105        109       317       382
     Other debt obligations                                    284        311     1,075       790
     Corporate stocks                                          224        219       572       599
                                                          --------   --------  --------  --------
         Total interest income                              25,413     21,841    73,776    62,252
Interest expense:
 Interest on savings deposits                                1,101      1,319     3,347     3,889
 Interest on time accounts                                   7,085      5,858    20,880    16,452
 Interest on money market deposit accounts                   2,680      1,698     7,827     4,144
 Interest on NOW accounts                                      197        207       573       600
 Interest on borrowed funds                                  1,671      1,030     4,810     2,945
                                                          --------   --------  --------  --------
         Total interest expense                             12,734     10,112    37,437    28,030
                                                          --------   --------  --------  --------
Net interest income                                         12,679     11,729    36,339    34,222
Provision for credit losses                                  1,431        853     4,096     2,782
                                                          --------   --------  --------  --------
Net interest income after provision for credit losses       11,248     10,876    32,243    31,440
Gains (losses) on securities                                   104        193       (88)      354
Gains (losses) on the sale of mortgages                       (189)       (23)     (127)     (817)
Non-interest income:
 Service charges on deposit accounts                           409        357     1,155     1,024
 Credit card fees                                              583        423     1,547     1,141
 Mortgage servicing fees                                       227        214       689       631
 Fees and commissions-brokerage services                        85         80       241       258
 Trust fees                                                    126        115       373       350
 Other charges, commissions, and fees                          170        185       511       589
                                                          --------   --------  --------  --------
         Total non-interest income                           1,600      1,374     4,516     3,993
                                                          --------   --------  --------  --------
Non-interest expense:
 Salaries, pensions and other employee benefits              3,016      3,229     9,138     8,960
 Building occupancy                                            575        540     1,751     1,615
 Computer service fees                                         215        181       626       534
 Services                                                      400        436     1,436     1,358
 FDIC insurance                                                (42)       516     1,035     1,501
 Goodwill                                                       74         74       221        98
 Interchange fees                                              420        312     1,074       784
 Other real estate expenses                                    802         48     1,063        80
 Other expenses                                              1,282      1,284     4,221     3,749
                                                          --------   --------  --------  --------
        Total non-interest expense                           6,742      6,620    20,565    18,679
                                                          --------   --------  --------  --------
Income before income taxes                                   6,021      5,800    15,979    16,291
Provision for income taxes                                   2,394      2,285     6,405     6,455
                                                          --------   --------  --------   --------
NET INCOME                                               $   3,627  $   3,515 $   9,574  $  9,836
                                                          ========   ========  ========  ========
Earnings per share:                                      $    0.86  $    0.80 $    2.24 $    2.23
                                                          ========   ========  ========  ========
Average shares outstanding                               4,213,014  4,387,019 4,265,366 4,408,570


The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    Nine Months Ended September 30,
Operating activities:                                                                      1995                 1994
                                                                                           ----                 ----
 Net income                                                                            $    9,574            $   9,836
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for credit losses                                                          4,296                2,782
       Realized loss (gain) on available for sale investment securities                        36                (133)
       Realized gain on available for sale mortgage-backed securities                       (149)                (221)
       Gains (losses) on sale of mortgages                                                    127                  817
       Gain on sales and disposition of premises and equipment                                (3)                 (21)
       Depreciation and amortization                                                        1,025                  861
       Net amortization (accretion) of premiums and discounts on investment securities       (55)                   17
       Net amortization of premiums and discounts on mortgage-backed securities               113                  223
       Net accretion of premiums and discounts on loans                                     (593)                 (97)
       Sales of loans originated for sale                                                  26,517               38,681
       Net increase in loans originated for sale                                         (28,387)             (33,510)
       Decrease (increase) in other assets and liabilities                                  3,246              (6,371)
                                                                                        ---------           ---------
         Net cash provided by operating activities                                         15,747               12,864
                                                                                        ---------           ---------
Investing activities:
 Proceeds from calls of held to maturity investment securities                                450                    0
 Principal collected on held to maturity investment securities                                109                   91
 Purchases of held to maturity investment securities                                      (1,151)              (2,515)
 Proceeds from calls of held to maturity mortgage-backed securities                            50                   78
 Principal collected on held to maturity mortgage-backed securities                         1,738                4,281
 Purchases of held to maturity mortgage-backed securities                                       0              (3,778)
 Proceeds from sales of available for sale investment securities                           37,635               71,821
 Purchases of available for sale investment securities                                   (42,563)             (85,353)
 Principal collected on available for sale investment securities                               61                1,917
 Proceeds from sales of available for sale mortgage-backed securities                      21,396               55,489
 Purchases of available for sale mortgage-backed securities                              (13,181)             (75,127)
 Principal collected on available for sale mortgage-backed securities                      14,165               36,734
 Net increase in longer-term loans                                                       (93,554)             (65,845)
 Proceeds from sales of loans                                                               8,212               12,493
 Other                                                                                      (573)                (658)
                                                                                        ---------           ---------
         Net cash used in investing activities                                           (67,206)             (50,372)
                                                                                        ---------           ---------
Financing activities:
 Net increase (decrease) in demand deposits, NOW accounts, savings
   accounts, and money market deposit accounts (net of deposits acquired)               (12,097)                29,463
 Net increase in time deposits (net of deposits acquired)                                 19,242                 3,627
 Net increase in short-term borrowings (3 months)                                         42,450                59,887
 Proceeds from long term borrowings                                                            0                25,000
 Repayment of long-term borrowings                                                         (160)              (75,434)
 Proceeds from exercise of stock options                                                     295                   122
 Purchases of treasury stock                                                             (3,151)               (1,230)
 Dividends paid                                                                          (2,814)               (2,512)
                                                                                        ---------           ---------
         Net cash provided by financing activities                                        43,765                38,923
           Decrease (increase) in cash and cash equivalents                              (7,694)                 1,415
Cash and cash equivalents at beginning of year                                            38,699                29,508
                                                                                        ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   31,005           $    30,923
                                                                                        ---------           ---------
Supplemental disclosures of cash flow information:.
 Cash paid during the year for:
   Interest credited on deposits and paid on other borrowings                         $   37,321           $    28,775
   Income taxes                                                                       $    6,729           $     7,036
 Non-cash investing activity:
   Securitization of mortgage loans and transfers to/or sales of other real estate    $    (245)           $    20,162
   Unrealized appreciation (depreciation) in securities                               $    7,744           $  (10,011)

The accompanying notes are an integral part of the financial statements

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                              Unrealized
                                                                                             Depreciation
                                               Additional                                   In Marketable
Nine Months Ended                  Common       Paid-In        Undivided       Treasury         Equity
September 30,                       Stock       Capital         Profits         Stock         Securities      Total
-----------------                  ------      ----------      ---------       --------     -------------     -----
                                                                  (Dollars In Thousands)
1994

Balance at December 31, 1993       $    48      $ 26,065        $ 83,580     $   (2,869)     $   2,362      $ 109,186
Increase in unrealized
    depreciation in available
    for sale securities                                                                         (5,834)        (5,834)
Net income                                                         9,836                                        9,836
Stock options exercised                              122                                                          122
Cash dividend paid on common
    stock ($0.57 per share)                                       (2,512)                                      (2,512)
Treasury stock purchased                                                         (1,230)                       (1,230)
                                   -------      --------        --------     ----------      ---------      ---------
Balance at September 30, 1994      $    48      $ 26,187        $ 90,904     $   (4,099)     $  (3,472)     $ 109,568
                                   =======      ========        ========     ==========      =========      =========


1995

Balance at December 31, 1994       $    48      $ 26,436        $ 92,986     $   (7,054)     $  (5,546)     $ 106,870
Decrease in unrealized
           depreciation in available

    for sale securities                                                                          4,512          4,512
Net income                                                         9,574                                        9,574
Stock options exercised                              295                                                          295
Cash dividend paid on common

    stock ($0.66 per share)                                       (2,814)                                      (2,814)
Treasury stock purchased                                                         (3,151)                       (3,151)
                                   -------      --------        --------     ----------      ---------      ---------
Balance at September 30, 1995      $    48      $ 26,731        $ 99,746      $ (10,205)     $  (1,034)     $ 115,286
                                   =======      ========        ========     ==========      =========      =========


The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1994 data in the Consolidated Statements of Condition is derived from the consolidated financial state ments included in the Company's 1994 Annual Report to Shareholders. The accompanying unaudited in terim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Annual Report to Shareholders. Cer tain reclassifications have been made to these statements to conform to current presentation.

(2) Outstanding stock options were excluded from the weighted average number of shares because their dilutive effect is not material. Fully diluted earnings per common share have not been presented because it is not significantly different from primary earnings per share.

(3) The Company adopted FAS 114, Accounting by Creditors for Impairment of a Loan , on January 1, 1995. Under the new standard, a loan is considered impaired, if based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that collateral-dependent loans are generally measured for impairment based on the fair value of the collateral. The adoption of FAS 114 did not result in a material impact on the provision for credit losses.

(4) On October 23, 1995, the Board of Directors declared a three-for-two-stock split. The stock split is pay able on December 8, 1995 to shareholders of record at the close of business on November 21, 1995. The Board also extended the Company s stock repurchase program, announced April 25, 1995, to repurchase up to 215,000 shares of its common stock, of which 72,300 shares remain to be repurchased. Shares may be repurchased from time to time during the next six months in open market and unsolicited, negotiated transactions. Repurchases will be subject to availability and prices which are acceptable to the Company.

(5) Effective August 1, 1995, the Company s subsidiary, BSB Bank & Trust (formerly Binghamton Savings Bank), converted from a state-chartered savings bank to a state-chartered commercial bank. Under that change, the surplus fund, as required under the savings bank charter, was no longer needed.

(6) Certain data for prior years has been reclassified to conform to the current year s presentation. These reclassifications had no effect on net income.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

   BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $3,627,000, or $0.86 per share, for the quarter ended September 30, 1995, as compared to net income of $3,515,000, or $0.80 per share, for the quarter ended September 30, 1994. On Au gust 1, 1995, the Company affected the conversion of its wholly owned savings bank subsidiary to a commercial bank and trust company charter. Although the charter change is not expected to have a material impact on oper ations, the Company believes the new corporate identity of the Bank is a better reflection of the commercial focus of the Bank over recent years. All references to the Company herein are intended to include the activities of the Bank, the Company's wholly-owned subsidiary. Net income for the first nine months of 1995 totalled $9,574,000, or $2.24 per share, compared to net income of $9,836,000, or $2.23 per share for the first nine months of 1994. The Board also announced a 36% increase in the quarterly cash dividend. The dividend, ad justed for the stock split, is $0.20 per share and is payable December 8, 1995 to shareholders of record at the close of business on November 22, 1995.

   By action of the Board of Directors at its October meeting, William H. Rincker was elected Chairman of the Board and Chief Executive Officer and Alex
S. DePersis was promoted to President and Chief Operating Officer; Mr. Rincker and Mr. DePersis will hold the same positions at the Bank.

   The Bank is a stockholder of Nationar, a trust company jointly owned by over 60 savings banks through out New York State. The Bank also used Nationar as its primary depository, check processor, and trust depos itory. In February 1995, the Superintendent of Banks of New York State took possession and assumed the operations of Nationar due to financial instability. The Company has charged off its equity and debenture investments in Nationar ($218,000), and the Bank has filed claims with the Banking Department to settle its demand deposit account ($1.3 million) and to retrieve certain securities held by Nationar in connection with an overdraft line of credit ($1.0 million). Management does not believe the final resolution of the claims will have a material impact upon the financial statements of the Company.

Financial Condition
-------------------

   During the first nine months of 1995, the Bank originated $91.0 million of commercial loans, which contributed to a net increase in the commercial loan portfolio from $386.9 million to $445.9 million. The interest rates on these loans are generally tied to the Company's Prime Rate. Consumer loans increased from $200.9 million to $205.2 million, and during this period, the Bank originated $74.4 million in consumer loans and sold $2.4 million in student loans. Real estate loans increased from $277.3 million at December

  31, 1994 to $295.4 million at September 30, 1995. During this period, the Bank originated $76.9 million of real estate loans and sold $32.5 million. The Bank's real estate loan originations included refinancing $8.7 million of residential real estate loans during the first nine months of 1995.

   Total assets increased from $1,159.4 million at December 31, 1994 to $1,220.7 million at September 30, 1995. Total deposits increased from $962.8 million at December 31, 1994 to $969.6 million at September 30, 1995. The Company's borrowings increased from $79.0 million at December 31, 1994 to $121.3 million at September 30, 1995, while cash and cash equivalents decreased from $38.7 million to $31.0 million at September 30, 1995, primarily in federal funds sold. This decrease in federal funds sold and the increase in borrowings were used to fund the growth in the Bank s loan and investment portfolios during the first nine months of 1995. The Com pany's brokered deposits decreased from $40.0 million at December 31, 1994 to $20.0 million at September 30, 1995.

   Shareholders' equity increased from $106.9 million to $115.3 million during the first nine months of 1995. This increase is a result of the Company's earnings of $9.6 million, and a decrease of $4.5 million of unrealized depreciation in investment securities available for sale, as required under SFAS No. 115, "Accounting For Cer tain Investments in Debt and Equity Securities", offset by cash dividends paid to shareholders of $2.8 million and repurchases of outstanding Company stock totalling $3.2 million.


Results of Operations
---------------------

   The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by credit loss requirements, operating expenses, the level of other income, including gains or losses on sale of mortgages and securities, and other fees.

   The following tables set forth, for and at the periods indicated, information regarding (i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the result ing average yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resul tant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets,
(vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily or month-end balances. No tax equivalent adjust ments were made.

(Dollars in Thousands)                                                  Three Months Ended September 30,
                                                                    1995                               1994
                                                                    ----                               ----
                                                    Average                Yield/     Average                   Yield/
                                                    Balance     Interest    Rate      Balance      Interest      Rate
                                                    -------     --------   ------     -------      --------     ------
Interest-earning assets:
 Commercial loans                                $   421,318   $ 10,826    10.28%   $   358,145   $   7,978     8.91%
 Consumer loans                                      203,090      4,750     9.36        189,427       4,291     9.06
 Real estate loans                                   292,145      5,997     8.21        269,896       5,411     8.02
 Investment securities                                83,479      1,355     6.49         90,452       1,322     5.85
 Mortgage-backed securities                          130,188      2,394     7.36        157,649       2,653     6.73
 Mortgages held for sale                               3,348         91    10.87          4,159          55     5.29
 Other interest-earning assets                             0          0     0.00         12,122         131     4.32
                                                  ----------   --------    -----    -----------   ---------     ----
   Total  interest-earning assets                  1,133,568   $ 25,413     8.97%     1,081,850    $ 21,841     8.08%
                                                  ----------   --------    -----    -----------   ---------     ----
Non-interest-earning assets                           61,576                             53,289
                                                  ----------                        -----------
                      Total assets                $1,195,144                         $1,135,139
                                                  ==========                         ==========
Interest-bearing liabilities:
   Deposits and mortgage escrow funds            $   958,449   $ 11,063     4.62%   $   929,918   $   9,082     3.91%
    Borrowings                                       108,026      1,671     6.19         84,516       1,030     4.87
                                                  ----------   --------    -----    -----------   ---------     ----
   Total interest-bearing liabilities              1,066,475   $ 12,734     4.78%     1,014,434    $ 10,112     3.99%
                                                  ----------   --------    -----    -----------   ---------     ----
Non-interest-bearing liabilities                      11,276                              8,612
                                                  ----------                        -----------
   Total liabilities                               1,077,751                          1,023,046
                                                  ----------                        -----------
Shareholders' equity                                 117,393                            112,093
                                                  ----------                        -----------
   Total liabilities and shareholders' equity     $1,195,144                         $1,135,139
                                                  ==========                         ==========

Net interest income/net interest rate spread                   $ 12,679     4.19%                   $ 11,729    4.09%
                                                               ========     ====                    ========    ====
Net earnings assets/net interest rate margin                   $ 67,093     4.47%                   $ 67,416    4.34%
                                                               ========     ====                    ========    ====
Ratio of interest-earning assets to
 interest-bearing liabilities                                               1.06X                               1.07X
                                                                            ====                                ====
(Dollars in Thousands)                                                   Nine Months Ended September 30,
                                                                    1995                               1994
                                                                    ----                               ----
                                                    Average                Yield/     Average                   Yield/
                                                    Balance     Interest    Rate      Balance      Interest      Rate
                                                    -------     --------   ------     -------      --------     ------
Interest-earning assets:
 Commercial loans                                $   401,839   $ 30,529    10.13%    $  348,345     $ 21,749     8.32%
 Consumer loans                                      201,179     13,692     9.07        184,304       12,389     8.96
 Real estate loans                                   286,134     17,899     8.34        273,801       16,525     8.05
 Investment securities                                88,731      4,178     6.28         69,396        3,305     6.35
 Mortgage-backed securities                          138,813      7,284     7.00        156,741        7,618     6.48
 Mortgages held for sale                               2,023        164    10.81          4,296          132     4.10
 Other interest-earning assets                           589         30     6.79         18,608          534     3.83
                                                  ----------   --------    -----    -----------    ---------     ----
   Total  interest-earning assets                  1,119,308   $ 73,776    8.79%     1,055,491     $ 62,252     7.86%
                                                  ----------   --------    -----    -----------    ---------     ----
Non-interest-earning assets                           59,364                             50,659
                                                  ----------                        -----------

    Total assets                                  $1,178,672                         $1,106,150
                                                  ==========                        ===========
Interest-bearing liabilities:
 Deposits and mortgage escrow funds              $   948,403   $ 32,627     4.59%    $  903,876     $ 25,085     3.70%
   Borrowings                                        103,410      4,810     6.20         82,828        2,945     4.74
                                                  ----------   --------    -----    -----------    ---------     ----
   Total interest-bearing liabilities              1,051,813   $ 37,437     4.75%       986,704     $ 28,030     3.79%
                                                  ----------   --------    -----    -----------    ---------     ----
Non-interest-bearing liabilities                      11,401                              9,144
                                                  ----------                        -----------
                  Total liabilities                1,063,214                            995,848
                                                  ----------                        -----------
Shareholders' equity                                 115,458                            110,302
                                                  ----------                        -----------
   Total liabilities and shareholders' equity     $1,178,672                         $1,106,150
                                                  ==========                        ===========
Net interest income/net interest rate spread                   $ 36,339     4.04%                   $ 34,222     4.07%
                                                               ========     ====                    ========     ====
Net earnings assets/net interest rate margin                   $ 67,495     4.33%                   $ 68,787     4.32%
                                                               ========     ====                    ========     ====
Ratio of interest-earning assets to
    interest-bearing liabilities                                            1.06X                                1.07X
                                                                            ====                                 ====

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                               1995 Compared to 1994             1995 Compared to 1994
                                                  Increase (Decrease)               Increase (Decrease)
                                        Volume       Rate        Net        Volume      Rate       Net
                                        ------       ----        ---        ------      ----       ---
                                                (Dollars in Thousands)
Interest income on interest-
   earning assets:
     Commercial loans                 $  1,523    $ 1,325     $ 2,848    $  3,640     $ 5,140   $  8,780
     Consumer loans                        316        143         459       1,147         156      1,303
     Real estate loans                     454        132         586         759         615      1,374
   Investment securities                  (467)       500          33         935         (62)       873
     Mortgage-backed securities         (1,453)     1,194        (259)     (1,151)        817       (334)
     Other interest-earning assets        (785)       690         (95)     (1,174)        702       (472)
                                      --------    -------     -------    --------     -------    -------
          Total                       $   (412)   $ 3,984     $ 3,572    $  4,156     $ 7,368    $11,524
                                      ========    =======     =======    ========     =======    =======
Interest expense on interest-
 bearing liabilities:
     Deposits                        $     286    $ 1,695    $  1,981     $ 1,286     $ 6,256    $ 7,542
     Borrowings                            326        315         641         832       1,033      1,865
                                      --------    -------     -------    --------     -------    -------
                                           612      2,010       2,622       2,118       7,289      9,407
                                      --------    -------     -------    --------     -------    -------
          Total                      $  (1,024)   $ 1,974    $    950     $ 2,038     $    79    $ 2,117
                                      ========    =======     =======    ========     =======    =======

Interest Income
---------------

   The Company's interest income on earning assets increased from $21.8 million for the three months ended September 30, 1994 to $25.4 million for the three months ended September 30, 1995, and from $62.3 million to $73.8 million for the nine months ended September 30, 1994 and 1995, respectively. This increase in inter est income was primarily the result of an increase in the yield on earning assets from 8.08% to 8.97% for the three months ended September 30, 1994 and 1995, respectively, and from 7.86% to 8.79% for the nine months ended September 30, 1994 and September 30, 1995, respectively. An increase in the average balance of earn ing assets from $1,081.9 million for the quarter ended September 30, 1994 to $1,133.6 million for the quarter ended September 30, 1995, and from $1,055.5 million for the nine months ended September 30, 1994 to $1,119.3 million for the nine months ended September 30, 1995 also contributed to this increase in interest income. The yield on commercial loans went from 8.91% for the third quarter of 1994 to 10.28% for the third quarter of 1995 and from 8.32% for the first nine months of 1994 to 10.13% for the first nine months of 1995. These yield increases primarily were due to increases in the Bank s Prime Rate from 6.25% to 8.75% since March of 1994. Coupled with the Prime Rate increases, the commercial loan average balance increased $63.2 million from the third quarter of 1994 to $421.3 million for the third quarter of 1995, and from an average balance of $348.3 million for the first nine months of 1994 to $401.8 million for the first nine months of 1995, an increase of $53.5 million. These rate and volume changes for the commercial loan portfolio were the largest contributors to the increase in interest income. With high levels of competition in the local lending market for indirect auto and mobile home loans, the Company intends to continue to emphasize the origination of these loans, which add to the Company s customer base for potential business. This emphasis, as seen in the preceding tables, has resulted in increases in average balances for consumer loans for the three-month and nine-month periods ended September 30, comparing 1995 with 1994. This has been joined by increases in yields to provide significant increases in interest income. Real estate loans continue to contribute to interest income as average balance increased $22.2 million to $292.1 million for the quarter ended September 30, 1995 compared to quarter ended September, 1994. This period also reflected an increase in yield from 8.02% to 8.21%. The nine-month period also showed similar changes with an average balance increase from $273.8 million to $286.1 million and a yield increase from 8.05% to 8.34%. Due to prepayments and sales, the average balance of mortgage-backed securities decreased from $157.6 million to $130.2 million from the three months ended September 30, 1994 to the three months ended September 30, 1995. This decrease in average balance was almost entirely offset by an increase in yield from 6.73% for the quarter ended September 30, 1994 to 7.36% for the quarter ended September 30, 1995. The nine-month period reflected the same event as the average balance declined from $156.7 million to $138.8 million and yields increased from 6.48% to 7.00% for the nine-month periods ended September 30, 1994 and September 30, 1995. The average balance of investment securities decreased from $90.5 million to $83.5 million, and the average yield increased from 5.85% to 6.49% from the three months ended September 30, 1994 to the three months ended September 30, 1995. The nine month comparison from September 30, 1994 to nine months ended September 30, 1995 reflected a large increase in the average balance from $69.4 million to $88.7 million which resulted in a greater contribution to interest income even though the yield for the nine-month period declined from 6.35% in 1994 to 6.28% in 1995. Increases in interest income generated by real estate loans were reflected for both the three-month and nine-month periods. This was caused primarily by increased average balances from $269.9 million for the quarter ended September 30, 1994 to $292.1 million for quarter ended September 30, 1995, and from $273.8 million to $286.1 million for the nine-month period. Contributions to interest income from other interest-earning assets, mainly short-term cash equivalents, de creased as these assets were used to help fund the growth in the loan portfolios.


Interest Expense
----------------

   Total interest expense increased by $2.6 million for the quarter ended September 30, 1995 as compared to the same period in 1994. The average balance of all interest-bearing liabilities increased from $1,014.4 million for the quarter ended September 30, 1994 to $1,066.5 million for the quarter ended September 30, 1995. This increase accompanies an increase in the average rate paid on all interest-bearing liabilities from 3.99% to 4.78% during the respective period. This reflects the overall economic interest rate increases and their impact on the Bank s market rate-sensitive deposits and short-term borrowings. One component of the change in interest-bearing liabilities is the average balance of borrowings increasing from $84.5 million for the three months ended September 30, 1994 to $108.0 million for the three months ended September 30, 1995. The larger borrowing balance complements the growth in deposits to principally fund the growth in the consumer and commercial loan areas. This increase was coupled with an increase in the rate paid on such borrowings from 4.87% to 6.19% during this period. The average balance of deposits increased from $929.9 million dur ing the three months ended September 30, 1994 to $958.4 million during the same period in 1995. The increase in the average balance of deposits and the 71 basis point increase in the average rate paid on such funds resulted in an increase in interest paid on deposits from $9.1 million for the third quarter of 1994 to $11.1 million for the third quarter of 1995. Total interest expense increased from $28.0 million to $37.4 mil lion for the nine-month periods ended September 30, 1994 and 1995, respectively. This increase was due somewhat to the elevation in the Bank s average balance in interest-bearing liabilities; the average increased from $986.7 million to $1,051.8 million. A larger contributor to the rise in interest expense was the increase in the average cost of interest-bearing liabilities from 3.79% to 4.75% generated by the higher interest rate environment.

Provision for Credit Losses
---------------------------

   The provision for credit losses increased from $0.9 million to $1.4 million for the quarters ended Septem ber 30, 1994 and September 30, 1995, respectively. For the nine-month period ended September 30, 1994 to the nine-month period ended September 30, 1995, the provision increased from $2.8 million to $4.1 million. The allowance for possible credit losses remained constant at $15.8 million as of September 30, 1995 com pared to December 31, 1994. See Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

   Non-interest income increased from $1.4 million for the three months ended September 30, 1994 to $1.6 million for the three months ended September 30, 1995, an increase of approximately 16%. This increase resulted primarily from growth in the credit card merchant and consumer base resulting in an increase in fee income of approximately 38% for quarter ended September 30, 1995 compared with quarter ended September 30, 1994 and approximately 36% for the nine months ended September 30, 1995 compared with September 30, 1994. Service charges on deposit accounts increased 15% from the quarter ended September 30, 1994 to the quarter ended September 30, 1995 with similar increases for the nine-month periods. Other non-interest income items remained relatively stable. The total non-interest income increased from $4.0 million for the nine months ended September 30, 1994 to $4.5 million for the same period in 1995.

Gains (Losses)  On Sale of Mortgages
------------------------------------

   The practice of the Bank has been to sell or securitize long-term, fixed-rate residential mortgage loans. As a result of this practice, the Bank sold $32.5 million of mortgage loans for the first nine months of 1995 as compared to having securitized or sold $66.3 million for the first nine months of 1994. Of the $69.5 million of residential mortgage loans originated in the first nine months of 1995, $31.8 million were adjustable-rate loans which are maintained in the portfolio of the Bank. The rise in interest rates during 1994 resulted in a loss on sale of mortgages of $23,000 for the quarter ended September 30, 1994, and $817,000 for the first nine months of 1994; loans were sold or marked-to-market at rates higher than the origination rates. The first nine months of 1995 reflected a loss on sale of mortgages of $189,000 for the quarter ended September 30, 1995 and a loss of $127,000 for the first nine months of 1995.

Non-interest Expense
--------------------

    Non-interest expense increased from $6.6 million to $6.7 million for the quarters ended September 30, 1994 and 1995, respectively, and from $18.7 million to $20.6 million for the nine months ended September 30, 1994 and 1995, respectively. There were two items of note during the quarter that contributed to fluctuations in non-interest expense. A recapitalization refund of $581,000 was received from the Federal Deposit Insur ance Corporation ( FDIC ). This refund was based on the Bank Insurance Fund reaching a predetermined adequate level of funding. This will result in lowered FDIC insurance assessments for the fourth quarter for ward at an annual rate of 4 basis points per $100 of assessed deposits compared to the 23 basis points previ ously charged.

     During the quarter ended September 30, 1995, approximately $800,000 of other real estate expense ( ORE ) was recognized. This is in keeping with management s policy to closely monitor and write down ORE properties as needed based on management s estimate of their net realizable value (less costs to dispose). See further discussion in "Non-performing Loans and Other Real Estate Owned".

Income Taxes
------------

   The income tax expense was $2.3 million and $2.4 million for the quarters ended September 30, 1994 and September 30, 1995, respectively. These taxes decreased from $6.5 million to $6.4 million for the nine-month periods ended September 30, 1994 and September 30, 1995, respectively.

Non-Performing Loans and Other Real Estate Owned ("ORE")
--------------------------------------------------------

   When a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the defi ciency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period, set forth in the loan contract. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 60 days, the loan and payment histories are reviewed and legal proceedings may be instituted to remedy the default. While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss. Once the Company takes legal title to the property, it is classified as other real estate owned ("ORE") on the Statement of Condition.

  Loans are placed on a non-accrual status when, in the judgment of management, the probability of collec tion of interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid, interest is deducted from interest income. The Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery. The following table sets forth information regarding non-performing loans which are 90 days or more overdue and other real estate owned held by the Company at the dates indicated.

                                                                    September 30,    December 31,
                                                                        1995            1994
                                                                        ----            ----
                                                                       (Dollars In Thousands)
Commercial real estate loans:
 Non-accrual loans                                                    $ 3,827         $ 2,286
Commercial loans:
    Non-accrual loans                                                   7,405           4,449
Consumer loans:
    Accruing loans 90 days overdue                                        326             109
Residential real estate loans:
 Non-accrual loans                                                      1,322           1,037
                                                                      -------         -------
Total non-performing loans and accruing loans 90 days overdue         $12,880         $ 7,881
                                                                      =======         =======
Total non-performing loans to total gross loans                          1.36%           0.91%
Total real estate acquired in settlement of
 loans at net realizable value                                        $ 2,989         $ 3,234
Total non-performing loans and real estate acquired in settlement
 of loans at net realizable value to total assets                        1.30%           0.96%


   The Company has no troubled debt restructurings except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned increased to $15.9 million, or 1.30% of total assets at September 30, 1995, compared to $11.1 million, or 0.96% of total assets at December 31, 1994.

   At December 31, 1994, 30 non-performing residential real estate loans totalled $1.0 million. At Septem ber 30, 1995, non-performing residential real estate loans totalled $1.3 million and included 39 loans.

   At December 31, 1994, non-performing commercial real estate loans totalled $2.3 million, and included 5 loans ranging in size from $0.1 million to $1.4 million. At September 30, 1995, non-performing commercial real estate loans increased to $3.8 million and consisted of 7 loans ranging in size from $61,000 to $2.0 mil lion. This increase reflects the balance of $2.0 million on a single commercial real estate mortgage loan se cured by an office building which is experiencing a high vacancy rate due to the loss of a major tenant. The Bank has entered into a work-out arrangement with the borrower and established a loan loss reserve deemed adequate by management against the outstanding loan balance.

  Non-performing commercial loans at December 31, 1994 totalled $4.4 million and included 40 individual loans ranging in size from $1,000 to $1.6 million. At September 30, 1995, non-performing commercial loans increased to $7.4 million and consisted of 45 individual loans ranging in size from $2,000 to $2.5 million. This increase primarily reflects the remaining balance of $2.5 million on a real estate secured loan which was classified as non-performing by management after recognition of a partial charge-off in the amount of $0.6 million taken during the first quarter of 1995. The loan and all other non-performing loans have been inter nally risk-rated and loan loss reserves established deemed adequate by management.

  The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1994, the Company had $109,000 of loans greater than 90 days past due on which it was accruing interest, as compared to $326,000 at September 30, 1995. As of each date, the only such loans were consumer loans.

  At September 30, 1995, the Bank had approximately $5.2 million of loans deemed impaired under FAS 114. All of these loans have specific reserves of approximately $1.6 million; $3.1 million of these loans have been written down to their net realizable value by a write-off of $1.7 million.

  At December 31, 1994, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totalled $3.2 million, which consisted of 18 single-family residential properties with a book value totalling $1.3 million and 8 local commercial real estate properties with a book value of $1.9 million. At September 30, 1995, ORE totalled $3.0 million, which consisted of 11 single-family residential properties to talling $0.7 million and 15 local commercial real estate properties with a book value of $2.3 million. See "- Provision for Credit Losses".

  Management reviews the adequacy of the allowance for possible credit losses at least quarterly, applying projected loss ratios to the risk-ratings of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk of characteristics of various categories and concentrations of loans, transfer risks and other pertinent factors.

The following table summarizes activity in the Company s allowance for possible credit losses during the periods indicated:

                                    Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                        1995      1994        1995      1994
                                        ----      ----        ----      ----
                                                (Dollars In Thousands)


Average gross loans outstanding        $933,141  $834,473   $906,004  $823,498
                                       ========  ========   ========  ========
Allowance at beginning of period       $ 15,576  $ 15,883   $ 15,847  $ 15,234

Charge-offs:

 Commercial real estate loans               614        92      1,640       110
 Consumer loans                             237       181        760       572
 Commercial loans                           579     1,077      2,289     2,275
   Residential real estate loans              0         1         57         1
                                       --------   -------   --------  --------
   Total loan charge-offs                 1,430     1,351      4,746     2,958
Recoveries:

 Commercial real estate loans                14         4         23        32
 Consumer loans                             106        72        256       249
 Commercial loans                            61       516        266       638
   Residential real estate loans              0         0         16         0
                                       --------   -------   --------  --------
   Total recoveries                         181       592        561       919
                                       --------   -------   --------  --------
Net charge-offs                           1,249       759      4,185     2,039
                                       --------   -------   --------  --------
Provision for credit losses
 charged to operating expenses            1,431       853      4,096     2,782
                                       --------   -------   --------  --------
Allowance at end of period             $ 15,758   $15,977   $ 15,758  $ 15,977
                                       ========  ========   ========  ========

Ratio of net charge-offs to:
 Average gross loans
  outstanding (annualized)                 0.54%     0.36%      0.62%     0.33%
Ratio of allowance to:
 Non-performing loans                    122.34%   176.33%    122.34%   176.33%
 Period-end loans outstanding              1.66%     1.90%      1.66%     1.90%

   During the third quarter of 1995, the Bank charged-off $0.3 million of an out of state commercial real estate loan on a medical office building. For the first nine months of 1995, the total charge-offs relating to this property have totalled $1.2 million. This loan and the effect of a $0.5 million recovery realized during the third quarter of 1994 are the primary factors that contributed to the increase in the three-month period and nine-month period charge-offs and provision for credit losses as shown in the above chart. The allowance for possible credit losses decreased slightly to $15.8 million, or 1.66% of gross loans outstanding at September 30, 1995, from $16.0 million, or 1.90% of total gross loans outstanding at September 30, 1994. This decrease in the allowance for credit losses resulted from the recognition of credit losses against established loan loss re serves. Management considers the current level of loan loss reserves adequate to cover potential credit losses.

Sources of Funds
----------------

   Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The average balance of all interest-bearing liabilities increased from $986.7 million for the nine-month period ended September 30, 1994 to $1,051.8 million for the same period ended September 30, 1995, an increase of $65.1 million. In order to provide the Company with alternative funding sources, the Board of Directors authorized the Company to use up to $50.0 million of brokered deposits. The Company continued utilizing this authorization in the nine months of 1995 and held brokered deposits of $20.0 million at September 30, 1995 compared to $40.0 million at September 30, 1994.

Liquidity and Capital Resources
-------------------------------

   A fundamental objective of the Company is to effectively manage its liquidity. Prudent liquidity manage ment insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

   The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans, bond maturities, and such other sources as long and short-term borrowings including institu tional repurchase agreements, sales of investment securities, loans, and mortgage-backed securities. At Sep tember 30, 1995, the total of approved loan commitments amounted to $38.7 million. Scheduled maturities of borrowings during the next twelve months are $119.8 million. Savings certificates, which are scheduled to mature during the next twelve months, totalled $337.9 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At September 30, 1995, the Company had long-term borrowings of $1.5 million.

   At September 30, 1995, the Company's Tier I leverage ratio, as defined in guidelines, was 9.46%, which exceeds the current requirements for the Company. On September 30, 1995, the Company s total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 12.81%.

   The Company's book value per common share increased from $24.90 at December 31, 1994 to $27.41 at September 30, 1995.

Impact of Inflation and Changing Prices
---------------------------------------

   The financial statements and related data presented herein have been prepared in accordance with gener ally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

   Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's perfor mance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direc tion or in the same magnitude as the price of goods and services.

Market Prices and Related Shareholder Matters
---------------------------------------------

   The stock of the Company is listed on The Nasdaq Stock Market National Market System under the sym bol "BSBN". As of September 30, 1995, the Company had 1,535 shareholders of record and 4,206,623 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

   The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                 Cash
                                        Price Range         Dividends
1994                               High            Low      Per Share
----                               ----            ---      ---------
First Quarter                    $25.00         $22.00          $0.19
Second Quarter                    29.00          21.50           0.19
Third Quarter                     29.50          26.75           0.19
Fourth Quarter                    29.00          26.50           0.22


1995
----
First Quarter                    $29.25         $27.00          $0.22
Second Quarter                    31.00          27.00           0.22
Third Quarter                     32.00          30.00           0.22

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1 -     Legal Proceedings
             -----------------
             Not applicable


Item 2 -     Change in Securities
             --------------------
             Not applicable


Item 3 -     Defaults upon Senior Securities
             -------------------------------
             Not applicable


Item 4 -     Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             Not applicable


Item 5 -     Other Information
             -----------------
             Not applicable


Item 6 -     Exhibits and Reports on Form 8-K
             --------------------------------
             Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                BSB Bancorp, Inc.





Date:    11/14/95    By:   William H. Rincker
       ------------        ------------------
                           WILLIAM  H. RINCKER
                           Chairman of the Board and
                           Chief Executive Officer


Date:    11/14/95    By:   Edward R. Andrejko
       ------------        ------------------
                           EDWARD R. ANDREJKO
                           Senior Vice President and
                           Chief Financial Officer

                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION                                         PAGE
         ---------------------                                         ----

 Item 1:   Financial Statements

           Consolidated Statements of Condition
           September 30, 1995 and December 31, 1994                      1

           Consolidated Statements of Income Three Months
           and Nine Months Ended September 30,
           1995 and September 30, 1994                                   2

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1995
           and September 30, 1994                                        3

           Consolidated Statements of Changes in
           Shareholders' Equity Nine Months Ended
           September 30, 1995 and September 30, 1994                     4

           Notes to Consolidated Financial Statements                  5-6


 Item 2:   Management's Discussion and Analysis of Financial
           Condition and Results of  Operations                       7-18



PART II.   OTHER INFORMATION
           -----------------

           Item 1-6                                                     19

           Signature Page                                               20