Form 10-K405
period 1995-12-31
BSB BANCORP INC
filed 1996-03-29
CIK 830257

This statement is intended to satisfy the requirements for an annual disclosure statement as contained in Section 350.4(a) of the Federal Deposit Insurance Corporation regulations. This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.
================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

         [X]      Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

                                      OR

         [ ]      Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                   For the transition period from _______ to _______

                       Commission File Number:  0-17177

                               BSB BANCORP, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                    16-1327860
               -------------------------------   -------------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)    Identification No.)

               58-68 Exchange Street, Binghamton, New York        13902
               -------------------------------------------     ---------
               (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (607) 779-2492

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, ($0.01 par value per share)
                   -----------------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

As of March 6 1996, the aggregate value of the 6,198,837 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,089,328 shares held by all affiliates of the Registrant, was approximately $158,070,344. This figure is based on the closing sales price of $25.50 per share of the Registrant's Common Stock on March 6, 1996.

Number of shares of Common Stock outstanding as of March 6, 1996 - 6,198,837

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

   (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.

   (2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 22, 1996 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                              FOR THE YEAR ENDED
                               DECEMBER 31, 1995
                               BSB BANCORP, INC.

                                                               Page
                                                              -----

PART I
  Item 1.     Business                                            1
  Item 2.     Properties                                         26
  Item 3.     Legal Proceedings                                  27
  Item 4.     Submission of Matters to a Vote of
              Security Holders                                   27

PART II
  Item 5.     Market for the Registrants Common Equity and
              Related Stockholder Matters                        27
  Item 6.     Selected Financial Data                            27
  Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations      27
  Item 8.     Financial Statements and Supplementary Data        27
  Item 9.     Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure             27

PART III
  Item 10.    Directors and Executive Officers of the
              Registrant                                         27
  Item 11.    Executive Compensation                             27
  Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                              27
  Item 13.    Certain Relationships and Related Transactions     28

PART  IV
  Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                             28-29

PART I

ITEM 1.  BUSINESS

GENERAL

BSB BANCORP, INC.

  BSB Bancorp, Inc. (the "Company") is the Delaware-chartered bank holding company for BSB Bank & Trust Company ("BSB Bank & Trust" or the "Bank"). Until 1995, the Bank was known as Binghamton Savings Bank. The Bank's new name reflects the change in charter from that of a savings bank to a commercial bank and trust company. The Company was organized in February 1988 as part of the Bank's holding company reorganization (the "Reorganization"), which was completed in October 1988. The Company owns 100% of the issued and outstanding common stock, $1.00 par value, of the Bank, which is the primary asset of the Company. The business of the Company is the business of the Bank. The Company's and the Bank's principal executive offices are located at 58-68 Exchange Street, Binghamton, New York 13902, telephone (607) 779-2492.

  On a consolidated basis, at December 31, 1995, the Company had total assets of $1.2 billion and total shareholders' equity of $116.8 million or $18.70 per share based on 6,243,397 shares of common stock, $.01 par value per share ("Common Stock"). The Company had a ratio of shareholders' equity to assets of 9.44% at December 31, 1995. The Company had net income of $12.6 million for the year ended December 31, 1995.

  The Company, as a bank holding company, and the Bank, are subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Banking Department"). Unless the context otherwise requires, all references to the Company herein are intended to include the activities of the Bank.

BSB BANK & TRUST COMPANY

  The Bank was incorporated as a New York-chartered mutual savings bank in 1867 and converted to a New York-chartered stock savings bank in 1985. In 1995, the Bank changed its charter to a New York-chartered commercial bank and trust company to more accurately reflect the nature of the Bank's existing activities and to further expand its product offerings into such areas as municipal services. Also as a result of the charter change, the Bank no longer is permitted to engage in savings bank life insurance activities. Accordingly, in the first quarter of 1995 the Bank transferred all of its savings bank life insurance business to an out-of-market savings bank.

  Deposit accounts in the Bank are insured to applicable limits by the Bank Insurance Fund ("BIF"), as administered by the FDIC. The Bank is headquartered in Binghamton, New York and conducts business in Broome, Tioga, Chenango and Chemung counties and adjacent areas of New York State. BSB Bank & Trust serves its customers from twelve full-service banking offices and six off-premise automatic teller machines (MachineTeller(R)) at the two largest hospitals in the area, at the Binghamton Regional County Airport, Town Square Mall, Martin Marietta, and at Broome Community College. The Bank also serves its customers at twelve proprietary banking service locations (StoreTeller(R)) situated in the area's largest supermarket chain.

  The primary market area of the Bank is Broome, Tioga, Chenango, and Chemung Counties with a combined population of 421,370 according to the 1990 United States Census. The Bank is the leader in total deposits in Broome County. In the past decade, BSB Bank & Trust has changed from a traditional thrift institution to a diversified financial service organization providing a broad range of deposit and loan products to area businesses and consumers. In particular, the Bank has become a major provider of banking services to the business community. It has also dramatically expanded all phases of consumer lending, including both direct and indirect automobile financing and credit card lending. A full-service Trust Department was established in 1991.

  Banks are subject to extensive supervision and regulation. As a New York-chartered, FDIC-insured bank, the Bank is subject to regulation and supervision by the Banking Department and the FDIC, and as to certain matters by the Federal Reserve Board. The Bank is also a member of the Federal Home Loan Bank of New York ("FHLBNY").

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

  BSB Bank & Trust's portfolio of net loans totalled $909.9 million at December 31, 1995, representing 73.58% of the Bank's total assets at that date. A portion of the Bank's loan portfolio is comprised of loans secured by first mortgages on one- to four-family residences. These loans are primarily long-term and are either conventional (not insured or guaranteed by a federal agency) or insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). In recent years, residential mortgage loan originations have predominantly been made at fixed rates of interest, however, as interest rates continued to increase throughout 1994 and the beginning of 1995, the emphasis on residential mortgage loan originations began to change from fixed-rate loans to adjustable-rate loans. This is evidenced by noting 40.6% of residential mortgage loan originations were adjustable in 1995 compared to 18.8% in 1994. The remainder of the Bank's loan portfolio consists of adjustable-rate residential mortgage loans and mortgage loans on multi-family residential dwellings and loans on income-producing commercial real estate as well as commercial loans and consumer loans, including secured and unsecured personal loans, credit card loans, automobile and home improvement loans and student loans. Consistent with management's objectives of developing improved portfolio diversification and increasing rate sensitivity to changes in cost of funds, the Bank has continued to place an emphasis on the origination of adjustable-rate commercial real estate, commercial and consumer loan products. Adjustable-rate residential mortgages are usually retained while fixed-rate residential loans are originated primarily for sale or securitization.

  The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.


                                                                        December 31,

                                   1995               1994               1993              1992               1991
---------------------------------------------------------------------------------------------------------------------
                                  Amount    Percent  Amount   Percent   Amount    Percent  Amount    Percent  Amount
---------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)

Commercial                       $455,444   49.13%  $386,875   44.72%  $339,555   42.02%  $293,599   38.30%  $279,689
Consumer:
 Student                            8,940    0.96%    12,404    1.43%    11,485    1.42%    13,434    1.75%    12,421
 Personal                         155,522   16.78%   151,415   17.50%   123,905   15.33%    87,796   11.46%    78,326
 Savings account                      423    0.04%       632    0.07%       781    0.10%     1,228    0.16%     1,908
 Overdraft checking                   836    0.09%       614    0.07%       623    0.08%       685    0.09%       967
 Home equity                       25,133    2.71%    26,233    3.03%    28,691    3.55%    28,463    3.72%    25,641
 Credit card                        9,692    1.05%     9,565    1.11%    10,771    1.33%     9,005    1.17%    10,525
---------------------------------------------------------------------------------------------------------------------
   Total consumer loans           200,546   21.63%   200,863   23.21%   176,256   21.81%   140,611   18.35%   129,788
---------------------------------------------------------------------------------------------------------------------
Real estate
 Fixed-rate:
  Residential                      37,071    4.00%    38,340    4.43%    54,948    6.80%    84,360   11.00%    65,518
  FHA & VA                         16,810    1.81%    20,309    2.35%    25,709    3.18%    32,119    4.19%    38,247
  Commercial                        3,011    0.33%     3,218    0.37%     3,348    0.41%     3,781    0.49%     4,159
  Commercial FHA                      214    0.02%       219    0.03%       224    0.03%       228    0.03%       232
---------------------------------------------------------------------------------------------------------------------
    Total fixed-rate               57,106    6.16%    62,086    7.18%    84,229   10.42%   120,488   15.71%   108,156
---------------------------------------------------------------------------------------------------------------------
 Adjustable-rate:
   Residential                     82,470    8.90%    81,200    9.39%    77,678    9.61%    86,289   11.26%   101,700
   Commercial                     131,450   14.18%   134,058   15.50%   130,383   16.14%   125,482   16.38%   121,946
---------------------------------------------------------------------------------------------------------------------
     Total adjustable-rate        213,920   23.08%   215,258   24.89%   208,061   25.75%   211,771   27.64%   223,646
---------------------------------------------------------------------------------------------------------------------
     Total real estate            271,026   29.24%   277,344   32.07%   292,290   36.17%   332,259   43.35%   331,802
---------------------------------------------------------------------------------------------------------------------
                                 $927,016  100.00%  $865,082  100.00%  $808,101  100.00%  $766,469  100.00%  $741,279
=====================================================================================================================

  The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 1995. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less, and student loans in the interim status are reported as due beyond five years. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed and adjustable interest rates.


                                      Residential   Commercial  Commercial
                                      Real Estate  Real Estate    Business  Consumer
                                            Loans        Loans       Loans     Loans     Total
----------------------------------------------------------------------------------------------
(Dollars In Thousands)
Amounts due:
 Within one year                         $  6,771     $ 19,345    $381,917  $ 85,963  $493,996
 After one year through five years         27,921       52,965      54,457    92,900   228,243
 Beyond five years                        101,659       62,365      19,070    21,683   204,777
----------------------------------------------------------------------------------------------
  Total                                  $136,351     $134,675    $455,444  $200,546  $927,016
==============================================================================================

Amounts due after one year:
 Fixed                                   $ 49,576     $  1,995    $ 73,527  $114,583  $239,681
----------------------------------------------------------------------------------------------
 Adjustable                              $ 80,004     $113,335    $     -   $    -    $193,339
==============================================================================================

  Contractual maturities of loans do not necessarily reflect the actual term of loans in the Bank's portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages.

  Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

LOAN UNDERWRITING POLICIES

  The Board of Directors of the Bank has granted certain senior loan officers individual authority of up to $350,000, or combined authority up to $500,000, to approve commercial loans and real estate loans originated or purchased by the Bank to any one borrower and related entity. Such loans in excess of $500,000 with principal balances up to $750,000 must be approved by the Commercial Loan Committee, which is comprised of the President and the Senior Loan Officers of the Bank. Such loans in amounts exceeding $750,000 must be approved by the Directors' Loan Committee, which is comprised of a minimum of five Board members of the Bank, four members serving for a period of one year and the fifth member serving on a rotation basis for two months.

  The Board of Directors of the Bank has granted certain officers and staff members the authority to approve one- to four-family residential loan originations and purchases in amounts up to $150,000. Such loans in excess of $150,000 with principal balances up to $300,000 must be approved by the Residential Mortgage Loan Committee, which is comprised of the Bank's Senior Residential Mortgage Officer and the other Residential Mortgage Loan Officers of the Bank. Such loans in amounts exceeding $300,000 must be approved by the Directors' Loan Committee, which is described above.

  The Board of Directors of the Bank has granted certain officers and staff members the authority to approve both secured and unsecured consumer loan originations in amounts up to $75,000 to any one borrower and related entity. Consumer loans in excess of $75,000 must be approved by the Consumer Loan Committee, which is comprised of the Bank's Senior Consumer Loan Officer and the other Consumer Loan Officers of the Bank.

  Commercial loan decisions are based upon the evaluation of the borrower's ability to repay from the normal operations of the business and, if deemed necessary, by collateral, such as accounts receivable, equipment and/or inventory, as a secondary source of repayment. The Bank's staff periodically reviews the financial condition of all borrowers. All commercial loans delinquent for more than 30 days are reported monthly to the Board of Directors of the Bank. Any commercial loan on which payment is past due for more than 90 days is placed on a non-accrual status.

  Commercial real estate loan decisions are generally based upon the financial strength of the borrower, revenue stream from the property, quality of tenants, and lease terms and appraised value of the real estate collateral. All commercial real estate is inspected by an officer of the Bank's Commercial Real Estate Loan Department and, in addition, appraisals are made by an approved appraiser. Loan-to-value ratios on commercial real estate loans originated or purchased by the Bank generally do not exceed 80%.

  Residential mortgage and consumer loans are based upon an analysis of the borrower's ability to repay, employment stability, which includes a review of the adequacy and source of income and the borrower's past and current credit history. Residential mortgage loans are advanced on one- to four-unit residential properties in amounts up to 95% of appraised value for owner-occupied residences. The Bank generally requires all conventional mortgage loans with loan-to-value ratios in excess of 80% to carry private mortgage insurance.

ORIGINATION, SECURITIZATION AND SALE OF LOANS

  Residential loan originations are attributable to referrals from real estate brokers and builders, depositors and walk-in customers, as well as the loan solicitors of BSB Mortgage Corporation ("BSB Mortgage"), the Bank's wholly-owned subsidiary, and mortgage brokers. Since 1983, BSB Mortgage has compensated its sales employees on an incentive basis to solicit residential real estate loan applications in the Bank's local lending area. These applications are centrally underwritten by the Bank. Commercial real estate loan originations have been obtained primarily by direct solicitation. Consumer loan originations are primarily attributable to walk-in customers who have been made aware of the Bank's programs by advertising, and, with respect to automobile and mobile home loans, through indirect financing programs in participation with various automobile dealers and mobile home service companies operating throughout the Bank's market area. Commercial loan originations have been obtained primarily as a result of direct solicitations and walk-in customers.

The following table shows the loans originated, securitized, sold and repaid during the periods indicated.


                                                           Years Ended December 31,
                                                         1995       1994       1993
-----------------------------------------------------------------------------------
                                                           (Dollars In Thousands)
Gross loans receivable at
 beginning of period                               $  866,864   $815,459   $774,783
Mortgage loan originations:
 Conventional
   One- to four-family dwellings
     Fixed-rate                                        50,881     62,144     80,125
     Adjustable-rate                                   34,829     14,467      5,396
   Commercial real estate                               9,992     15,465     14,986
 FHA/VA                                                     -        308        280
-----------------------------------------------------------------------------------
   Total mortgage loans originated                     95,702     92,384    100,787
-----------------------------------------------------------------------------------

Commercial loan originations                          122,490    143,292    109,380

Consumer loan originations:
 Student loans                                          4,755      5,927      5,058
 Personal loans                                        67,585     83,740     85,158
 Home improvement loans                                 1,382      1,654      1,459
 Savings account loans                                    232        381        607
 Overdraft checking                                     2,385      1,794      1,526
 Equity lines of credit                                 9,636      7,490      9,997
 Credit card                                           11,617     11,080     14,205
-----------------------------------------------------------------------------------
   Total consumer loans originated                     97,592    112,066    118,010
-----------------------------------------------------------------------------------
    Total loans originated                            315,784    347,742    328,177
-----------------------------------------------------------------------------------

Commercial loan-credit advances                     1,111,224    663,497    434,640
Principal repayments                                1,288,797    881,217    615,812
Loans securitized:
 FNMA-fixed                                                 -     17,194     48,640
 FNMA-adjustable                                       21,875          -          -
-----------------------------------------------------------------------------------
  Total loans securitized                              21,875     17,194     48,640
-----------------------------------------------------------------------------------
Loan sales:
 Student loans                                          6,968      3,623      5,486
 Fixed-rate residential mortgages                      47,936     57,800     52,203
-----------------------------------------------------------------------------------
   Total loan sales                                    54,904     61,423     57,689
-----------------------------------------------------------------------------------
    Net loan activity                                  61,432     51,405     40,676
-----------------------------------------------------------------------------------
Gross loans receivable and mortgages
 held for sale at end of period                       928,296    866,864    815,459
Mortgages held for sale                                (1,280)    (1,782)    (7,358)
-----------------------------------------------------------------------------------
Gross loans receivable at the end of the period       927,016    865,082    808,101
Allowance for possible credit losses                  (16,560)   (15,847)   (15,234)
Total net discounts and premiums                         (605)    (1,218)    (1,256)
-----------------------------------------------------------------------------------
Net loans receivable at the end of period          $  909,851   $848,017   $791,611
===================================================================================

RESIDENTIAL REAL ESTATE LENDING

  The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 1995, $136.4 million, or 14.7% of the Bank's total loan portfolio consisted of residential mortgage loans. In 1995 and 1994, residential mortgage loan originations amounted to $85.7 million and $76.9 million, respectively, which represented approximately 27.14% and 22.12%, respectively, of the Bank's total loan originations.

  Increased mortgage activity in recent years has resulted in a substantial increase in the Bank's serviced mortgage loan portfolio. The serviced mortgage loan portfolio, a source of non-interest income, increased from $263.3 million at December 31, 1994 to $311.3 million at December 31, 1995.

  The Bank's residential mortgage loan originations are primarily conventional. Residential loans made on one- to four-family residential properties have been predominantly originated in amounts up to 95% of appraised value for owner-occupied residences. The Bank requires all conventional loans with loan to value ratios in excess of 80% carry private mortgage insurance. Although the initial contractual loan payment period for residential loans historically ranges from 15 to 30 years, the Bank's experience indicates that residential loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or repay loans at their option without prepayment penalties.

  The Bank's conventional fixed-rate first mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield, often through the authorization of assumptions of existing loans at higher rates of interest and/or the imposition of assumption fees.

  The adjustable-rate loans currently offered by BSB Bank & Trust have up to 30-year terms and annual interest rate adjustments, which are based upon an index of United States Treasury Securities for a comparable term plus a margin. The Bank predominantly utilizes either a 1% or 2% cap on any increase or decrease in the interest rate at each adjustment period and a 6% limit on any increase or decrease in the annual interest rate over the life of the loan. In conjunction with the change in charter during 1995 to a commercial bank which allowed the Bank to enter the area of municipal services, $21.9 million of adjustable-rate mortgages were securitized to be pledged against municipal deposits.

  The Bank continues to offer one- to four-family residential loans with fixed rates of interest, but all such loans are made under terms, conditions and documentation which permit their sale in the secondary market. Since 1982, management has implemented a program of securitizing and selling its conventional fixed-rate residential mortgages. The Bank securitized or sold $100.8 million, $75.0 million and $47.9 million of such loans in 1993, 1994, and 1995, respectively. Many of the fixed-rate residential loans that remain in the Bank's portfolio are at or below present market rates and, if liquidated, the market value would be less than carrying value.

  The Bank requires fire and casualty insurance coverage and title insurance in connection with the origination of all residential mortgage loans. The cost of this insurance coverage is paid by the borrower.

COMMERCIAL REAL ESTATE LENDING

  In 1995, the Bank continued to originate loans secured by income-producing commercial real estate, including multi-family (over four units) and commercial properties, such as apartment complexes, retail buildings, office buildings and shopping centers ("commercial real estate"). The Bank originated $10.0 million in commercial real estate loans in 1995 compared to $15.5 million in 1994 and $15.0 million in 1993. These amounts represented 3.16%, 4.45% and 4.57% of total loan originations during fiscal 1995, 1994 and 1993, respectively. At December 31, 1995, the Bank had $134.7 million of commercial real estate loans outstanding, representing approximately 14.5% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans represent 97.6% of the total commercial real estate loan portfolio at December 31, 1995.

  The commercial real estate loans offered by the Bank are being underwritten with terms of up to 20 years and with interest rate adjustment periods of three or five years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analyses of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 1995 was 9.06% and 8.69% in 1994. The largest single commercial real estate loan advanced during 1995 was $0.6 million.

  Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.

  The Bank usually does not engage in construction lending unless there is a commitment in connection with the permanent financing of the property from the Bank or another lender.

COMMERCIAL LENDING

  The commercial loan portfolio has become a significant part of the Bank's asset base. As of December 31, 1995, commercial loans amounted to $455.4 million, or 49.13% of the Bank's total loans as compared with $386.9 million, or 44.72% as of December 31, 1994. Under New York law, the Bank generally may not lend to any one entity more than 15% of the bank's capital stock, surplus and undivided profits. The Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus and undivided profits, provided that at least the amount of such loan between 15% and 25% of the Bank's capital stock, surplus and undivided profits is secured. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 1995, 2 loan relationships each had outstanding loans and commitments exceeding 10% of shareholders' equity. However, also at December 31, 1995, there were no loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

  At December 31, 1995, there were $158.3 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $178,605. Management continues to emphasize commercial loan originations, which amounted to $143.3 million, or 41.21% of total loans originated in 1994 compared to $122.5 million, or 38.79% of total loans originated in 1995.

  The commercial loan portfolio is diversified by industry, type and size, and the loans have been made primarily to small- and medium-sized businesses in the local market. Approximately 80% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 8.64% in 1994 and 10.08% in 1995. The Prime Rate was 8.5% on December 31, 1995 and 1994. Commercial loans are made on both a secured and unsecured basis, and include secured lines of credit. Although many have shorter terms, the maximum term of a non-real estate secured commercial loan is ten years. The largest single extension of credit as of December 31, 1995 was in the amount of $15.0 million and as of that date, there was $11.2 million outstanding on that credit. As of December 31, 1995, the Bank had 46 other borrowers with outstanding loans and commitments exceeding $2.5 million.

 In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll and direct deposit to employees' accounts.

  CONSUMER LENDING

  The Bank engages in a variety of consumer lending activities. As of December 31, 1995, a total of $200.5 million of consumer loans was outstanding as compared to $200.9 million and $176.3 million at December 31, 1994 and 1993, respectively. The total consumer loan portfolio at December 31, 1995 was made up of $8.9 million in student loans, $155.9 million in personal loans (which includes indirect loans) and savings account loans, $0.8 million in unsecured revolving credit loans, $25.1 million in home equity loans and $9.7 million in credit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral, and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy and by adverse economic conditions.

  Of the $155.9 million in personal loans outstanding at December 31, 1995, $29.2 million represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff and $126.7 million represented the indirect consumer loan portfolio originated through relationships with automobile, mobile home service companies, and other retail dealers. All personal loans originated for the Bank are advanced at fixed interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

  The Bank began offering indirect financing through local auto dealerships in early 1986. The lending and support staff and data processing system have since been enhanced as the portfolio has grown. Given the past performance of the indirect loan portfolio and the opportunities for geographic and product diversification provided by growth in the indirect portfolio, the Bank began during 1992 and 1993 to emphasize the origination of indirect consumer loan contracts at competitive rates. In 1995, the Bank originated $53.7 million of indirect consumer loan contracts compared with $71.6 million of such consumer loans in 1994.

  The mix of indirect loans, the geographic distribution of indirect loan originations and the mix of products financed, which resulted from the growth of the indirect loan portfolio during 1994 were more varied than during prior years. Prior to 1993, the Bank originated indirect loans largely through auto dealers operating within its immediate market area. During 1995, the Bank originated indirect financing totalling $3.6 million or 6.71% of total indirect consumer loans for mobile homes and $1.3 million or 2.51% of total indirect consumer loans for recreational vehicles and boats. These indirect consumer contracts were originated through service companies with dealer relationships which extend throughout New York State and are supported by recourse agreements against significant reserve account balances.

  The remainder of the indirect consumer originations experienced during 1994 were the direct result of the Bank's earlier efforts to expand the geographic markets served by its auto dealership base. In particular, during 1992, the Bank expanded its market for indirect consumer lending into the Central New York Region, including the Syracuse metropolitan area.

   The home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 years, and are generally secured by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. During the fourth quarter of 1994, the Bank began offering home equity lines of credit with a term of 30 years. As of December 31, 1995, there were total home equity lines of credit available of $44.8 million with an outstanding balance of $25.1 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

  In 1993, the Bank introduced an adjustable-rate MasterCard program to complement its fixed-rate Visa credit card program. As of December 31, 1995, there were total credit card lines available of $32.0 million with an outstanding balance of $9.7 million as compared to $28.9 million and $9.6 million, respectively, at December 31, 1994.

  The significant growth in consumer lending, with its short-term characteristics, contributed to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

  The Bank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act ("CRA"). These programs reflect the Bank's continuing commitment and obligation to serve the convenience and needs of the communities in which it does business. Among other things, the Bank's CRA lending activities include housing and related loan programs, business and economic programs for the small business, minority and women's business communities, and refined underwriting standards, extensive staff training, enhanced marketing programs and individualized counseling for potential qualified borrowers. In January 1995, the Bank entered into an agreement with the Broome County CRA Coalition ("Coalition"), which consists of a number of community development and related organizations in the Bank's market area. Under that agreement, and through a CRA oversight committee to be formed by the Bank, Coalition members will provide the Bank, among other things, ongoing information and other reports in connection with the Bank's effort to fulfill its commitment to serve the convenience and needs of its communities.

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED ("ORE")

  When a borrower fails to make a scheduled payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period, set forth in the loan contract. In most cases, deficiencies are cured promptly. If delinquency extends beyond 60 days, the loan and payment history is reviewed and legal proceedings may be instituted to remedy the default. While the Bank generally prefers to work with borrowers to resolve such problems, the Bank does initiate foreclosure proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss.

  Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts insure full recovery.

  The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue and other real estate owned held by the Bank at the dates indicated:

                                                                                     December 31,
                                                            1995      1994      1993       1992      1991
---------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Residential real estate loans:
 Non-accrual loans                                       $ 1,920    $1,037   $   694    $   603   $   945
Commercial real estate loans:
 Non-accrual loans                                         2,764     2,286     4,081      3,275     1,381
Commercial loans:
 Non-accrual loans                                         8,032     4,449     5,779      8,370     8,306
Consumer loans:

 Accruing loans 90 days overdue                               96       109       107         68       178
---------------------------------------------------------------------------------------------------------
   Total non-performing loans and
    accruing loans 90 days overdue                       $12,812    $7,881   $10,661    $12,316   $10,810
=========================================================================================================
Total non-performing loans to
 total loans                                                1.38%     0.91%     1.32%      1.61%     1.46%
=========================================================================================================
Total real estate acquired in settlement of
 loans at lower of cost or fair value                    $ 2,468    $3,234   $   826    $ 1,006   $ 1,028
=========================================================================================================
Total non-performing loans and
 real estate acquired in settlement of loans
 at net realizable value to total assets                    1.24%     0.96%     1.05%      1.31%     1.18%
=========================================================================================================

  During, 1991, 1992, 1993, 1994, and 1995, approximately $320,000, $823,000,
$843,000, $405,000 and $986,000 of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

  During 1991, 1992, 1993, 1994 and 1995, $649,000, $406,000, $364,000, $365,000
and $241,000 respectively, of interest income on non-accrual loans was recognized during the periods as loans were paid to a current status or paid in full.

  The Company has no troubled debt restructuring except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned increased to $15.3 million, or 1.24% of total assets at December 31, 1995, compared to $11.1 million, or 0.96% of total assets at December 31, 1994.

  At December 31, 1994, 30 non-performing residential real estate loans totaled $1.0 million. At December 31, 1995, non-performing residential real estate loans totaled $1.9 million and included 49 loans. This increase in non-performing residential real estate loans reflects the recent softening in the Broome County economy due to reductions in defense spending and corporate downsizing. A high percentage of the loans in this group are "seasoned loans", which reduces the risk of loss. Loan loss reserves have been established that are deemed adequate by management.

  At December 31, 1994, non-performing commercial real estate loans totaled $2.3 million, and included 5 loans ranging in size from $100,000 to $1.4 million. At December 31, 1995, non-performing commercial real estate loans increased to $2.8 million and consisted of 6 loans ranging in size from $62,000 to $1.6 million. All six loans were put in a nonaccrual status during 1995.

  Non-performing commercial loans at December 31, 1994 totaled $4.4 million and included 40 individual loans ranging in size from $1,000 to $1.6 million. At December 31, 1995, non-performing commercial loans increased to $8.0 million and consisted of 35 individual loans ranging in size from $5,500 to $2.2 million. This increase primarily reflects the remaining balance of $2.2 million on a real estate secured loan which was classified as non-performing by management after recognition of a partial charge-off in the amount of $0.9 million taken during 1995, and the addition of three loans to a local manufacturing firm for an aggregate $2.3 million. These loans and all other non-performing loans have been internally risk-rated and loan loss reserves have been established that are deemed adequate by management.

  The adoption of SFAS No. 114 as of January 1, 1995 did not have a material effect on the Bank's assessment of the estimated loss on the loans ultimately deemed impaired. The Bank's non-accrual loans increased from $7.9 million at December 31, 1994 to $12.8 million at December 31, 1995. At the same time, the total risk-rated loans have reflected a significant decrease over the same period. Both the increase in the non-accrual loans and the decrease in the overall risk-rated loans have been incorporated in the Bank's overall allowance and provision for possible credit losses. At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $11.6 million with a corresponding valuation allowance of $3.8 million, and $600,000 for which there is no valuation allowance as the loans have been written down to fair value.

  At December 31, 1994, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totalled $3.2 million, which consisted of 18 single-family residential properties with a book value totalling $1.3 million and 8 local commercial real estate properties with a book value totalling $1.9 million. At December 31, 1995, ORE totalled $2.5 million and consisted of 7 single-family residential properties with a book value totalling $400,000 and 12 local commercial real estate properties with a book value totalling $2.1 million.

  During 1995, 17 single-family residential properties with a book value of $1.2 million were sold. From 1994, 1 single-family residential property remained in the ORE portfolio, and this property had its book value written down by a total of $15,000. During 1995, 6 single-family residential properties with a book value of $0.3 million were added to the ORE portfolio.

  During 1995, 1 local commercial real estate property with a book value of $110,000 was sold, and 1 local commercial real estate property with a book value of $100,000 was charged off. During 1995, 8 local commercial real estate properties with a book value totalling $1.0 million were added to the portfolio. Due to declining commercial real estate values, 3 local commercial real estate ORE properties were reduced by $450,000 and charged to other real estate expenses. All real estate carried in the Company's ORE portfolio are supported by recent independent appraisals.

  ALLOWANCE FOR POSSIBLE CREDIT LOSSES. Management reviews the adequacy of the allowance at least quarterly. Prior to 1995, the allowance was assessed by applying projected loss ratios to the risk-ratings (i.e. "classification") of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various "classifications" and concentrations of loans, transfer risks and other pertinent factors.

          During 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for possible credit losses during the periods indicated. Management considers the allowance for possible credit losses (reserves) of $16.6 million at December 31, 1995 adequate to cover potential credit losses.


                                                        Years Ended December 31,
                                              1995       1994       1993      1992        1991
----------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Average total loans outstanding           $914,988   $828,739   $796,696   $747,736   $715,038
==============================================================================================
Allowance at beginning of period          $ 15,847   $ 15,234   $ 12,916   $  9,995   $  8,282

Charge-offs:
    Residential real estate loans               81         54         66         92        126
    Commercial real estate loans             2,185        306        109        118        711
    Consumer loans                           1,123        850        707      1,207      1,152
    Commercial loans                         3,944      3,104      3,197      3,277      3,944
----------------------------------------------------------------------------------------------
        Total loans charged-off              7,333      4,314      4,079      4,694      5,933
Recoveries
    Residential real estate loans               18          0         57          0          3
    Commercial real estate loans                26         36         93         19          6
    Consumer loans                             358        344        311        318        346
    Commercial loans                           311        830        356        308        399
----------------------------------------------------------------------------------------------
        Total recoveries                       713      1,210        817        645        754
----------------------------------------------------------------------------------------------
Net charge-offs                              6,620      3,104      3,262      4,049      5,179
----------------------------------------------------------------------------------------------
Provision for credit losses charged to
    operating expenses                       7,333      3,717      5,580      6,970      6,892
----------------------------------------------------------------------------------------------
Allowance at end of period                $ 16,560   $ 15,847   $ 15,234   $ 12,916   $  9,995
==============================================================================================

Ratio of net charge-offs to:
    Average total loans outstanding           0.72%      0.37%      0.41%      0.54%      0.72%
Ratio of allowance to:
    Non-performing loans                    129.25%    201.08%    142.89%    104.87%     92.46%
    Year-end total loans outstanding          1.79%      1.83%      1.89%      1.69%      1.35%

  The provision for credit losses was $3.7 million in 1994 and $7.3 million in 1995. The allowance for possible credit losses increased to $16.6 million, or 1.79% of total loans at December 31, 1995, from $15.8 million, or 1.83% at year-end 1994 to reflect the continued growth in the commercial and consumer loan portfolios relative to other loan assets and letters of credit. Net charge-offs in 1995 amounted to $6.6 million, or 0.72% of average total loans outstanding, compared with $3.1 million, or 0.37% in 1994. Non-performing loans at December 31, 1995 were $12.8 million, or 1.38% of total loans outstanding, up from $7.9 million, or 0.91% at December 31, 1994.

  The following table indicates the allowance for possible credit losses by the following categories of loans for the following periods:


                                                                                                Years Ended December 31,
                               1995               1994               1993               1992              1991
------------------------------------------------------------------------------------------------------------------------
                             Amount     % (1)   Amount     % (1)   Amount     % (1)   Amount     % (1)   Amount    % (1)
------------------------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)

Real Estate:
 Commercial                  $ 4,195    14.53%  $ 3,953    15.89%  $ 3,863    16.58%  $ 2,457    16.90%  $4,115    17.04%
 Residential                     175    14.71       175    16.17       175    19.59       175    26.45      200    27.72
Commercial                    10,890    49.13    10,419    44.72     9,946    42.02     9,094    38.30    4,500    37.73
Consumer                       1,300    21.63     1,300    23.22     1,250    21.81     1,190    18.35    1,180    17.51
------------------------------------------------------------------------------------------------------------------------
                             $16,560   100.00%  $15,847   100.00%  $15,234   100.00%  $12,916   100.00%  $9,995   100.00%
========================================================================================================================

(1)  Percent of loans in each category to total loans at the dates indicated.

MORTGAGE-BACKED SECURITIES

  The Bank engages in the purchase and sale of various types of mortgage-backed securities deemed prudent by management. The types include collateralized mortgage obligations ("CMO") that consist of pools of mortgages divided into classes (or "tranches"). Returned principal is then directed in a predetermined order, as received, into each class until it is paid off. The vast majority of CMOS purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank owns and occasionally buys private user CMOS. The Bank purchases mostly senior tranches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. The Bank also purchases and sells participation certificates that consist primarily of certificates issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 1995, the Bank's gross mortgage-backed securities portfolio of $143.7 million included $85.3 million of CMOs, $1.9 million in GNMA securities and $56.5 million in participation certificates.

There also is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans any time. This option can affect the returns the Bank hopes to earn by investing in these securities. When interest rates fall as they did during 1993, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities and thereby adversely limiting the return the Bank can earn.

  Market values are also affected by the borrowers option to prepay. In falling rate environments, the increased possibility of prepayments limits the degree to which mortgage-backed securities can appreciate. Conversely, rising rates reduce the probability of prepayment. This increases the average time in which principal is repaid and can increase the impact that rising rates have on the market value.

  The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated. (Also, see Note 3 of the Consolidated Financial Statements included in the 1995 Annual Report to Shareholders):



                                                                                    December 31,
--------------------------------------------------------------------------------------------------
                                                 1995          1994       1993      1992      1991
--------------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
Collateralized mortgage obligations       $    85,344      $ 84,351   $ 72,865  $ 53,509  $ 67,729
GNMA securities                                 1,886         2,512      3,105     3,957     4,595
Participation certificates                     56,469        63,049     79,533    94,509   111,344
--------------------------------------------------------------------------------------------------
                                              143,699       149,912    155,503   151,975   183,668
--------------------------------------------------------------------------------------------------
Net (discounts) and premiums                     (383)         (159)       861       320       429
Unrealized appreciation (depreciation)            662        (6,576)     3,208       ---       ---
--------------------------------------------------------------------------------------------------
                                             $143,978 (1)  $143,177   $159,572  $152,295  $184,097
==================================================================================================


  (1) The book value of mortgage-backed securities at December 31, 1995 include approximately $25.4 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

  The following table shows the Bank's activity in mortgage-backed securities during the years indicated:



                                                             December 31,
-----------------------------------------------------------------------------------
                                                         1995       1994       1993
-----------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Mortgage-backed securities at beginning of
 year (gross)                                        $149,912   $155,503   $151,975
 Purchases:
  Collateralized mortgage obligations                  22,296     52,194     46,381
  Participation certificates                                0     28,553     19,679
-----------------------------------------------------------------------------------
    Total purchases                                    22,296     80,747     66,060
-----------------------------------------------------------------------------------
 Securitizations:
  Participation certificates                           21,875     17,194     48,640
-----------------------------------------------------------------------------------
 Sales
  Collateralized mortgage obligations                   6,513     16,010      8,850
  Participation certificates                           21,027     39,432     45,499
-----------------------------------------------------------------------------------
   Total sales                                         27,540     55,442     54,349
-----------------------------------------------------------------------------------
 Principal repayments:
  GNMA securities                                         626        593        852
  Collateralized mortgage obligations                  14,790     24,698     23,320
  Participation certificates                            7,428     22,799     32,651
-----------------------------------------------------------------------------------
   Total principal repayments                          22,844     48,090     56,823
-----------------------------------------------------------------------------------
   Net change in principal                             (6,213)    (5,591)     3,528
-----------------------------------------------------------------------------------

Mortgage-backed securities at end of year (gross)     143,699    149,912    155,503
-----------------------------------------------------------------------------------
 Net (discounts) and premiums                            (383)      (159)       861
 Unrealized appreciation (depreciation)                   662     (6,576)     3,208
-----------------------------------------------------------------------------------
  Net mortgage-backed securities at end of year      $143,978   $143,177   $159,572
===================================================================================

INVESTMENT ACTIVITIES

  The Bank has authority to purchase and sell a wide range of investment securities deemed to be prudent by management and the Board of Directors, subject to various restrictions which have not been material to the Bank's investment activities. As of December 31, 1995, the Bank's investment securities portfolio of $103.1 million constituted 8.34% of its total assets. Such securities consisted primarily of corporate bonds and United States Government agency securities.

  The Bank's investment strategy is set by the Asset and Liability Committee ("ALCO Committee"), which is comprised of officers of the Bank, and policies are reviewed by the ALCO Committee at least quarterly. While it is generally the intent of the Bank to hold assets originated or acquired to maturity in order to earn interest income, the ALCO Committee will make strategic changes primarily to increase liquidity and/or reduce interest rate risk.

  The following table sets forth the Bank's investment portfolio at carrying value at the dates indicated:



                                                                     1995       1994      1993
----------------------------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
Bond investments:
 U.S. Government obligations                                      $60,567    $48,841   $21,161
 Municipal obligations                                              9,312      7,832     5,356
 Corporate obligations                                             18,557     18,208     8,705
 Other                                                                170      3,220        59
----------------------------------------------------------------------------------------------
  Total bond investments                                           88,606     78,101    35,281
----------------------------------------------------------------------------------------------

Stock investments:
 Marketable equity securities                                           3          3     1,004
 Preferred sinking fund stocks                                      3,680      6,359     6,029
 Other securities                                                  11,197      5,165     5,197
----------------------------------------------------------------------------------------------
  Total stock investments                                          14,880     11,527    12,230
----------------------------------------------------------------------------------------------
Commercial paper                                                        0          0    28,933
----------------------------------------------------------------------------------------------
 Total investment securities at book value                        103,486     89,628    76,444
----------------------------------------------------------------------------------------------
Unrealized appreciation (depreciation)                               (372)    (2,942)      844
----------------------------------------------------------------------------------------------
Total investment securities                                      $103,114    $86,686   $77,288
==============================================================================================

The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 1995. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.

                                                                  Maturing After Five Years
                                          After One Year Through Five Years    Through Ten Years
                                          ---------------------------------   ----------------------
                          In one              Fixed         Variable          Fixed         Variable        Fixed
                            Year            Interest
                         or less
                          Amount   Rate   Amount   Rate   Amount   Rate   Amount   Rate   Amount  Rate  Amount    Rate
----------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Investment securities
 U.S. Treasury and U.S.
  government agencies
  and corporations        $11,005  4.56%  $31,019  6.21%  $ 3,998  5.03%  $14,545  4.98%  $ ---   ---%    $  --   ---%
Obligations of states and
  political subdivisions    4,231  5.11     2,678  5.74       ---   ---        73  5.15     ---   ---     2,330  7.40
Corporate bonds:
 Domestic                     ---   ---     4,498  5.26    11,927  6.87       ---   ---     ---   ---     1,394  8.15
Corporate stocks              ---   ---       ---   ---       ---   ---       ---   ---     ---   ---     2,594  5.27
Other securities              ---   ---       ---   ---       ---   ---       ---   ---     ---   ---    11,197  6.84
----------------------------------------------------------------------------------------------------------------------
 Total net investments
  and other securities    $15,236  4.71%  $38,195  6.07%  $15,925  6.41%  $14,618  4.98%  $ ---   ---%  $17,515  6.79%
======================================================================================================================


                                  After Ten Years
                                  ---------------

                                    Variable                  Total
                                 Amount    Rate      Amount    Rate
-------------------------------------------------------------------
                                      (Dollars in Thousands)

Investment securities
 U.S. Treasury and U.S.
  government agencies
  and corporations                $  ---   ---%      $ 60,567   5.54%
Obligations of states and
  political subdivisions            ---    ---          9,312   5.86
Corporate bonds:
 Domestic                           908   3.33         18,727   6.41
Corporate stocks                  1,089   9.13          3,683   6.41
Other securities                    ---    ---         11,197   6.84
--------------------------------------------------------------------
 Total net investments
  and other securities            $1,997  6.49%      $103,486   5.90%
====================================================================

DEPOSITS

  At December 31, 1995, the Bank had $1,006.5 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, term accounts and pension accounts for both individuals and small businesses. Of these deposit instruments, $534.6 million, or 53.11% of all deposits consisted of term accounts, $223.4 million, or 22.19% consisted of money market deposit accounts, $143.3 million, or 14.24% consisted of passbook and statement savings accounts, $59.7 million, or 5.93% consisted of NOW accounts and $45.5 million, or 4.52% consisted of commercial checking accounts, with the balance being comprised of escrow deposits.

  The Bank generally does not actively solicit or advertise for deposits outside of its primary market area. However, beginning in 1993, the Bank began accepting brokered deposits. At December 31, 1995, the brokered deposits totalled $40.0 million with original maturities of one to five years. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

  Since 1979, the Bank has offered state-of-the-art electronic delivery systems. Since such date, the Bank's ATM network (MachineTeller(R)) and point-of-sale network (StoreTeller(R)) have processed over 16.3 million transactions for the Bank's depositors. During the 1980s, the Bank derived an increasing amount of its deposits from short-term accounts (money market and certificates of deposit of two years or less in maturity) rather than longer maturity, fixed-rate, fixed-term certificates that previously were the Bank's primary source of deposits prior to 1978.

  Deposit accounts in the Bank are insured to the maximum permissible amounts by the BIF, as administered by the FDIC. Accordingly, the Bank is subject to rules, regulations and examinations of the FDIC.

  The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:

                                                                                                                      December 31,
                                                     1995                           1994                         1993
---------------------------------------------------------------------------------------------------------------------------------
                                                             Average                        Average                       Average
                                                            Interest                       Interest                      Interest
                                          Amount      %         Rate     Amount      %         Rate     Amount    %          Rate
---------------------------------------------------------------------------------------------------------------------------------
Passbook and statement                $  139,203    13.83%      3.00%  $163,505    16.98%      3.00%  $161,188   18.02%     3.00%
NOW accounts                              59,740     5.93       1.54     58,943     6.12       1.54     59,355    6.64       1.54
Money market deposit accounts            223,357    22.19       4.57    212,302    22.05       4.84    154,303   17.25       2.98
Commercial checking accounts              45,496     4.52       ----     45,507     4.73       ----     43,996    4.92       ----
One to two year certificates (1)         188,867    18.77       5.78    160,317    16.65       5.44    127,694   14.28       3.75
Two to three year certificates (1)       102,787    10.21       6.07    117,423    12.20       6.02    146,648   16.40       4.42
Other certificates (1)                   242,914    24.14       5.89    200,730    20.85       5.38    196,666   21.99       5.38
Escrow                                     4,101     0.41       2.00      4,053     0.42       2.00      4,443    0.50       2.00
---------------------------------------------------------------------------------------------------------------------------------
 Total deposits at end of period      $1,006,465   100.00%      4.65%  $962,780   100.00%      4.40%  $894,293  100.00%      3.50%
=================================================================================================================================

(1) Minimum balance required to earn interest, depending upon type of certificate, ranges from $500 to $100,000.

  The Bank attempts to manage the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area. The Bank has used its pricing policies to moderate deposit inflow to control its cost of funds in view, among other considerations, of its capital adequacy requirements. Management believes that this action does not have an adverse effect on its ability to acquire deposits.

  The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 1994 and December 31, 1995, which mature during the periods indicated:


                                                                                                        Amounts at December 31, 1995

                                                                                                                     Maturing Within

                                                                          December 31,        One        Two       Three
                                                                     1994         1995       Year      Years       Years  Thereafter

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              (Dollars In Thousands)

Certificate accounts:
 2% to 3.99%                                                     $ 51,464     $  1,620   $  1,459    $   123     $    16     $    22

 4% to 5.99%                                                      204,156      375,337    280,544     43,969      34,755      16,069

 6% to 7.99%                                                      216,623      154,078     61,580     40,062      17,230      35,206

 8% to 9.99%                                                        3,970        1,774        184        374         193       1,023

 10% to 11.99%                                                      2,257        1,759      1,042          0         416         301

------------------------------------------------------------------------------------------------------------------------------------

   Total certificate accounts                                    $478,470     $534,568   $344,809    $84,528     $52,610     $52,621

====================================================================================================================================


  The following table sets forth deposit activity for the periods indicated:


                                                                            Years Ended December 31,
                                                                     1995         1994          1993
----------------------------------------------------------------------------------------------------
                                                                          (Dollars In Thousands)
Net increase (decrease) before interest credited                 $   (570)    $ 33,402 (1)   $41,860
Interest credited                                                  44,255       35,085        30,318
----------------------------------------------------------------------------------------------------
Net deposit increase                                              $43,685      $68,487       $72,178
====================================================================================================

(1) Includes approximately $40.0 million of deposits acquired from Columbia Banking FSA in 1994.

  The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.

                                                                  Years Ended December 31,
                                                               1995       1994       1993
-----------------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)
Deposits at beginning of period                          $  962,780   $894,293   $822,115
Increase (decrease) in:
 Passbook accounts                                          (24,302)     2,317     11,248
 NOW accounts                                                   797       (412)      (995)
 Money market deposit accounts                               11,055     57,999       (421)
 Commercial checking accounts                                   (11)     1,511     13,343
 One to two year certificates                                28,550     32,623     21,353
 Two to three year certificates                             (14,636)   (29,225)    10,351
 Other certificates                                          42,184      4,064     17,844
 Escrow                                                          48       (390)      (545)
-----------------------------------------------------------------------------------------
Net increase (decrease) in deposits during the period        43,685     68,487     72,178
-----------------------------------------------------------------------------------------
Deposits at end of period                                $1,006,465   $962,780   $894,293
=========================================================================================


  The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 1995, which mature during the periods indicated:


        `
                                                 Amounts at December 31, 1995
--------------------------------------------------------------------------------------
                                                 Maturing Within
                                                       Over      Over
                                                      Three     Six to
                          December 31,       Three   to Six     Twelve
                                 1995       Months   Months     Months      Thereafter
                                                        (Dollars In Thousands)
--------------------------------------------------------------------------------------
2% to 3.99%                    $   108     $     0   $  108     $     0     $     0
4% to 5.99%                     72,662      53,114    6,867       9,222       3,459
6% to 7.99%                     18,392       3,445    4,859       1,790       8,298
8% to 9.99%                          0           0        0           0           0
10% to 11.99%                      111           0        0           0         111
--------------------------------------------------------------------------------------
 Total                         $91,273     $56,559  $11,834     $11,012     $11,868
======================================================================================

BORROWINGS

  The Bank has available a number of borrowing sources of funds. The Bank's principal borrowings are the Municipal Option Put Securities ("MOPS") program and advances from the FHLBNY. The primary purpose of the MOPS program is to redeploy funds from fixed-rate, longer-term, municipal securities to lending activities which have greater rate sensitivity. Under the MOPS program, initiated in 1984, the Bank, together with other financial institutions, sold certain securities held in their investment portfolios (primarily long-term, fixed-rate public bond issues) to investors with a commitment to repurchase the debt obligations on each anniversary date of the sale (September 14 of each year), if a "put" option held by the investors is exercised by them. The commitment to repurchase is backed by mortgage-backed securities.

  The Bank may obtain advances from the FHLBNY upon the security of the capital stock of the FHLBNY it owns and certain of its home mortgages, mortgage-backed securities and other types of securities, provided that certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. See Notes 9 and 10 of Notes to Consolidated Financial Statements included in the 1995 Annual Report to Shareholders.

  At December 31, 1995, the Bank had $98.9 million in aggregate borrowings. This was comprised of $2.2 million in MOPS and $96.7 million in FHLBNY advances.

  The following table sets forth the borrowings of the Bank's as of the dates indicated:


                                                                      1995     1994     1993
----------------------------------------------------------------------------------------------
Short-term borrowings:
 Municipal option put securities                                     $ 2,199  $ 2,228  $ 2,563
 Federal Home Loan Bank advances                                      95,150   75,000        0
 Current portion of long-term advance from Federal Home Loan Bank      1,600      200   75,200
----------------------------------------------------------------------------------------------
                                                                      98,949   77,428   77,763
Long-term borrowings:
 Long-term advance from Federal Home Loan
   Bank bearing interest at rates from 7.8% to 7.9%                        0    1,600    1,800
----------------------------------------------------------------------------------------------
                                                                     $98,949  $79,028  $79,563
==============================================================================================

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:


                                            1995       1994       1993
--------------------------------------------------------------------------------
Outstanding balance at end of year        $ 98,949   $ 77,428   $ 77,763
Average interest rate                         5.88%      6.14%      3.63%
Maximum outstanding at any month end      $126,098   $102,818   $125,212
Average amount outstanding during year    $103,520   $ 82,890   $ 82,921
Average interest rate during year             5.91%      4.46%      3.23%
--------------------------------------------------------------------------------

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

  The Bank received approval of its application for full trust powers in May of 1991. The Bank provides full trust services to individuals, corporations and non-profit organizations including executor of estates, trustee under wills and living trust agreements, custodian services, investment management services and acts as trustee of qualified retirement plans. At December 31, 1995, the Bank managed $159.9 million in trust assets.

  The Bank also acts as a trustee of individual retirement accounts ("IRAs") and of Simplified Employee Pension Plans ("SEPs") where investments are limited to savings and time deposits of the Bank.

  The Pension Services Department also markets a Defined Contribution Plan consisting of a profit-sharing and/or money purchase plan which is available to self-employed individuals as well as corporations. Employers are able to direct the investment of such plan's funds into deposit account, securities and life insurance contracts.

INVESTMENT IN SUBSIDIARIES

  At December 31, 1995, the Bank is the only direct subsidiary of the Company. BSB Bank & Trust has an investment, at cost, in two wholly owned subsidiaries aggregating $292,000 at December 31, 1995. B-Save Corporation was incorporated in 1982 for the purpose of engaging in a real estate development joint venture.

  BSB Credit was incorporated in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

  In December 1995, the Bank formed a new wholly-owned subsidiary, BSB Financial Services, Inc. to conduct the Bank's brokerage services.

PERSONNEL

  The Company has no employees who are not also employees of the Bank. As of December 31, 1995, BSB Bank & Trust, on a consolidated basis, had 303 full-time and 88 part-time employees. The employees are not represented by any collective bargaining unit, and BSB Bank & Trust considers its relationship with its employees to be good.

DATA PROCESSING EQUIPMENT

  BSB Bank & Trust has a data processing function which handles selected services for BSB Bank & Trust. Since May 1992, this data processing function has been serviced by Newtrend of Orlando, Florida.

COMPETITION

  BSB Bank & Trust faces significant competition in attracting deposits and loans. Its most direct competition for deposits has historically come from commercial banks, thrift institutions and credit unions located in its market area. BSB Bank & Trust also faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. BSB Bank & Trust competes for deposits principally by offering depositors a wide variety of deposit programs, convenient branch locations and banking hours, tax-deferred retirement programs and other services. BSB Bank & Trust also utilizes newspaper, radio, television and other media to advertise its deposit and loan services. BSB Bank & Trust does not rely upon any individual group or entity for a material portion of its deposits.

  BSB Bank & Trust's competition for loans comes principally from thrift institutions, credit unions, mortgage banking companies and commercial banks. BSB Bank & Trust competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides consumers and commercial borrowers, real estate brokers, automobile dealers, builders, and regional mortgage correspondent originators. The Bank also relies on the residential mortgage origination efforts of BSB Mortgage Corporation, a wholly-owned subsidiary. Factors which affect competition include the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels and volatility in the lending markets.

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws, the Community Reinvestment Act (the "CRA") and specific deposit concentration limits. The IBBEA removes most state law barriers to interstate acquisitions of banks and ultimately will permit multi-state banking operations to merge into a single bank. New York law currently provides that an out-of-state depository institution may establish branches in New York or acquire a banking organization in New York with the prior approval of the Superintendent of Banking Department ("Superintendent"), provided that the out-of-state depository institution is located in a state that has reciprocal legislation in effect on substantially the same terms and conditions as provided by New York law. In addition, such out-of-state laws cannot affect the powers or privileges of the New York banking institution. Additionally, federally chartered savings associations have nationwide branching authority.

  The company is unable to predict what impact, if any, New York or federal interstate banking law will have on its operations. These regulatory provisions and changes may increase the opportunities of the Company and the Bank to expand into additional markets. However, they also may increase the number and the size of financial institutions competing in the Bank's general market area.

REGULATION

GENERAL

   The Company, as a bank holding company, is subject to regulation, supervision and examination by the Federal Reserve Board. The Bank, as a New York-chartered bank and trust company, is subject to regulation, supervision and examination by the FDIC as its primary federal regulator and by the Superintendent as its state regulator. The Bank also is subject to regulation, supervision and examination as to certain matters by the Federal Reserve Board.

   The Bank's deposits are insured to applicable limits by the Bank Insurance Fund ("BIF"), as administered by the FDIC. Savings associations generally are insured by the Savings Association Insurance Fund ("SAIF"), also administered by the FDIC. During May 1995, the BIF reached its statutorily-required designated reserve ratio ("DRR") of $1.25 per $100 of insured deposits. Action by the FDIC last fall lowered BIF premiums such that well capitalized institutions such as the Bank currently pay only a statutory minimum of $2,000 per year. The deposit insurance premiums imposed by the FDIC are subject to change.

   As a bank holding company, the Company is required to maintain qualifying capital, half of which must be leverage or Tier 1 capital, equal to 8% of its risk-weighted assets and off-balance sheet items. In 1990, the Federal Reserve Board amended its capital regulation to establish a new minimum leverage ratio of 3% Tier 1 capital to total assets for the highest rated bank holding companies with an additional cushion of approximately 100 to 200 basis points for all other bank holding companies. At December 31, 1995, the Company's Tier 1 or leverage capital-to-assets ratio, as defined in the risk-based capital regulation equaled 11.64% of adjusted total assets or $114.1 million, which exceeds the current minimum requirements for the Company by $74.9 million. At December 31, 1995, its total capital to risk-weighted assets ratio, calculated under the Federal Reserve Board risk-based capital requirement, was 12.89%.

   As an FDIC insured institution, the Bank is required to maintain specified levels of minimum capital, including: (I) core or Tier 1 capital in an amount not less than 3% of total assets (plus an additional cushion of at least 100 to 200 basis points for all but the most highly rated banks) and (ii) "risk-based" Capital (one-half of which must be core capital) not less than 8% of risk-weighted assets. During 1994, the federal bank regulatory agencies revised the method for calculating risk-based capital such that the Bank now must identify the concentration of credit risk and the risks arising from nontraditional activities, as well as the Bank's ability to manage such risks. The FDIC also has adopted a prompt corrective action ("PCA") regulation that classifies any bank with a core capital ratio of less than 4% (3% for the most highly rated institutions) a risk-based capital ratio of less than 8% as "under-capitalized". At December 31, 1995, the Bank met the requirements for a "well-capitalized" institution. At December 31, 1995, the Bank had a ratio of Tier 1 or core capital to total average assets of 9.53%, which exceeded the 4% minimum by $78.2 million. At December 31, 1995, the Bank's ratio of total capital to total risk-weighted assets was approximately 12.89%, which exceeded the 8% minimum by $48.0 million and its ratio of Tier 1 capital to total risk-weighted assets was approximately 11.64%, which exceeded the 4% minimum by $74.9 million.

  During 1995, the FDIC, along with the other federal banking agencies, adopted safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. Such guidelines set out standards that the agencies will use to identify and address problems at institutions before capital becomes impaired. Pursuant to such guidelines the Bank is required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of its operations. The Bank also must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with its size and the nature and scope of its operations.

  If the Bank does not meet one or more of the safety and soundness standards set forth in the guidelines, it is required to file a compliance plan with the FDIC. In the event that the Bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan within the time allowed by the FDIC, the Bank would be required to correct the deficiency and the FDIC would be authorized to: (i) restrict the Bank's asset growth; (2) require the Bank to increase its ratio of tangible equity to assets;
(3) restrict the rates of interest that the Bank may pay; or (4) take any other action that would better carry out the purpose of the corrective action. The Bank believes it currently is in compliance with the safety and soundness standards set forth by the FDIC.

  During 1995, in accordance with changes mandated by the Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the FDIC and the other federal banking agencies, proposed certain amendments to the regulations implementing the Depository Institutions Management Interlocks Act (the "Interlocks Act"), which restricts management interlocks in order to foster competition between unaffiliated institutions. The proposed amendments would narrow the circumstances under which an exception to the prohibitions of the Interlocks Act could be granted by agency order and would clarify certain language as used within regulations. Management officials at the Company and the Bank are in full compliance with the Interlocks Act.

  The Community Development Act also requires that each banking egency implement a comprehensive review of its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations. During 1995, the FDIC issued a notice of opportunity for comment with respect to its review of all of its regulations and written policies.

  Under the Community Reinvestment Act (the "CRA") and the implementing FDIC regulations, which were amended in 1995 to provide for a performance-based evaluation system, a banking institution has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of savings institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. In connection with its examination of a savings institution, the FDIC is required to take into account the institution's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications including mergers and acquisitions. The Bank's CRA rating is 1.
   -

   During 1994, the federal bank regulatory agencies jointly issued proposed changes to the rules and regulations implementing the CRA that could impact how the Bank's CRA performance is measured. Pursuant to the CRA, the Bank is required to demonstrate how its deposit facilities serve the convenience and needs of the communities in which it is chartered to do business, including the credit needs of low- and moderate-income populations with such communities. The Bank's CRA rating is a factor reviewed in connection with mergers, acquisitions, and in connection with other regulatory applications. For example, the Bank's pending change to a commercial bank and trust company charter has been delayed significantly as regulatory authorities have reviewed carefully the Bank's current CRA rating of 1 in light of challenges raised by various community groups. The proposed revisions to the rules and regulations implementing the CRA would adopt a performance-based evaluation system, measuring the Bank's lending, investment and service to its delineated lending community, in lieu of the current process-based system of evaluation. The Bank believes that its current rating is appropriate and that it can continue to receive comparable CRA ratings if the new evaluation system is adopted as proposed.

   Legislation has been introduced in the Congress to create the new Federal Banking Agency as the primary federal regulator for institutions such as the Bank, as well as savings institutions and National banks. There can be no assurance that this legislation or similar legislation will be enacted, or the impact on the Bank and the Company of such legislation.

TAXATION

FEDERAL TAXATION

   GENERAL. The Company and the Bank file a consolidated tax return. The Company and the Bank currently report their income and expenses under the accrual basis of accounting and use a tax year ending December 31 for filing its federal income tax return. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters.

    BAD DEBTS. The Bank is currently taxed as a commercial institution. A bank is treated as a "large" bank if its average total assets exceed $500.0 million. As a "large" bank, the Bank may only deduct specific wholly or partially worthless debts pursuant to Section 166 of the Code.

   NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. At December 31, 1995, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

   CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70.0% of the dividends received from less than 20.0% owned corporations. However, certain dividend payments between members of an "affiliated group" of corporations, such as the Company, are eligible for a 100.0% deduction.

   OTHER MATTERS. In addition to the changes in the income tax laws that affect the Bank's federal income tax liability, the 1986 Act instituted other changes in the system of federal income taxation that could affect the bank's business. The most significant of these changes include the phased-in disallowance of any interest deduction to individuals with respect to interest incurred for consumer loans, such as automobile loans and education loans. Interest would continue to be deductible for home equity loans secured by the principal or secondary residence of a taxpayer provided the aggregate amount of such indebtedness is not more than $100,000 in excess of the indebtedness incurred to acquire or substantially improve such residences. Other limitations would apply to the deduction of interest incurred with respect to certain passive investments.

   The Bank's federal income tax returns for its tax years beginning in 1993 are open under the statute of limitations and are subject to review by the IRS.

                            NEW YORK STATE TAXATION

   The Company and the Bank are subject to an annual New York State Franchise tax equal to the greater of a regular tax (the "State Regular Tax"), an alternative minimum tax (the "State Alternative Minimum Tax"), a tax based on the combined taxable assets of the Company and the Bank, or a fixed minimum tax of $250, plus a tax surcharge.

   The State Regular Tax is computed at the rate of 9% on the Company's and the Bank's entire net income, allocated to New York State, calculated on a consolidated return basis.

   The State Alternative Minimum Tax is computed at the rate of 3% on the Company's and the Bank's alternative entire net income allocable to New York State for the taxable year. The Company and the Bank's alternative entire net income consists of their entire net income, increased by certain deductions, primarily interest on obligations of New York State or the United State government, taken in computing entire taxable income that are not allowed in computing alternative entire taxable income.

   The tax based on combined taxable assets consists of the Company's and the Bank's combined average assets. The tax is computed at the rate of one-tenth of a million per dollar of taxable assets, but lower rates apply for banks with at least 33% of their assets in mortgages and that have a "net worth ratio" of less than 5%.

   New York State imposes a tax surcharge on New York State Franchise tax, before tax credits. In 1995, the tax surcharge was 7.5% of taxable income after deducting tax credits. The surcharge is scheduled to be reduced to 2.5% for 1996 and eliminated in 1997.

   The New York State Franchise tax paid by the Company is deductible for Federal income tax purposes.

   The Company's and the Bank's New York State income tax returns for the tax years beginning in 1994 are open and subject to review by New York State.

   DELAWARE STATE TAXATION

   The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the State of Delaware "shall pay an annual tax . . . by way of license" for its corporate franchise. See Del. Code. Ann. Tit. 8, Sec. 501. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method, which is called the "authorized shares method," is based on the authorized number of shares of capital stock and is calculated according to the following formula: where the authorized capital stock does not exceed 3,000 shares, $30; where the authorized capital stock exceeds 3,000 shares but is not more than 5,000 shares, $35; where the authorized capital stock exceeds 5,000 shares but is not more than 10,000 shares, $70; and the further sum of $35 on each 10,000 shares or part thereof.

   Under the formula, the Company, with its authorized capital of 10,000,000 shares of common stock, with a one cent par value, and 5,000,000 shares of preferred stock, with a one cent par value, pays an annual franchise tax of approximately $63,000. This is a lesser amount than would be due if the Franchise Tax were calculated under the second method, which is referred to as the "assumed par value capital method". The second method is calculated by dividing the corporation's total gross assets by its total number of outstanding shares and multiplying the quotient by the total number or authorized shares. The product equals the capitalization for assessment of the franchise tax which is assessed at a rate of $140 per $1 million of capitalization.

ITEM 2.   PROPERTIES

   The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiary. BSB Bank & Trust conducts its business from its executive office and twelve full-service offices located in Broome, Tioga, Chenango, and Chemung counties in the southern tier of Upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 1995.

                                                                     Lease           Net Book
                                                          Owned      Expiration      Value at
                                                           or        Including    December 31,
Office                      Location                      Leased     Options              1995
-----------------------------------------------------------------------------------------------
                                                                              ($ In Thousands)
Main Office                 56-68 Exchange St.             Owned      N/A             $  959
                            Binghamton
Annex                       58 Exchange St.                Owned      N/A              1,244
                            Binghamton
99 Hawley St.               99 Hawley St.                  Owned(1)   N/A                359
                            Binghamton
92 Hawley St.               92 Hawley St.                 Leased      2/28/99              0
                            Binghamton
Endwell Office              540 Hooper Rd., Endwell        Owned      N/A                327
Vestal Plaza Office         Vestal Plaza, Vestal          Leased      11/09/11           152
Tioga County Office         Fifth Ave., Owego             Leased      3/08/13             57
Oakdale Mall Office         Reynolds Rd.                  Leased      7/31/15             68
                            Johnson City
Norwich Office              North Plaza, Norwich          Leased      7/21/15             41
Northgate Plaza Office      1250 Front St., Binghamton    Leased      4/30/17            104
                            Binghamton
West Side Office            273 Main St., Binghamton      Leased      10/31/12            47
                            Binghamton
Endicott Office             43 Washington Ave.             Owned      N/A                756
                            Endicott
Eastside Office             160 Robinson St.              Leased      8/01/21            561
                            Binghamton
Elmira Office               352 North Main St. Elmira      Owned      N/A                427
Elmira Heights              2075 Upper Lake Rd.           Leased      8/26/09             64
 Office                     Elmira Heights
BSB Mortgage Corp.          Valley Plaza Johnson City     Leased      4/30/99              4

(1)  Subject to a mortgage of $55,000.


  BSB Bank & Trust also operates 18 ATMs (MachineTeller(R)), the most extensive system in its market area, which provides 24-hour banking services, and the Bank operates 12 proprietary bank service locations (StoreTeller(R)) situated in the area's largest supermarket chain. BSB Bank & Trust issued approximately 50,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

ITEM 3.   LEGAL PROCEEDINGS

  The Company is not a party to any litigation other than that arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

  The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 which is included herein as Exhibit 13 ("Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA

  The information required herein is incorporated by reference from the table captioned "Selected Financial and Other Data" on page 11 of the Annual Report.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

  The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 to 27 of the Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required is incorporated by reference from pages 29 to 46 of the Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

   Not Applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required herein is incorporated by reference from pages 2 to 8 of the Company's definitive Proxy Statement filed with the SEC on March 21, 1996 (other than the sections entitled "Company Compensation Committee and Bank salary and Personnel Administration Committee Report on Executive Compensation" and "Comparative Company Performance," and hereinafter called the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

   The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required herein is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS

   The information required herein is incorporated by reference from the Proxy Statement.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

            Consolidated Statements of Condition at December 31, 1995 and 1994

            Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1995

            Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1995

            Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1995

            Notes to Consolidated Financial Statements

            Independent Auditor's Report

   (a)(2) There are no financial statement schedules which are required to be filed as part of this form since they are not applicable.

   (a)(3)   See (c) below for all exhibits filed herewith and the Exhibit Index.

   (b)      Reports on Form 8-K.  N/A

   (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

No.                                        Exhibit                                Page
------------  ------------------------------------------------------------------  ----

     3.1      Certificate of Incorporation                                          *

     3.2      Bylaws                                                                *

     4.1      Specimen stock certificate                                            *

     10.1     Long Term Incentive and Capital Accumulation Plan                     *

     10.2     Employment Contract with William H. Rincker                          **

     10.3     Change of Control Severance Agreement with Arthur C. Smith           E-

     10.4     Amendment to Employment Contract with Alex S. DePersis               E-

     10.5     Amendment to Change of Control Severance Agreement
              with Edward R. Andrejko                                              E-

     10.6     Amendment to Change of Control Severance Agreement
              with Larry Denniston                                                 E-




     10.7     Amendment to Change of Control Severance Agreement with Warren O. Hill            E-

     10.8     Amendment to Change of Control Severance Agreement with Douglas R. Johnson        E-

     10.9     Amendment to Change of Control Severance Agreement with Fielding Simmons III      E-

     10.10    Amendment to Change of Control Severance Agreement with Glenn R. Small            E-

     13       Annual Report to Shareholders for the Year Ended December 31, 1995

     21       List of Registrant's Subsidiary                                                    E-

     23       Consent of Independent Public Accountants                                         E-


   (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

____________________

* Exhibit is incorporated herein by reference to the identically numbered exhibit to the Form S-4 Registration Statement filed by the Company with the SEC on March 2, 1988.

** Exhibit is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K filed by the Company with the SEC on March 26, 1991.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, BSB Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.
-----------------
(Registrant)


By:/s/ William H. Rincker                    Date: March 29, 1996
   --------------------------                     ---------------
      William H. Rincker
      Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ William H. Rincker
   --------------------------
       William H. Rincker                            Date: March 29, 1996
       Chairman and Chief Executive Officer                --------------

By:/s/ Edward R. Andrejko
   --------------------------
       Edward R. Andrejko                            Date: March 29, 1996
       Senior Vice President and Chief Financial           --------------
       Officer (Principal Accounting Officer)

By:/s/ Ferris G. Akel
   --------------------------
       Ferris G. Akel                                Date: March 29, 1996
       Director                                            --------------

By:/s/ Robert W. Allen
   --------------------------
       Robert W. Allen                               Date: March 29, 1996
       Director                                            --------------

By:/s/ William C. Craine
   --------------------------
       William C. Craine                             Date: March 29, 1996
       Director                                            --------------

By:/s/ John J. Consey
   --------------------------
       John J. Consey                                Date: March 29, 1996
       Director                                            --------------

By:/s/ Helen A. Gamble
   --------------------------
       Helen A. Gamble                               Date: March 29, 1996
       Director                                            --------------

By:/s/ Thomas F. Kelly
   --------------------------
       Thomas F. Kelly , Ph.D.                       Date: March 29, 1996
       Director                                            --------------

By:/s/ Herbert R. Levine
   --------------------------
       Herbert R. Levine                             Date: March 29, 1996
       Director                                            --------------

By:/s/ David A. Niermeyer
   --------------------------
       David A. Niermeyer                            Date: March 29, 1996
       Director                                            --------------

By:/s/ Mark T. O'Neil, Jr.
   --------------------------
       Mark T. O'Neil, Jr.                           Date: March 29, 1996
       Director                                            --------------

By:/s/ John V. Sponyoe
   --------------------------
       John V. Sponyoe                               Date: March 29, 1996
       Director                                            --------------

By:/s/ Thomas L. Thorn
   --------------------------
       Thomas L. Thorn                               Date: March 29, 1996
       Director                                            --------------