Form 10-K/A
period 1995-12-31
BSB BANCORP INC
filed 1996-04-05
CIK 830257

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

                                   Form 10-K/A

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

        The registrant hereby amends Item 14, of its Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("the SEC") on March 29, 1996, as set forth below, for the purpose of filing the Certificate of Incorporation of BSB Bancorp, Inc. (the "Company") via the SEC's EDGAR System, correcting the source of incorporation by reference of the Company's Bylaws, adding the Rights Agreement, as amended, as an exhibit, and providing a reference for the filing of the Company's Annual Report to Shareholders for the Year Ended December 31, 1995.

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

   (b)      Reports on Form 8-K.  N/A

   (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K/A, or are incorporated herein by reference:


No.                                        Exhibit                                Page
- ------------  ------------------------------------------------------------------  ----

     3.1      Certificate of Incorporation                                         E-

     3.2      Bylaws                                                               ***

     4.1      Specimen stock certificate                                           *

     4.2      Rights Agreement, as amended by Amendment No. 1 to
              Rights Agreement                                                     *****

     10.1     Long Term Incentive and Capital Accumulation Plan                    *

     10.2     Employment Contract with William H. Rincker                          **

     10.3     Change of Control Severance Agreement with Arthur C. Smith           ****

     10.4     Amendment to Employment Contract with Alex S. DePersis               ****

     10.5     Amendment to Change of Control Severance Agreement
              with Edward R. Andrejko                                              ****

     10.6     Amendment to Change of Control Severance Agreement
              with Larry Denniston                                                 ****



     10.7     Amendment to Change of Control Severance Agreement with Warren O. Hill            ****

     10.8     Amendment to Change of Control Severance Agreement with Douglas R. Johnson        ****

     10.9     Amendment to Change of Control Severance Agreement with Fielding Simmons III      ****

     10.10    Amendment to Change of Control Severance Agreement with Glenn R. Small            ****

     13       Annual Report to Shareholders for the Year Ended December 31, 1995                ****

     21       List of Registrant's Subsidiary                                                   ****

     23       Consent of Independent Public Accountants                                         ****

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

*** Exhibit is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K filed by the Company with the SEC on March 31, 1995.

**** Exhibit is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1996.

***** The Rights Agreement is incorporated by reference to Exhibit No. 1 to the Current Report on Form 8-K filed by the Company with the SEC on June 1, 1989. Amendment No. 1 to the Rights Agreement is incorporated by reference to Exhibit No. 4 to the Current Report on Form 8-K filed by the Company with the SEC on February 6, 1996.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, BSB Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.
- -----------------
(Registrant)


By: /s/ Edward R. Andrejko                    Date: April 5, 1996
    --------------------------------                --------------
      Edward R. Andrejko
      Senior Vice President and
      Chief Financial Officer
                                       3