Form 10-Q
period 1996-03-31
BSB BANCORP INC
filed 1996-05-14
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   ----------


                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1996
                                                --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER:  O-17177
                                                 -------

                               BSB BANCORP, INC.
                               -----------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                        16-1327860
               -----------------------------     ------------------------
          (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER NUMBER)
                         INCORPORATION OR ORGANIZATION)

               58-68 EXCHANGE STREET, BINGHAMTON, NEW YORK 13902
              -----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (607) 779-2492
                                                           --------------

                                      N/A
                       --------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT


       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
     SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES: [X]     NO: [ ]


       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 31, 1996:
     6,145,504 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                                 INDEX
                                 -----



PART I.  FINANCIAL INFORMATION                                     PAGE
- ------------------------------                                     ----


 Item 1:  Financial Statements
 -------

                   Consolidated Statements of Condition
                   March 31, 1996 and December 31, 1995              1

                   Consolidated Statements of Income Three Months
                   Ended March 31, 1996 and March 31, 1995           2

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996
                   and March 31, 1995                                3

                   Consolidated Statements of Changes in
                   Shareholders' Equity Three Months Ended
                   March 31, 1996 and March 31, 1995                 4

                   Notes to Consolidated Financial Statements        5


 Item 2:  Management's Discussion and Analysis of Financial
 -------
                 Condition and Results of  Operations             6-14


PART II.  OTHER INFORMATION
- ---------------------------


                 Item 1-6                                           15

                 Signature Page                                     16

Item 1 - Financial Statements

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION                      (DOLLARS IN THOUSANDS)



- -------------------------------------------------------------------------------------------------
                                                              March 31,   December 31,
                                                                1996          1995
- -------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $   35,421     $   43,826
Federal funds sold                                                    0              0
- --------------------------------------------------------------------------------------------------
  Total cash and cash equivalents                                35,421         43,826
Investment securities (market value $125,230
  and $103,611)                                                 124,746        103,114
Mortgage-backed securities (market value
  $130,075 and $144,272)                                        129,770        143,978
Mortgages held for sale                                           2,324          1,280
Loans:
   Commercial                                                   471,355        455,444
   Consumer                                                     193,261        200,546
   Real estate                                                  271,810        271,026
- --------------------------------------------------------------------------------------------------
  Total Loans                                                   936,426        927,016
Less: Unearned discounts                                            587            605
      Allowance for possible credit losses                       17,207         16,560
- --------------------------------------------------------------------------------------------------
     Net Loans                                                  918,632        909,851
Bank premises and equipment                                       7,469          7,288
Accrued interest receivable                                       8,562          8,486
Other real estate                                                 2,286          2,468
Intangible assets                                                 2,409          2,483
Other assets                                                     15,349         13,767
- --------------------------------------------------------------------------------------------------
                                                             $1,246,968     $1,236,541
==================================================================================================


LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                            $1,033,974     $1,006,465
Borrowings                                                       81,299         98,949
Other liabilities                                                16,910         14,353
Commitments
  Shareholders' Equity:
  Preferred Stock, par value $0.01 per share;
     authorized 2,500,000 shares; none issued                         0              0
  Common Stock, par value $0.01 per share;
     authorized 10,000,000 shares; 7,303,532
     shares and 7,270,925 shares issued                              73             73
  Additional paid-in capital                                     27,101         26,861
  Undivided profits                                             103,849        101,519
  Unrealized appreciation (depreciation)
     in securities available for sale, net                       (1,182)           169
  Treasury stock, at cost: 1,158,028 and  1,027,528 shares      (15,056)       (11,848)
- --------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                      114,785        116,774
- --------------------------------------------------------------------------------------------------
                                                             $1,246,968     $1,236,541
==================================================================================================



The accompanying notes are an integral part of the financial statements.


BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME               (DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
                                                                       1996             1995
- --------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                      $   20,963     $ 19,986
   Interest on mortgage-backed securities                               2,572        2,504
   Interest on mortgages held for sale                                     51           20
   Interest on federal funds sold and interest-bearing deposits             0           30
   Interest and dividends on investment securities:
      U.S. Government obligations                                         922          652
      State and municipal obligations                                     155          108
      Other debt obligations                                              198          383
      Corporate stocks                                                    407          170
- ---------------------------------------------------------------------------------------------------------------
        Total interest income                                          25,268       23,853
Interest expense:
   Interest on savings deposits                                         1,010        1,136
   Interest on time accounts                                            7,742        6,765
   Interest on money market deposit accounts                            2,445        2,550
   Interest on NOW accounts                                               193          184
   Interest on borrowed funds                                           1,292        1,453
- ---------------------------------------------------------------------------------------------------------------
        Total interest expense                                         12,682       12,088
- ---------------------------------------------------------------------------------------------------------------
Net interest income                                                    12,586       11,765
Provision for credit losses                                             2,073        1,360
- ---------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                  10,513       10,405
Gains (losses) on sale of securities                                       35          (17)
Gains (losses) on sale of mortgages                                       156           37
Non-interest income:
   Service charges on deposit accounts                                    419          365
   Credit card fees                                                       801          442
   Mortgage servicing fees                                                271          236
   Fees and commissions-brokerage services                                118           88
   Trust fees                                                             140          125
   Other charges, commissions, and fees                                   185          203
- ---------------------------------------------------------------------------------------------------------------
        Total non-interest income                                       1,934        1,459
- ---------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries, pensions and other employee benefits                       3,214        3,070
   Building occupancy                                                     594          616
   Computer service fees                                                  221          189
   Services                                                               571          600
   FDIC insurance                                                          18          538
   Goodwill                                                                74           74
   Interchange fees                                                       440          251
   Other real estate                                                      136           65
   Other expenses                                                       1,434        1,495
- ---------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                        6,702        6,898
- ---------------------------------------------------------------------------------------------------------------
Income before income taxes                                              5,936        4,986
Provision for income taxes                                              2,363        2,003
- ---------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $    3,573     $  2,983
- ---------------------------------------------------------------------------------------------------------------
Earnings per share (a):                                            $     0.57     $   0.46
- ---------------------------------------------------------------------------------------------------------------
Average shares outstanding                                          6,216,018    6,443,691

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                         Three Months Ended March 31,
                                                                                            1996                 1995

Operating activities:
  Net income                                                                               $  3,573            $  2,983
   Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for credit losses                                                               2,073               1,360
    Realized losses (gains) on available for sale investment securities                         (35)                 18
    Realized gains on available for sale mortgage-backed securities                               0                  (1)
    Gains (losses) on sale of mortgages                                                        (156)                (37)
    Depreciation and amortization                                                               329                 349
    Net amortization of premiums and discounts on investment securities                         (32)                 25
    Net amortization of premiums and discounts on mortgage-backed securities                     33                   8
    Net accretion of premiums and discounts on loans                                            (18)               (272)
    Sales of loans originated for sale                                                        6,055               5,067
    Net increase in loans originated for sale                                                (7,126)             (4,446)
    (Decrease) increase in other assets and liabilities                                       1,996              (1,139)
- -----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                               6,692               3,915
- -----------------------------------------------------------------------------------------------------------------------
Investing activities:
   Proceeds from calls of held to maturity investment securities                                500                   0
   Principal collected on held to maturity investment securities                                396                  48
   Purchases of held to maturity investment securities                                      (10,620)                  0
   Principal collected on held to maturity mortgage-backed securities                           689                 305
   Proceeds from sales of available for sale investment securities                           31,344               4,475
   Purchases of available for sale investment securities                                    (44,392)             (4,735)
   Principal collected on available for sale investment securities                               38                   0
   Proceeds from sales of available for sale mortgage-backed securities                      10,019                 585
   Purchases of available for sale mortgage-backed securities                                (3,013)               (884)
   Principal collected on available for sale mortgage-backed securities                       5,330               4,992
   Net increase in longer-term loans                                                        (26,547)            (30,671)
   Proceeds from sales of loans                                                              15,894               2,565
   Other                                                                                       (436)               (253)
- -----------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                                 (20,798)            (23,573)
- -----------------------------------------------------------------------------------------------------------------------
Financing activities:
   Net decrease in demand deposits, NOW accounts, savings
     accounts, and money market deposit accounts (net of deposits acquired)                    (164)            (25,088)
   Net increase in time deposits (net of deposits acquired)                                  27,726               6,132
   Net increase in short-term borrowings                                                    (17,650)             29,613
   Repayment of long-term borrowings                                                              0                (100)
   Proceeds from exercise of stock options                                                      240                  93
   Purchases of treasury stock                                                               (3,208)                  0
   Dividends paid                                                                            (1,243)               (946)
- -----------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                               5,701               9,704
- -----------------------------------------------------------------------------------------------------------------------
        Decrease in cash and cash equivalents                                                (8,405)             (9,954)
Cash and cash equivalents at beginning of year                                               43,826              38,699
- -----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 35,421            $ 28,745
- -----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest credited on deposits and paid on other borrowings                            $ 12,016            $ 12,426
- -----------------------------------------------------------------------------------------------------------------------
     Income taxes                                                                          $    215            $    568
- -----------------------------------------------------------------------------------------------------------------------
Non-cash investing activity:
  Securitization of mortgage loans and transfers to/or sales of other real estate          $   (181)           $   (363)
- -----------------------------------------------------------------------------------------------------------------------
  Unrealized appreciation (depreciation) in securities                                     $ (2,318)           $  4,932
- -----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------


                                                                               Unrealized
                                                                             Depreciation
Three Months Ended                        Additional                        In Marketable
March 31,                       Common     Paid-In   Undivided    Treasury        Equity
1995                            Stock      Capital   Profits       Stock      Securities     Total
- --------------------------------------------------------------------------------------------------
Balance at December 31, 1994     $    48   $26,436   $ 92,986   $ (7,054)     $(5,546)   $106,870
Decrease in unrealized
  depreciation in available
  for sale securities                                                           2,873       2,873
Net income                                              2,983                               2,983
Stock options exercised                         93                                             93
Cash dividend paid on common
  stock ($0.15 per share)                                (946)                               (946)
- --------------------------------------------------------------------------------------------------
Balance at March 31, 1995        $    48   $26,529   $ 95,023   $ (7,054)     $(2,673)   $111,873
- --------------------------------------------------------------------------------------------------

1996
- --------------------------------------------------------------------------------------------------

Balance at December 31, 1995     $    73   $26,861   $101,519   $(11,848)     $   169    $116,774
Increase in unrealized
  appreciation in available
  for sale securities                                                          (1,351)     (1,351)
Net income                                              3,573                               3,573
Stock options exercised                        240                                            240
Cash dividend paid on common
  stock ($0.20 per share)                              (1,243)                             (1,243)
Treasury stock purchased                                          (3,208)                  (3,208)
- --------------------------------------------------------------------------------------------------
Balance at March 31, 1996        $    73   $27,101   $103,849   $(15,056)     $(1,182)   $114,785
- --------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

- --------------------------------------------------------------------------------
BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

March 31, 1996

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1995 data in the Consolidated Statements of Condition is derived from the consolidated financial statements included in the Company's 1995 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Shareholders.

(2) Outstanding stock options were excluded from the weighted average number of shares because their dilutive effect is not material. Fully diluted earnings per common share have not been presented because it is not significantly different from primary earnings per share.

(3) The Company adopted FAS 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996. The impact for the first quarter of 1996 was not material.

(4) Certain data for prior years has been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.

Item 2

- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

General
- -------

  BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $3,573,000, or $0.57 per share, for the quarter ended March 31, 1996, as compared to net income of $2,983,000, or $0.46 per share, for the quarter ended March 31, 1995. All references to the Company herein are intended to include the activities of the Bank, the Company's wholly owned subsidiary.

  On February 29, 1996, the Board of Directors authorized the Company to repurchase up to 620,000 shares of its common stock, which represents approximately 10% of the Company's currently issued and outstanding shares of common stock. Shares may be repurchased from time to time during the next six months in open market and unsolicited, negotiated transactions. Repurchases will be subject to availability and prices which are acceptable to the Company.

  On April 22, 1996, the Board of Directors announced a 10% increase in the quarterly cash dividend. The new dividend is $0.22 per share and is payable June 10, 1996 to shareholders of record at the close of business on May 23, 1996.

Financial Condition
- -------------------

  During the first three months of 1996, the Bank originated $31.9 million of commercial loans, which contributed to a net increase in the commercial loan portfolio from $455.4 million at December 31, 1995 to $471.4 million at March 31, 1996. The interest rates on these loans are generally tied to the Company's Prime Rate. Consumer loans decreased from $200.5 million to $193.3 million, and during this period, the Bank originated $26.5 million in consumer loans and sold $9.6 million in student loans. Real estate loans increased from $271.0 million at December 31, 1995 to $271.8 million at March 31, 1996. During this period, the Bank originated $20.4 million of real estate loans and sold $12.2 million. Total assets increased from $1,236.5 million at December 31, 1995 to $1,247.0 million at March 31, 1996.

  Total deposits increased from $1,006.5 million at December 31, 1995 to $1,034.0 million at March 31, 1996. The Company's borrowings decreased from $98.9 million at December 31, 1995 to $81.3 million at March 31, 1996, while cash and cash equivalents decreased from $43.8 million to $35.4 million at March 31, 1996.

  Shareholders' equity decreased from $116.8 million at December 31, 1995 to $114.8 million at March 31, 1996. This decrease is the result of an increase of and repurchases of outstanding Company stock totalling $3.2 million, $1.4 million of unrealized depreciation in investment securities available for sale, as required under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and cash dividends paid to shareholders of $1.2 million. This was offset by Company earnings of $3.6 million and $0.2 million of stock options exercised during the period.

Results of Operations
- ---------------------

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

The following tables set forth, for and at the periods indicated, information regarding (i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets, (vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily or month-end balances. No tax equivalent adjustments were made.

- -------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended March 31,
- -------------------------------------------------------------------------------------------------------------
                                                                1996                           1995
- -------------------------------------------------------------------------------------------------------------
                                                   Average               Yield/    Average             Yield/
                                                   Balance   Interest     Rate     Balance   Interest   Rate
- -------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Interest-earning assets:
 Commercial loans                                $  449,365  $10,767     9.58%  $  382,963  $ 9,644   10.07%
 Consumer loans                                     198,578    4,671     9.41      200,479    4,428    8.83
 Real estate loans                                  265,643    5,525     8.32      278,776    5,914    8.49
 Investment securities                              114,025    1,682     5.90       88,654    1,313    5.92
 Mortgage-backed securities                         134,165    2,572     7.67      147,673    2,504    6.78
 Mortgages held for sale                              1,184       51    17.23        1,231       20    6.50
 Other interest-earning assets                            0        0     0.00        1,768       30    6.79
- -------------------------------------------------------------------------------------------------------------
   Total  interest-earning assets                 1,162,960   25,268     8.69    1,101,544   23,853    8.66
- -------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                          72,747                         57,088
- -------------------------------------------------------------------------------------------------------------
   Total assets                                  $1,235,707                     $1,158,632
- -------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
 Deposits and mortgage escrow funds              $1,012,874  $11,390     4.50%  $  939,371  $10,635    4.53%
 Borrowings                                          91,343    1,292     5.66       93,960    1,453    6.19
- -------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities             1,104,217  $12,682     4.59    1,033,331   12,088    4.68
- -------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                     14,191                         11,652
- -------------------------------------------------------------------------------------------------------------
   Total liabilities                              1,118,408                      1,044,983
- -------------------------------------------------------------------------------------------------------------
Shareholders' equity                                117,299                        113,649
- -------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $1,235,707                     $1,158,632
- -------------------------------------------------------------------------------------------------------------
Net interest income/net interest rate spread                 $12,586     4.10%              $11,765    3.98%
- -------------------------------------------------------------------------------------------------------------
Net earnings assets/net interest rate margin                 $58,743     4.33%              $68,213    4.27%
- -------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets to
  interest-bearing liabilities                                           1.05X                         1.07X
- -------------------------------------------------------------------------------------------------------------

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

- --------------------------------------------------------------------------------
                                                    Three Months Ended March 31,
                                                           1996 Compared to 1995
                                                             Increase (Decrease)
                                                Volume     Rate        Net
- --------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Interest income on interest-earning assets:
  Commercial loans                               $ 3,000    $(1,877)   $1,123
  Consumer loans                                    (263)       506       243
  Real estate loans                                 (273)      (116)     (389)
  Investment securities                              400        (31)      369
  Mortgage-backed securities                      (1,535)     1,603        68
  Other interest-earning assets                      (20)        21         1
- --------------------------------------------------------------------------------
    Total                                        $ 1,309    $   106    $1,415
- --------------------------------------------------------------------------------

Interest expense on interest-bearing liabilities:
  Deposits and mortgage escrow funds             $ 1,216    $  (461)   $  755
  Borrowings                                         (40)      (121)     (161)
- --------------------------------------------------------------------------------
                                                   1,176       (582)      594
- --------------------------------------------------------------------------------
Total                                            $   133    $   688    $  821
- --------------------------------------------------------------------------------

Interest Income
- ---------------

The Company's interest income on earning assets increased from $23.9 million for the three months ended March 31, 1995 to $25.3 million for the three months ended March 31, 1996. This increase in interest income was the result of an increase in the average balance of earning assets from $1,101.5 million for the quarter ended March 31, 1995 to $1,163.0 million for the quarter ended March 31, 1996. The increase in the yield on earning assets from 8.66% to 8.69% for the three months ended March 31, 1995 and 1996, respectively, also contributed to the increase in interest income. The yield on commercial loans went from 10.07% for the first quarter of 1995 to 9.58% for the first quarter of 1996. This yield decrease primarily was due to a decrease in the Bank's Prime Rate from 8.50% at December 31, 1995 to 8.25% at March 31, 1996. Offsetting the decline in Prime Rate, the commercial loan average balance increased $66.4 million from the first quarter of 1995 to $449.4 million for the first quarter of 1996. This volume change for the commercial loan portfolio was the largest contributor to the increase in interest income. With high levels of competition in the local lending market for indirect auto and mobile home loans, the Company intends to continue to emphasize the origination of these loans, which add to the Company's customer base for potential business. The continued softness in the local economy has contributed to the average balance of consumer loans declining slightly from $200.5 million for the first quarter of 1995 to $198.6 million for the first quarter of 1996. This has been outweighed by increases in yields to provide a measure of increase in interest income. Real estate loans average balance decreased $13.1 million to $265.6 million for the quarter ended March 31, 1996 compared to quarter ended March 31, 1995. This is another example of the effect the local economy has had on the real estate lending portfolio. This period also reflected a decrease in yield from 8.49% to 8.32%. Due to prepayments and sales, the average balance of mortgage-backed securities decreased from $147.7 million to $134.2 million from the three months ended March 31, 1995 to the three months ended March 31, 1996. This decrease in average balance was entirely offset by an increase in yield from 6.78% for the quarter ended March 31, 1995 to 7.67% for the quarter ended March 31, 1996.
The average balance of investment securities increased from $88.7 million to $114.0 million. The amortization of mortgage-backed securities during this quarter was mainly used to purchase bonds. Another factor in the increased investment balance was the result of the Bank changing its' charter to a commercial bank in the third quarter of 1995. This change required the Bank to increase its holding of Federal Home Loan Bank of New York stock by approximately $7.8 million. The yield decreased from 5.92% to 5.90% from the three months ended March 31, 1995 to the three months ended March 31, 1996 for these same assets.

Interest Expense
- ----------------

  Total interest expense increased by $0.6 million for the quarter ended March 31, 1996 as compared to the same period in 1995. The average balance of interest bearing liabilities increased from $1,033.3 million for the quarter ended March 31, 1995 to $1,104.2 million for the quarter ended March 31, 1996. This increase accompanies a decrease in the average rate paid on all interest-bearing liabilities from 4.68% to 4.59% during the respective period. One component of the change in interest-bearing liabilities is the average balance of borrowings decreasing from $94.0 million for the three months ended March 31, 1995 to $91.3 million for the three months ended March 31, 1996. The borrowing balance augments the growth in deposits to principally fund the growth in the commercial loan areas when needed. This decrease was coupled with an decrease in the rate paid on such borrowings from 6.19% to 5.66% during this period. The average balance of deposits increased from $939.4 million during the three months ended March 31, 1995 to $1,012.9 million during the same period in 1996. The increase in the average balance of deposits resulted in an increase in interest paid on deposits from $10.6 million for the first quarter of 1995 to $11.4 million for the first quarter of 1996. The average cost of all interest-bearing liabilities decreased, but the rise in interest expense was primarily the result of the increase in the average balance of interest-bearing liabilities.

Provision for Credit Losses
- ---------------------------

  The provision for credit losses increased from $1.4 million to $2.1 million for the quarters ended March 31, 1995 and March 31, 1996, respectively. The allowance for possible credit losses increased from $16.6 million at December 31, 1995 to $17.2 million at March 31, 1996. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
- -------------------

  Non-interest income increased from $1.5 million for the three months ended March 31, 1995 to $1.9 million for the three months ended March 31, 1996, an increase of approximately 33%. This increase resulted primarily from growth in the credit card merchant and consumer base resulting in an increase in fee income of approximately $0.4 million or 81% for quarter ended March 31, 1996 compared with quarter ended March 31, 1995. Both service charges on deposit accounts and mortgage servicing fees increased about 15% from the quarter ended March 31, 1995 to the quarter ended March 31, 1996, and fees and commissions increased 34% in for the same respective periods. Other non-interest income items remained relatively stable.

Gains (Losses)  On Sale of Mortgages
- ------------------------------------

  The practice of the Bank has been to sell or securitize long-term, fixed-rate residential mortgage loans. As a result of this practice, the Bank sold $12.2 million of mortgage loans for the first three months of 1996 as compared to having securitized or sold $5.3 million for the first three months of 1995. Of the $10.7 million of residential mortgage loans originated in the first three months of 1996, $1.6 million were adjustable-rate loans which are maintained in the portfolio of the Bank. The first quarter of 1996 resulted in a gain on sale of mortgages of $156,000 compared to $37,000 for the first quarter of 1995.

Item 2 (continue)

Non-interest Expense
- --------------------

   Non-interest expense decreased from $6.9 million to $6.7 million for the quarters ended March 31, 1995 and 1996, respectively. The Bank Insurance Fund reached a predetermined adequate level of funding in the second quarter of 1995. This resulted in a refund of insurance premium from the Federal Deposit Insurance Corporation (the "FDIC") in the third quarter of 1995 and lower premiums thereafter; consequently, there was a decrease of $520,000 in FDIC insurance premiums for the first quarter of 1996 compared to the first quarter of 1995.

   During the quarter ended March 31, 1996, approximately $136,000 of other real estate ("ORE") expense was recognized. This is in keeping with management's policy to closely monitor and write down ORE properties as needed based on management's estimate of their net realizable value (less costs to dispose).
See further discussion in "Non-Performing Loans and Other Real Estate Owned".

Income Taxes
- ------------

   Based on the increased income achieved for the quarter, the income tax expense was $2.0 million and $2.4 million for the quarters ended March 31, 1995 and March 31, 1996, respectively.

Non-Performing Loans and Other Real Estate Owned ("ORE")
- --------------------------------------------------------

   When a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period, set forth in the loan contract. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 60 days, the loan and payment histories are reviewed and legal proceedings may be instituted to remedy the default. While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss. Once the Company takes legal title to the property, it is classified as other real estate owned on the Statement of Condition.

   Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid, interest is deducted from interest income. The Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery.

The following table sets forth information regarding non-performing loans which are 90 days or more overdue and other real estate owned held by the Company at the dates indicated.

- --------------------------------------------------------------------------------------------------
                                                                     March 31,      December 31,
                                                                          1996              1995
- --------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Commercial loans:
 Non-accrual loans                                                        $ 7,360   $ 8,032
Consumer loans:
 Accruing loans 90 days overdue                                               214        96
Residential real estate loans:
 Non-accrual loans                                                          2,034     1,920
Commercial real estate loans:
 Non-accrual loans                                                          3,950     2,764
- --------------------------------------------------------------------------------------------------
 Total non-performing loans and accruing loans 90 days overdue            $13,558   $12,812
- --------------------------------------------------------------------------------------------------
Total non-performing loans to total gross loans                              1.45%     1.38%
Total real estate acquired in settlement of
 loans at net realizable value                                            $ 2,286   $ 2,468
Total non-performing loans and real estate acquired in settlement
 of loans at net realizable value to total assets                            1.27%     1.24%

   The Company has no troubled debt restructurings except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned increased to $15.8 million, or 1.27% of total assets at March 31, 1996, compared to $15.3 million, or 1.24% of total assets at December 31, 1995.

   At December 31, 1995, 49 non-performing residential real estate loans totalled $1.9 million. At March 31, 1996, non-performing residential real estate loans totalled $2.0 million and included 48 loans.

   At December 31, 1995, non-performing commercial real estate loans totalled $2.8 million, and included 6 loans ranging in size from $62,000 to $1.6 million. At March 31, 1996, non-performing commercial real estate loans increased to $4.0 million and consisted of 8 loans ranging in size from $47,000 to $1.6 million. This increase reflects the balance of $1.1 million on a single commercial real estate mortgage loan. The building loan matured in December 1995, and is in the process of being modified and consolidated with another loan with the same borrower.

   Non-performing commercial loans at December 31, 1995 totalled $8.0 million and included 35 individual loans ranging in size from $5,500 to $2.2 million. At March 31, 1996, non-performing commercial loans decreased to $7.4 million and consisted of 41 individual loans ranging in size from $500 to $2.0 million. This decrease primarily reflects the remaining balance of $0.5 million on a local residential property that is now current. The loan and all other non-performing loans have been internally risk-rated and loan loss reserves established deemed adequate by management.

   The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1995, the Company had $96,000 of loans greater than 90 days past due on which it was accruing interest, as compared to $214,000 at March 31, 1996. As of each date, the only such loans were consumer loans.

   At March 31, 1996, the Bank had approximately $11.2 million of loans deemed impaired under FAS 114. All of these loans have specific reserves of approximately $3.4 million.

   At December 31, 1995, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totalled $2.5 million, which consisted of 7 single-family residential properties with a book value totalling $400,000 and 12 local commercial real estate properties with a book value totalling $2.1 million. At March 31, 1996, ORE totalled $2.3 million, which consisted of 7 single-family residential properties totalling $0.4 million and 12 local commercial real estate properties with a book value of $1.9 million. See "-Provision for Credit Losses".

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

The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:
- --------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                       March 31,
                                                       1996         1995
- --------------------------------------------------------------------------------
                                                        (Dollars In Thousands)
Average gross loans outstanding                      $931,109    $879,628
- --------------------------------------------------------------------------------
Allowance at beginning of period                    $  16,560    $ 15,847
- --------------------------------------------------------------------------------
Charge-offs:

      Commercial loans                                  1,243       1,117
      Consumer loans                                      348         246
      Residential real estate loans                        30          31
      Commercial real estate loans                        176         493
- --------------------------------------------------------------------------------
           Total loan charge-offs                       1,797       1,887
Recoveries:
      Commercial loans                                    138         156
      Consumer loans                                      111          55
      Residential real estate loans                         0          16
      Commercial real estate loans                        122           4
- --------------------------------------------------------------------------------
           Total recoveries                               371         231
Net charge-offs                                         1,426       1,656
- --------------------------------------------------------------------------------
Provision for credit losses charged to operating
        expenses                                        2,073       1,360
- --------------------------------------------------------------------------------
Allowance at end of period                          $  17,207    $ 15,551
- --------------------------------------------------------------------------------

Ratio of net charge-offs to:
     Average gross loans outstanding (annualized)        0.61%       0.75 %
Ratio of allowance to:
     Non-performing loans                              126.91%     130.87 %
     Period-end loans outstanding                        1.84%       1.74 %

  During the first quarter of 1996, the Bank charged-off $0.3 million of a local commercial loan for rental property. Two additional properties within New York state were also charged off totalling $0.5 million which kept the commercial loan charge-offs similar to what was taken during the first quarter of 1995.
The allowance for possible credit losses increased to $17.2 million, or 1.84% of gross loans outstanding at March 31, 1996, from $15.6 million, or 1.74% of total gross loans outstanding at March 31, 1995. This increase in the allowance for credit losses reflects the growth in the commercial loan portfolio. Management considers the current level of loan loss reserves adequate to cover potential credit losses.

Sources of Funds
- ----------------

   Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The average balance of all interest-bearing liabilities increased from $1,033.3 million for the three-month period ended March 31, 1995 to $1,104.2 million for the same period ended March 31, 1996, an increase of $70.9 million. In order to provide the Company with alternative funding sources, the Board of Directors authorized the Company to use up to $50.0 million of brokered deposits. The Company continued utilizing this authorization in the three months of 1996 and held brokered deposits of $40.0 million at March 31, 1996 compared to $29.9 million at March 31, 1995.

Liquidity and Capital Resources
- -------------------------------

   A fundamental objective of the Company is to effectively manage its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

   The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans, bond maturities, and such other sources as long and short-term borrowings including institutional repurchase agreements, sales of investment securities, loans, and mortgage-backed securities. At March 31, 1996, the total of approved loan commitments amounted to $84.3 million. Scheduled maturities of borrowings during the next twelve months are $81.3 million. Savings certificates, which are scheduled to mature during the next twelve months, totalled $380.4 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At March 31, 1996, the Company had no long-term borrowings.

   At March 31, 1996, the Company's Tier I leverage ratio, as defined in guidelines, was 9.12%, which exceeds the current requirements for the Company. On March 31, 1996, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 12.69%.

   The Company's book value per common share decreased from $18.70 at December 31, 1995 to $18.68 at March 31, 1996.

Impact of Inflation and Changing Prices
- ---------------------------------------

   The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

   Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Other Matters
- -------------

   The Bank is a stockholder of Nationar, a trust company jointly owned by over 60 savings banks throughout New York State. The Bank also used Nationar as its primary depository, check processor, and trust depository. In February 1995, the Superintendent of Banks of New York State took possession and assumed the operations of Nationar due to financial instability. The Company has charged off its equity and debenture investments in Nationar ($218,000), and the Bank has received substantially all of the claim on its demand deposit account ($1.1 million) and has received a judgement to retrieve certain securities held by Nationar in connection with an overdraft line of credit ($1.0 million). Management does not believe the final resolution of the claims will have a material impact upon the financial statements of the Company.

Market Prices and Related Shareholder Matters
- ---------------------------------------------

   The stock of the Company is listed on The Nasdaq Stock Market National Market System under the symbol "BSBN". As of March 31, 1996, the Company had 1,652 shareholders of record and 6,145,504 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

   The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

- --------------------------------------------------------------------------------
                                                                          Cash
                                      Price Range                    Dividends
- --------------------------------------------------------------------------------
1995                                         High       Low          Per Share
- --------------------------------------------------------------------------------
First Quarter                              $19.83    $18.00              $0.15
Second Quarter                              20.67     18.00               0.15
Third Quarter                               21.33     20.00               0.15
Fourth Quarter                              26.00     20.67               0.20

1996
First Quarter                               26.50     21.75               0.20

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


Item 2 -  Change in Securities
          --------------------
                 Not applicable


Item 3 -  Defaults upon Senior Securities
          -------------------------------
                 Not applicable


Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
                 Not applicable


Item 5 -  Other Information
          -----------------
                 Not applicable


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
                 (a) Exhibits
                       (3)(l)  Articles of Incorporation
                       (27)    Financial Data Schedule

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BSB Bancorp, Inc.



Date:    5/14/96                By:   William H. Rincker
       ------------------------      ------------------------------------------
                                      WILLIAM  H. RINCKER
                                      Chairman of the Board and
                                      Chief Executive Officer


Date:    5/14/96                By:   Edward R. Andrejko
      --------------------------     ------------------------------------------
                                      EDWARD R. ANDREJKO
                                      Senior Vice President and
                                      Chief Financial Officer