Form 10-Q
period 1996-06-30
BSB BANCORP INC
filed 1996-08-13
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended  June 30, 1996
                                               -----------------

                                      OR


    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from            to
                                           ----------    -----------

                        Commission File Number:  O-17177
                                                 -------


                              BSB Bancorp, Inc.
                             --------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           16-1327860
            ------------------------              -----------------
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

                                        n/a
                      ---------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes: [X]   No: [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1996: 5,959,439 shares of common stock, $0.01 par value.

                              INDEX
                              -----



PART I.  FINANCIAL INFORMATION                                     PAGE
- ------------------------------                                     ----


Item 1:  Financial Statements
- -------

                Consolidated Statements of Condition
                June 30, 1996 and December 31, 1995                   1

                Consolidated Statements of Income Three Months
                and Six Months Ended June 30,
                1996 and June 30, 1995                                2

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1996
                and June 30, 1995                                     3

                Consolidated Statements of Changes in
                Shareholders' Equity Six Months Ended
                June 30, 1996 and June 30, 1995                       4

                Notes to Consolidated Financial Statements            5


Item 2:   Management's Discussion and Analysis of
- -------
                Financial Condition and Results of
                Operations                                         6-15



PART II.  OTHER INFORMATION
- ---------------------------


                Item 1-6                                          16-17

                Signature Page                                       18

Item 1

- -------------------------------------------------------------------------------
BSB BANCORP, INC.                                        (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CONDITION
- -------------------------------------------------------------------------------

                                                         June 30,  December 31,
                                                             1996          1995
- -------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                $   33,308    $   43,826
Federal funds sold                                              0             0
- -------------------------------------------------------------------------------
 Total cash and cash equivalents                           33,308        43,826
Investment securities (market value $109,257
 and $103,611)                                            108,619       103,114
Mortgage-backed securities (market value
 $137,214 and $144,272)                                   136,998       143,978
Mortgages held for sale                                     4,526         1,280
Loans:
 Commercial                                               503,124       455,444
 Consumer                                                 208,826       200,546
 Real estate                                              263,037       271,026
- -------------------------------------------------------------------------------
  Total loans                                             974,987       927,016
Less:  Unearned discounts                                     674           605
       Allowance for possible credit losses                17,520        16,560
- -------------------------------------------------------------------------------
          Net loans                                       956,793       909,851
Bank premises and equipment                                 8,209         7,288
Accrued interest receivable                                 8,860         8,486
Other real estate                                           1,479         2,468
Intangible assets                                           2,335         2,483
Other assets                                               17,813        13,767
- -------------------------------------------------------------------------------
                                                       $1,278,940    $1,236,541
===============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                      $1,049,939    $1,006,465
Borrowings                                                106,889        98,949
Other liabilities                                          10,524        14,353
Commitments
Shareholders' Equity:
 Preferred Stock, par value $0.01 per share;
  authorized 2,500,000 shares; none issued                      0             0
 Common Stock, par value $0.01 per share;
  authorized 30,000,000 shares; 7,328,667
  shares and 7,270,925 shares issued                           73            73
 Additional paid-in capital                                27,441        26,861
 Undivided profits                                        106,122       101,519
 Unrealized appreciation (depreciation)
  in securities available for sale, net                    (1,553)          169
 Treasury stock, at cost: 1,369,228 and
  1,027,528 shares                                        (20,495)      (11,848)
- -------------------------------------------------------------------------------
Total Shareholders' Equity                                111,588       116,774
- -------------------------------------------------------------------------------
                                                       $1,278,940    $1,236,541
===============================================================================

The accompanying notes are an integral part of the financial statements.

- --------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended                Six Months Ended
                                                                                        June 30,                        June 30,
                                                                          1996              1995            1996            1995
- --------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                        $  21,786        $   20,561      $   42,750      $   40,548
   Interest on mortgage-backed securities                                2,289             2,386           4,861           4,889
   Interest on mortgages held for sale                                      79                52             130              72
   Interest on federal funds sold and
     interest-bearing deposits                                               0                 0               0              30
Interest and dividends on investment securities:
     U.S. Government  obligations                                        1,040               821           1,961           1,473
     State and municipal obligations                                       233               104             388             212
     Other debt obligations                                                259               408             457             791
     Corporate stocks                                                      368               178             775             348
- --------------------------------------------------------------------------------------------------------------------------------
       Total interest income                                            26,054            24,510          51,322          48,363
- --------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on savings deposits                                          1,025             1,110           2,036           2,246
   Interest on time accounts                                             7,883             7,030          15,625          13,795
   Interest on money market deposit accounts                             2,592             2,597           5,037           5,147
   Interest on NOW accounts                                                201               192             395             376
   Interest on borrowed funds                                            1,045             1,686           2,336           3,139
- --------------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                           12,746            12,615          25,429          24,703
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     13,308            11,895          25,893          23,660
Provision for credit losses                                              2,605             1,305           4,678           2,665
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                   10,703            10,590          21,215          20,995
Gains (losses) on sale of securities                                       314              (175)            348            (192)
Gains (losses) on sale of loans                                           (231)               25             (75)             61
Non-interest income:
   Service charges on deposit accounts                                     481               380             900             745
   Credit card fees                                                        987               522           1,787             963
   Mortgage servicing fees                                                 237               226             508             462
   Fees and commissions-brokerage services                                 242                69             360             157
   Trust fees                                                              149               122             290             248
   Other charges, commissions, and fees                                    164               137             349             341
- --------------------------------------------------------------------------------------------------------------------------------
       Total non-interest income                                         2,260             1,456           4,194           2,916
Non-interest expense:
   Salaries, pensions and other employee benefits                        3,176             3,052           6,390           6,123
   Building occupancy                                                      575               559           1,169           1,176
   Computer service fees                                                   211               222             431             411
   Services                                                                678               436           1,249           1,036
   FDIC insurance                                                           21               538              39           1,076
   Goodwill                                                                 74                74             148             148
   Interchange fees                                                        710               403           1,150             654
   Other real estate                                                         7               196             144             260
   Other expenses                                                        1,756             1,444           3,189           2,939
- --------------------------------------------------------------------------------------------------------------------------------
       Total non-interest expense                                        7,208             6,924          13,909          13,823
- --------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               5,838             4,972          11,773           9,957
Provision for income taxes                                               2,229             2,008           4,591           4,010
- --------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $   3,609         $   2,964       $   7,182       $   5,947
================================================================================================================================
Earnings per share:                                                  $    0.59         $    0.46       $    1.17       $    0.92
================================================================================================================================
Average shares outstanding                                           6,071,973         6,430,934       6,143,995       6,437,313

- ------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                       (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------------------------------------
Operating activities:                                                                              1996                   1995
                                                                                             ---------------------------------
 Net income                                                                                  $    7,182             $    5,947
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for credit losses                                                               4,678                  2,865
        Realized losses (gains) on available for sale investment securities                         (78)                    36
        Realized gains on available for sale mortgage-backed securities                            (270)                   (44)
        Gains (losses) on sale of loans                                                              75                    (61)
        Gain on sales and disposition of premises and equipment                                       0                     (3)
        Depreciation and amortization                                                               665                    687
        Net amortization (accretion) of premiums and discounts on investment securities             (41)                     2
        Net amortization of premiums and discounts on mortgage-backed securities                     59                    107
        Net accretion of premiums and discounts on loans                                             69                   (490)
        Sales of loans originated for sale                                                       11,092                 11,940
        Net increase in loans originated for sale                                               (14,469)               (12,620)
        Decrease in other assets and liabilities                                                 (4,085)                (2,587)
- ------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                               4,877                  5,779
- ------------------------------------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from calls of held to maturity investment securities                                    7,199                    450
 Principal collected on held to maturity investment securities                                      902                     79
 Purchases of held to maturity investment securities                                            (18,044)                  (115)
 Proceeds from calls of held to maturity mortgage-backed securities                                   0                     50
 Principal collected on held to maturity mortgage-backed securities                               1,725                  1,116
 Purchases of held to maturity mortgage-backed securities                                             0                      0
 Proceeds from sales of available for sale investment securities                                 47,163                 22,278
 Purchases of available for sale investment securities                                          (49,633)               (28,649)
 Principal collected on available for sale investment securities                                  5,153                      6
 Proceeds from sales of available for sale mortgage-backed securities                            22,357                 16,878
 Purchases of available for sale mortgage-backed securities                                     (18,779)                (7,426)
 Principal collected on available for sale mortgage-backed securities                            11,619                  9,281
 Net increase in longer-term loans                                                              (85,664)               (70,768)
 Proceeds from sales of loans                                                                    23,218                  4,084
 Other                                                                                           (1,438)                  (391)
- ------------------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                                                 (54,222)               (53,127)
- ------------------------------------------------------------------------------------------------------------------------------
Financing activities:
 Net increase (decrease) in demand deposits, NOW accounts, savings
   accounts, and money market deposit accounts (net of deposits acquired)                        17,268                (10,662)
 Net increase in time deposits (net of deposits acquired)                                        24,265                  2,892
 Net increase in short-term borrowings                                                            8,240                 48,700
 Repayment of long-term borrowings                                                                 (300)                  (130)
 Proceeds from exercise of stock options                                                            580                    250
 Purchases of treasury stock                                                                     (8,647)                (2,422)
 Dividends paid                                                                                  (2,579)                (1,888)
- ------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                              38,827                 36,740
- ------------------------------------------------------------------------------------------------------------------------------
            Decrease in cash and cash equivalents                                               (10,518)               (10,608)
Cash and cash equivalents at beginning of year                                                   43,826                 38,699
- ------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 33,308               $ 28,091
==============================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest credited on deposits and paid on other borrowings                                  $ 25,477               $ 25,059
- ------------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                                $  5,370               $  2,706
- ------------------------------------------------------------------------------------------------------------------------------
 Non-cash investing activity:
   Securitization of mortgage loans and transfers to/or sales of other real estate             $  9,824               $   (482)
- ------------------------------------------------------------------------------------------------------------------------------
   Unrealized appreciation (depreciation) in securities                                        $ (2,956)              $  7,836
- ------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the financial statements.

- --------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------------------

                                                                                                 Unrealized
                                                                                               Depreciation
Six Months Ended                                 Additional                                   In Marketable
June 30,                              Common        Paid-In     Undivided      Treasury              Equity
1995                                   Stock        Capital       Profits         Stock          Securities          Total
- --------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994        $    48      $ 26,436        $ 92,986       $ (7,054)     $ (5,546)          $ 106,870
Decrease in unrealized
    appreciation in available
    for sale securities                                                                          4,566               4,566
Net income                                                          5,947                                            5,947
Stock options exercised                               250                                                              250
Cash dividend paid on common
    stock ($0.30 per share)                                        (1,888)                                          (1,888)
Treasury stock purchased                                                          (2,422)                           (2,422)
- --------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995            $    48      $ 26,686        $ 97,045       $ (9,476)      $  (980)          $ 113,323
==========================================================================================================================

1996

Balance at December 31, 1995        $    73      $ 26,861       $ 101,519      $ (11,848)      $   169           $ 116,774
Increase in unrealized
    depreciation in available
    for sale securities                                                                         (1,722)             (1,722)
Net income                                                          7,182                                            7,182
Stock options exercised                               580                                                              580
Cash dividend paid on common
    stock ($0.42 per share)                                        (2,579)                                          (2,579)
Treasury stock purchased                                                          (8,647)                           (8,647)
- --------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996            $    73      $ 27,441       $ 106,122      $ (20,495)     $ (1,553)          $ 111,588
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996

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

(3) The Company adopted FAS 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996. The impact for the first six months of 1996 was not material.

(4) Certain data for prior years has been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

    BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $3,609,000, or $0.59 per share, for the quarter ended June 30, 1996, as compared to net income of $2,964,000, or $0.46 per share, for the quarter ended June 30, 1995. All references to the Company herein are intended to include the activities of the Bank, the Company's wholly-owned subsidiary. Net income for the first six months of 1996 totalled $7,182,000, or $1.17 per share, compared to net income of $5,947,000, or $0.92 per share for the first six months of 1995. The Board of Directors has declared a quarterly cash dividend of $0.22 per share. The dividend is payable on September 10, 1996 to shareholders of record at the close of business on August 23, 1996.

Financial Condition
- -------------------

    During the first six months of 1996, the Bank originated $73.8 million commercial loans, which contributed to a net increase in the commercial loan portfolio from $455.4 million at December 31, 1995 to $503.1 million at June 30, 1996. The interest rates on these loans are generally tied to the Company's Prime Rate. Consumer loans increased from $200.5 million to $208.8 million, and during this period, the Bank originated $69.3 million in consumer loans and sold $10.1 million in student loans. Real estate loans decreased from $271.0 million at December 31, 1995 to $263.0 million at June 30, 1996. During this period, the Bank originated $45.3 million of real estate loans and securitized or sold $35.1 million. Total assets increased from $1,236.5 million at December 31, 1995 to $1,278.9 million at June 30, 1996.

    Total deposits increased from $1,006.5 million at December 31, 1995 to $1,049.9 million at June 30, 1996. The Company's borrowings increased from $98.9 million at December 31, 1995 to $106.9 million at June 30, 1996, while cash and cash equivalents decreased from $43.8 million to $33.3 million at June 30, 1996.

    Shareholders' equity decreased from $116.8 million to $111.6 million during the first six months of 1996. This decrease is a result of an increase of and repurchases of outstanding Company stock totalling $8.6 million, a $1.7 million increase in unrealized depreciation in securities available for sale, as required under SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities", and cash dividends paid to shareholders of $2.6 million. This was offset by Company earnings of $7.2 million and $0.6 million of stock options exercised during the period.

Results of Operations
- ---------------------

    The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by credit loss requirements, operating expenses, the level of other income, including gains or losses on sale of loans and securities, and other fees.

    The following tables set forth, for and at the periods indicated, information regarding (i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income,
(v) interest rate margin and interest rate spread, (vi) net interest-earning assets, (vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily or month-end balances. No tax equivalent adjustments were made.



                                                                             Three Months Ended June 30,
                                                                1996                                            1995
- ----------------------------------------------------------------------------------------------------------------------------------
                                                 Average                     Yield/          Average                       Yield/
                                                 Balance      Interest        Rate           Balance          Interest      Rate
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Interest-earning assets:
 Commercial loans                              $  473,790      $11,660        9.84%          $  401,236       $10,059      10.03%
 Consumer loans                                   200,396        4,729        9.44              199,968         4,514       9.03
 Real estate loans                                264,698        5,398        8.16              287,481         5,988       8.33
 Investment securities                            117,211        1,899        6.48               94,061         1,511       6.43
 Mortgage-backed securities                       128,686        2,289        7.11              138,577         2,386       6.89
 Mortgages held for sale                            3,406           79        9.28                1,489            52      13.97
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets               1,188,187      $26,054        8.77%           1,122,812       $24,510       8.73%
- ---------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                        69,272                                        59,427
- ---------------------------------------------------------------------------------------------------------------------------------
    Total assets                               $1,257,459                                    $1,182,239
==================================================================================================================================

Interest-bearing liabilities:
 Deposits and mortgage escrow funds            $1,048,603      $11,701        4.46%          $  947,389       $10,929       4.61%
 Borrowings                                        75,342        1,045        5.55              108,242         1,686       6.23
- ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities          1,123,945       12,746        4.54            1,055,631        12,615       4.78
- ---------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                   17,774                                        11,275
- ---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                           1,141,719                                     1,066,906
- ---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                              115,740                                       115,333
- ---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                        $1,257,459                                    $1,182,239
==================================================================================================================================
Net interest income/net interest rate spread                   $13,308        4.23%                           $11,895       3.95%
==================================================================================================================================
Net earnings assets/net interest rate margin                   $64,242        4.48%                           $67,181       4.24%
==================================================================================================================================
Ratio of interest-earning assets to
==================================================================================================================================
  interest-bearing liabilities                                                1.06X                                         1.06X
==================================================================================================================================


                                                                              Six Months Ended June 30,
                                                                1996                                            1995
- ----------------------------------------------------------------------------------------------------------------------------------
                                                 Average                     Yield/          Average                       Yield/
                                                 Balance      Interest        Rate           Balance          Interest      Rate
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Interest-earning assets:
 Commercial loans                              $  461,578     $22,427         9.72%          $  392,099       $ 19,703     10.05%
 Consumer loans                                   199,487       9,400         9.42              200,224          8,943      8.93
 Real estate loans                                265,171      10,923         8.24              283,128         11,902      8.41
 Investment securities                            115,618       3,581         6.19               91,358          2,824      6.18
 Mortgage-backed securities                       131,425       4,861         7.40              143,126          4,889      6.83
 Mortgages held for sale                            2,295         130        11.33                1,360             72     10.59
 Other interest-earning assets                          0           0         0.00                  884             30      6.79
- --------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                1,175,574     $51,322         8.73%           1,112,179        $48,363      8.70%
- --------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                        71,009                                        58,257
- --------------------------------------------------------------------------------------------------------------------------------
   Total assets                                $1,246,583                                    $1,170,436
================================================================================================================================

Interest-bearing liabilities:
 Deposits and mortgage escrow funds            $1,030,738     $23,093         4.48%          $  943,380        $21,564      4.57%
 Borrowings                                        83,343       2,336         5.61              101,101          3,139      6.21
- --------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities           1,114,081      25,429         4.57            1,044,481         24,703      4.73
- --------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                   15,982                                        11,464
- --------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                            1,130,063                                     1,055,945
- --------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                              116,520                                       114,491
- --------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity  $1,246,583                                    $1,170,436
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income/net interest rate spread                  $25,893         4.16%                            $23,660      3.97%
- --------------------------------------------------------------------------------------------------------------------------------
Net earnings assets/net interest rate margin                  $61,493         4.41%                            $67,698      4.25%
- --------------------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets to
 interest-bearing liabilities                                                 1.06X                                         1.06X
=================================================================================================================================

    The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                                          Three Months Ended June 30,                   Six Months Ended June 30,
                                                                1996 Compared to 1995                       1996 Compared to 1995
                                                                  Increase (Decrease)                        (Increase (Decrease)
                                                    Volume          Rate          Net         Volume         Rate             Net
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Interest income on interest-earning assets:
 Commercial loans                                   $ 1,329       $   272      $ 1,601       $ 2,981       $  (257)       $ 2,724
 Consumer loans                                         10            205          215           (95)          552            457
 Real estate loans                                    (469)          (121)        (590)         (742)         (237)          (979)
 Investment securities                                 376             12          388           752             5            757
 Mortgage-backed securities                           (488)           391          (97)         (821)          793            (28)
 Other interest-earning assets                         132           (105)          27            38           (10)            28
- ---------------------------------------------------------------------------------------------------------------------------------
  Total                                             $  890        $   654      $ 1,544       $ 2,113       $   846        $ 2,959
=================================================================================================================================

Interest expense on interest-bearing liabilities:
 Deposits                                           $ 2,770       $(1,998)     $   772       $ 2,661       $(1,132)       $ 1,529
 Borrowings                                            (472)         (169)        (641)         (518)         (285)          (803)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                      2,298        (2,167)         131         2,143        (1,417)           726
- ---------------------------------------------------------------------------------------------------------------------------------
   Total                                            $(1,408)      $ 2,821      $ 1,413       $   (30)      $ 2,263        $ 2,233
=================================================================================================================================

Interest Income
- ---------------

    The Company's interest income on earning assets increased from $24.5 million for the three months ended June 30, 1995 to $26.1 million for the three months ended June 30, 1996, and from $48.4 million to $51.3 million for the six months ended June 30, 1995 and 1996, respectively. This increase in interest income was the result of an increase in the average balance of earning assets from $1,122.8 million to $1,188.2 for the three months ended June 30, 1995 and 1996, respectively, and from $1,112.2 million to $1,175.6 million for the six months ended June 30, 1995 and June 30, 1996, respectively. The increase in the yield on earning assets from 8.73% to 8.77% for the quarter ended June 30, 1995 to the quarter ended June 30, 1996, and from 8.70% for the six months ended June 30, 1995 to 8.73% for the six months ended June 30, 1996, also contributed to this increase in interest income for those periods. The yield on commercial loans declined from 10.03% for the second quarter of 1995 to 9.84% for the second quarter of 1996 and from 10.05% for the first six months of 1995 to 9.72% for the first six months of 1996. These yield decreases were due to decreases in the Bank's Prime Rate from 8.50% at December 31, 1995 to 8.25% at June 30, 1996. Offsetting the decrease in Prime Rate, the commercial loan average balance increased $72.6 million from the second quarter of 1995 to $473.8 million for the second quarter of 1996, and from an average balance of $392.1 million for the first six months of 1995 to $461.6 million for the first six months of 1996, an increase of $69.5 million. These rate and volume changes for the commercial loan portfolio were the largest contributors to the increase in interest income. Despite high levels of competition in the local lending market for indirect auto and mobile homes, the Company continues to emphasize origination of these loans, which add to the Company's market base for potential business. However, such competition, coupled with the continued softness in the local economy has contributed to the average balance of consumer loans remaining stable for the three-month and six-month periods ending June 30, 1995 and 1996. Consumer loans had increases in yields which contributed to increases in interest income of $0.2 million for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, and $0.5 million for the six months ended June 30, 1996 and June 30, 1995. Average balances of real estate loans decreased $22.8 million to $264.7 million for the quarter ended June 30, 1996 compared to quarter ended June 30, 1995. This is another example of the effect the local economy has had on the real estate lending portfolio. This period also reflected a decrease in yield from 8.33% to 8.16%. The six-month period also showed similar changes with an average balance decrease from $283.1 million to $265.2 million and a yield decrease from 8.41% to 8.24%. Due to prepayments and sales, the average balance of mortgage-backed securities decreased from $138.6 million to $128.7 million from the three months ended June 30, 1995 to the three months ended June 30, 1996, and from $143.1 million to $131.4 million for the six months ended June 30, 1995 to the six months ended June 30, 1996. This decrease in average balance was offset by an increase in yield from 6.89% for the quarter ended June 30, 1995 to 7.11% for the quarter ended June 30, 1996. The six-month period showed similar changes with the yield increasing from 6.83% to 7.40%. Interest income from mortgage-backed securities varied minimally with the affect of these offsetting changes. The average balance of investment securities increased from $94.1 million to $117.2 million, and the yield increased from 6.43% to 6.48% from the three months ended June 30, 1995 to the three months ended June 30, 1996, and increased from $91.4 million to $115.6 million, and the yield increased from 6.18% to 6.19% from the six months ended June 30, 1995 to the six months ended June 30, 1996. The amortization of mortgage-backed securities during these periods were mainly used to purchase bonds. Another factor in these increases was the Bank changing its' charter to a commercial bank in the third quarter of 1995. This change required the Bank to increase its holding of Federal Home Loan Bank of New York stock by approximately $7.8 million.

Interest Expense
- ----------------

    Total interest expense increased by $0.1 million for the quarter ended June 30, 1996 as compared to the same period in 1995. The average balance of all interest-bearing liabilities increased from $1,055.6 million for the quarter ended June 30, 1995 to $1,123.9 million for the quarter ended June 30, 1996. This increase accompanies a decrease in the average rate paid on all interest-bearing liabilities from 4.78% to 4.54% during the respective period. One component of the change in interest-bearing liabilities is the average balance of borrowings decreasing from $108.2 million for the three months ended June 30, 1995 to $75.3 million for the three months ended June 30, 1996. The borrowing balance augments deposits to fund the loan growth principally in the commercial loan area when needed. This decrease was coupled with a decrease in the rate paid on borrowings from 6.23% to 5.55% during this period to reflect lower borrowing costs from $1.7 million for the three months ended June 30, 1995 to $1.0 million for the same period in 1996. A similar decrease in average balances and rates paid on borrowings lowered borrowing expense by $0.8 million for the six-month period ending June 30, 1995 to June 30, 1996. The average balance of deposits increased from $947.4 million during the three months ended June 30, 1995 to $1,048.6 million during the same period in 1996. The increase in the average balance of deposits, despite the 15 basis point decrease in the average rate paid on such funds, resulted in an increase in interest paid on deposits from $10.9 million for the second quarter of 1995 to $11.7 million for the second quarter of 1996. Total interest expense increased from $24.7 million to $25.4 million for the six-month periods ended June 30, 1995 and 1996, respectively. This increase was due primarily to the elevation in the Bank's average balance in deposits; the average increased from $943.4 million to $1,030.7 million. The average cost of deposits decreased from 4.57% to 4.48%.

Provision for Credit Losses
- ---------------------------

    The provision for credit losses increased from $1.3 million to $2.6 million for the quarters ended June 30, 1995 and June 30, 1996, respectively. The allowance for possible credit losses increased to $17.5 million as of June 30, 1996, compared to $16.6 million as of December 31, 1995. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
- -------------------

    Non-interest income increased from $1.5 million for the three months ended June 30, 1995 to $2.3 million for the three months ended June 30, 1996, an increase of 55.2%. This increase resulted primarily from growth in the credit card merchant and consumer base resulting in increased fee income. Mortgage servicing fees increased slightly and service charges on deposit accounts increased 26.6% from the quarter ended June 30, 1995 to the quarter ended June 30, 1996. Also contributing to the increase in non-interest income was a favorable financial market environment for security and annuity sales which prompted increased brokerage fee income in the second quarter of 1996. The total non-interest income increased from $2.9 million for the six months ended June 30, 1995 to $4.2 million for the same period in 1996.

Gain On Sale of Loans
- ---------------------

    The practice of the Bank has been to sell or securitize long-term, fixed-rate residential mortgage loans. As a result of this practice, the Bank securitized or sold $35.1 million of mortgage loans for the first six months of 1996 as compared to having securitized or sold $13.6 million for the first six months of 1995. Of the $38.2 million of residential mortgage loans originated in the first six months of 1996, only $5.0 million were adjustable-rate loans. This led to increased sales of fixed-rate loans in 1996 as compared to 1995. For the first six months of 1995, $27.1 million of the total residential mortgage loans of $43.6 million that were originated were adjustable-rate loans. A more stable rate environment in the first six months of 1995 resulted in a gain on sale of mortgages of $25,000 for the quarter ended June 30, 1995 and $61,000 for the first six months of 1995. The rise in interest rates during 1996 resulted in losses on sale of loans of $231,000 for the quarter ended June 30, 1996, which is primarily made up of losses on sale of mortgages of $173,000 and adjustments of $70,000 on mortgages available for sale that were marked to market. Losses of $75,000 were incurred for the first six months of 1996. They were comprised mainly of losses on sale of mortgages of $183,000 and adjustments of $144,000 of lowering mortgages available for sale by marking to market. Offsetting these losses for the six-month period ending June 30, 1996, were gains of $210,00 taken in the first quarter on a sale of student loans of $9.6 million.

Non-interest Expense
- --------------------

    Non-interest expense increased from $6.9 million to $7.2 million for the quarters ended June 30, 1995 and 1996, respectively, and from $13.8 million to $13.9 million for the six months ended June 30, 1995 and 1996, respectively. The major changes in components of non-interest expense included growth in the credit card merchant transaction base which resulted in additional fee income, but also additional non-interest expense associated with servicing the increased transactions and accounts. These interchange fee expenses increased from $0.4 million for the second quarter of 1995 to $0.7 million for the same quarter of 1996. The first six months of 1996 showed $1.2 million of expense compared to $0.7 million for the same period of 1995. Adding to these expenses, are increased expenses paid to service the consumer-based transactions. Offsetting the increase in credit card expenses was a decline in FDIC insurance expense because of the full capitalization of the FDIC Bank Insurance Fund. This expense declined from $538,000 for the second quarter of 1995 to $21,000 for the same period in 1996. For comparable six-month periods, the decline was from $1.1 million in 1995 to $39,000 in 1996.

Income Taxes
- ------------

    The income tax expense was $2.0 million and $2.2 million for the quarters ended June 30, 1995 and June 30, 1996, respectively. These taxes increased from $4.0 million to $4.6 million for the six-month periods ending June 30, 1995 and June 30, 1996, respectively.

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


                                                                                   June 30,      December 31,
                                                                                       1996              1995
- -------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Commercial loans:
 Non-accrual loans                                                                 $ 5,348       $ 8,032
Consumer loans:
     Accruing loans 90 days overdue                                                    160            96
Residential real estate loans:
     Non-accrual loans                                                               1,938         1,920
Commercial real estate loans:
     Non-accrual loans                                                               2,783         2,764
- -------------------------------------------------------------------------------------------------------------
Total non-performing loans and accruing loans 90 days overdue                      $10,229       $12,812
Total non-performing loans to total gross loans                                       1.05%         1.38%
Total real estate acquired  in settlement of
     loans at net realizable value                                                 $ 1,479       $ 2,468
Total non-performing loans and real estate acquired  in settlement
     of loans at net realizable value to total assets                                 0.92%         1.24%

     Total non-performing loans and other real estate owned decreased to $11.7 million, or 0.92% of total assets at June 30, 1996, compared to $15.3 million, or 1.24% of total assets at December 31, 1995.

     At December 31, 1995, 49 non-performing residential real estate loans totalled $1.9 million. At June 30, 1996, non-performing residential real estate loans totalled $1.9 million and included 39 loans.

     At December 31, 1995, non-performing commercial real estate loans totalled $2.8 million, and included 6 loans ranging in size from $62,000 to $1.6 million. At June 30, 1996, non-performing commercial real estate loans remained stable at $2.8 million and consisted of 6 loans ranging in size from $63,000 to $1.6 million.

     Non-performing commercial loans at December 31, 1995 totalled $8.0 million and included 35 individual loans ranging in size from $5,500 to $2.2 million. At June 30, 1996, non-performing commercial loans decreased to $5.3 million and consisted of 34 individual loans ranging in size from $2,000 to $1.7 million.

     The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1995, the Company had $96,000 of loans greater than 90 days past due on which it was accruing interest, as compared to $161,000 at June 30, 1996. As of each date, the only such loans were consumer loans.

     At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $9,309,598 of which $3,341,000 related to loans with no valuation allowance because the loans have been partially written down through charge-offs, and $5,968,598 related to loans with a corresponding valuation allowance of $2,288,762. For the twelve months ended June 30, 1996, the average recorded investment in impaired loans was approximately $9,250,675. The Bank recognized on a cash basis, $80,494 of interest on impaired loans for the quarter ended June 30, 1996.

     At December 31, 1995, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totalled $2.5 million, which consisted of 7 single-family residential properties with a book value totalling $400,000 and 12 local commercial real estate properties with a book value of $2.1 million. At June 30, 1996, ORE totalled $1.5 million, which consisted of 5 single-family residential properties totalling $0.2 million and 12 local commercial real estate properties with a book value of $1.3 million. See
"- Provision for Credit Losses".

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

The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                      Three Months Ended                Six Months Ended
                                                                June 30,                        June 30,
                                                     1996           1995              1996          1995
- --------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

Average gross loans outstanding                 $ 956,928      $ 905,245         $ 944,019     $ 892,436
========================================================================================================
Allowance at beginning of period                $  17,207      $  15,551         $  16,560     $  15,847
========================================================================================================

Charge-offs:
     Commercial loans                               1,846            594             3,088         1,711
     Consumer loans                                   363            276               711           522
     Residential real estate loans                      0             26                30            57
     Commercial real estate loans                     274            533               450         1,026
- --------------------------------------------------------------------------------------------------------
          Total loan charge-offs                    2,483          1,429             4,279         3,316
Recoveries:
     Commercial loans                                  56             49               193           205
     Consumer loans                                   122             96               233           150
     Residential real estate loans                      0              0                 0            16
     Commercial real estate loans                      13              4               135             9
- --------------------------------------------------------------------------------------------------------
          Total recoveries                            191            149               561           380
- --------------------------------------------------------------------------------------------------------
Net charge-offs                                     2,292          1,280             3,718         2,936
- --------------------------------------------------------------------------------------------------------
Provision for credit losses
     charged to operating expenses                  2,605          1,305             4,678         2,665
- --------------------------------------------------------------------------------------------------------
Allowance at end of period                      $  17,520      $  15,576         $  17,520     $  15,576
========================================================================================================

Ratio of net charge-offs to:
     Average gross loans
           outstanding (annualized)                  0.96%          0.57%             0.79%         0.66%
Ratio of allowance to:
     Non-performing loans                          171.28%        123.01%           171.28%       123.01%
     Period-end loans outstanding                    1.80%          1.68%             1.80%         1.68%

    During the second quarter of 1996, the Bank charged-off $2.5 million of loans compared to $1.4 million for the second quarter of 1995. Charge-offs on commercial loans increased from $0.6 million for the quarter ended June 30, 1995 to $1.8 million for the three months ended June 30, 1996. Of this, $0.7 million of an office building loan was charged off, which brought to $0.9 million the total charge-offs for this loan for the first six months of 1996. Also contributing to the increase in the charge-offs from 1995 to 1996 was the charge-off of $0.5 million of a loan to a local manufacturer. This same manufacturer had $0.2 million of another loan charged off in this quarter. These charge-offs contributed to the lower amount of non-performing loans for the second quarter of 1996 also. The above loans were a factor in the increase of charge-offs for the first six months of 1996 of $4.3 million compared to $3.3 million for 1995. With these charge-offs, the Bank was still able to increase the ratio of allowance to period-end loans outstanding from 1.68% at June 30, 1995 to 1.80% at June 30, 1996. For the same periods, the ratio of allowance to non-performing loans increased from 123.01% to 171.28%. This allowance increase from $15.6 million at June 30, 1995 to $17.5 million at June 30, 1996 is consistent with the growth in the loan portfolio and management's discerning review of and action toward non-performing loans. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses.

Sources of Funds
- ----------------

    Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The average balance of all interest-bearing liabilities increased from $1,044.5 million for the six-month period ended June 30, 1995 to $1,114.1 million for the same period ended June 30, 1996, an increase of $69.6 million. In order to provide the Company with alternative funding sources, the Board of Directors authorized the Company to use up to $50.0 million of brokered deposits. The Company continued utilizing this authorization in the six months of 1996 and held brokered deposits of $40.0 million compared to $20.0 million at June 30, 1995.

Liquidity and Capital Resources
- -------------------------------

     A fundamental objective of the Company is to effectively manage its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

     The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans, bond maturities, and such other sources as long and short-term borrowings including institutional repurchase agreements, sales of investment securities, loans, and mortgage-backed securities. At June 30, 1996, the total of approved loan commitments amounted to $74.7 million. Scheduled maturities of borrowings during the next twelve months are $106.9 million. Savings certificates, which are scheduled to mature during the next twelve months, totalled $375.9 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At June 30, 1996, the Company had no long-term borrowings.

     At June 30, 1996, the Company's Tier I leverage ratio, as defined in guidelines, was 8.74%, which exceeds the current requirements for the Company. On June 30, 1996, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 12.02%.

     The Company's book value per common share increased from $18.70 at December 31, 1995 to $18.72 at June 30, 1996.

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

Market Prices and Related Shareholder Matters
- ---------------------------------------------

     The stock of the Company is listed on The Nasdaq Stock Market National Market System under the symbol "BSBN". As of June 30, 1996, the Company had 1,568 shareholders of record and 5,959,439 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                                                                    Cash
                                                                  Price Range                                  Dividends
1995                                                                     High               Low                Per Share
- ------------------------------------------------------------------------------------------------------------------------
First Quarter                                                          $19.83               $18.00                 $0.15
Second Quarter                                                          20.67                18.00                  0.15
Third Quarter                                                           21.33                20.00                  0.15
Fourth Quarter                                                          26.00                20.67                  0.20

1996
- ------------------------------------------------------------------------------------------------------------------------
First Quarter                                                           $26.50              $21.75                 $0.20
Second Quarter                                                           26.75               25.25                  0.22

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



Item 1 -  Legal Proceedings
          -----------------
               Not applicable


Item 2 -  Change in Securities
          --------------------
               Not applicable


Item 3 -  Defaults upon Senior Securities
          -------------------------------
               Not applicable


Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               (a) On April 22, 1996, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect four directors for a term of three years and ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 1995.

               (b) At the Annual Meeting, Messrs. Robert W. Allen, Thomas F. Kelly, Ph.D., and John V. Sponyoe were elected as directors. Each of the following individual's term of office continued after the Annual Meeting:

                       Ferris G. Akel              David A. Niermeyer
                       William C. Craine           Mark T. O'Neil, Jr.
                       Helen A. Gamble             William H. Rincker
                       Herbert R. Levine           Thomas L. Thorn

                    Following the Annual Meeting, John J. Consey resigned from the Board, reducing the number of Board members from 12 to 11.

               (c) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

                    1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                             Votes                           Broker
                                              For         Withheld      Abstentions      Non-votes

              Robert W. Allen              4,567,721       626,912           0                0
              Thomas F. Kelly, PhD.        4,842,211       352,422           0                0
              John V. Sponyoe              4,567,308       626,325           0                0

                    2. The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1995 was ratified. There were 5,170,769 votes cast for the proposal, and 12,976 votes against the proposal, and 10,886 votes abstained. There were 0 broker non-votes.

                    3. The Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 10,000,000 to 30,000,000. There were
                        3,424,244 votes cast for the proposal, 1,726,963 votes against the proposal and 42,297 votes abstained. There were 0 broker non-votes.

                    4. The Company's Long-Term Incentive and Capital Accumulation Plan was adopted. There were 3,858,643 votes cast for the proposal, 1,261,976 votes against the proposal and 10,886 votes abstained. There were 0 broker non-votes.


               (d)  Not applicable.


Item 5 -  Other Information
          -----------------
               Not applicable


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
               (a) Exhibits
                        27   Financial Data Schedule

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BSB Bancorp, Inc.



Date:    August 14, 1996     By:/s/ William H. Rincker
       --------------------     ----------------------------------------
                             WILLIAM H. RINCKER
                             Chairman of the Board and Chief Executive Officer


Date:    August 14, 1996     By:/s/ Edward R. Andrejko
       --------------------     ----------------------------------------
                             EDWARD R. ANDREJKO
                             Senior Vice President and
                             Chief Financial Officer