Form 10-Q
period 1996-09-30
BSB BANCORP INC
filed 1996-11-14
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended  September 30, 1996
                                            ------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1996:
5,602,425 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----


 Item 1: Financial Statements
 -------

                Consolidated Statements of Condition
                September 30, 1996 and December 31, 1995............    1

                Consolidated Statements of Income Three Months
                and Nine Months Ended September 30,
                1996 and September 30, 1995.........................    2

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1996
                and September 30, 1995..............................    3

                Consolidated Statements of Changes in
                Shareholders' Equity Nine Months Ended
                September 30, 1996 and September 30, 1995...........    4

                Notes to Consolidated Financial Statements..........    5


 Item 2: Management's Discussion and Analysis of
 -------
                Financial Condition and Results of Operations....... 6-15



PART II.  OTHER INFORMATION
---------------------------


                Item 1-6............................................   16

                Signature Page......................................   17

Item 1

--------------------------------------------------------------------------------
BSB BANCORP, INC.                                      (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------

                                                  September 30,   December 31,
                                                           1996           1995
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $   32,741     $   43,826
Federal funds sold                                            0              0
------------------------------------------------------------------------------
  Total cash and cash equivalents                        32,741         43,826
Investment securities (market value $106,702
  and $103,611)                                         106,029        103,114
Mortgage-backed securities (market value
  $143,329 and $144,272)                                143,122        143,978
Mortgages held for sale                                   3,178          1,280
Loans:
  Commercial                                            519,345        455,444
  Consumer                                              216,539        200,546
  Real estate                                           264,284        271,026
------------------------------------------------------------------------------
    Total loans                                       1,000,168        927,016
Less: Unearned discounts                                    532            605
      Allowance for possible credit losses               16,160         14,065
------------------------------------------------------------------------------
        Net loans                                       983,476        912,346
Bank premises and equipment                               8,371          7,288
Accrued interest receivable                               8,915          8,486
Other real estate                                         1,640          2,468
Intangible assets                                         2,262          2,483
Other assets                                             16,596         13,767
------------------------------------------------------------------------------
                                                     $1,306,330     $1,239,036
==============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                    $1,100,266     $1,006,465
Borrowings                                               81,999         98,949
Other liabilities                                        19,159         16,848
Commitments
Shareholders' Equity:
  Preferred Stock, par value $0.01 per share;
    authorized 2,500,000 shares; none issued                  0              0
  Common Stock, par value $0.01 per share;
    authorized 30,000,000 shares; 7,337,553
    shares and 7,270,925 shares issued                       73             73
  Additional paid-in capital                             27,577         26,861
  Undivided profits                                     108,696        101,519
  Unrealized appreciation (depreciation)
    in securities available for sale, net                (1,683)           169
  Treasury stock, at cost: 1,735,128 and
   1,027,528 shares                                     (29,757)       (11,848)
------------------------------------------------------------------------------
    Total Shareholders' Equity                          104,906        116,774
------------------------------------------------------------------------------
                                                     $1,306,330     $1,239,036
==============================================================================



The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                        CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------
(Dollars in Thousands-Except Per Share Data)               Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                            1996         1995           1996          1995
----------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                          $  22,481    $  21,573     $   65,231    $   62,120
   Interest on mortgage-backed securities                  2,618        2,394          7,480         7,284
   Interest on mortgages held for sale                        88           91            218           164
   Interest on federal funds sold and
     interest-bearing deposits                                 0            0              0            30
   Interest and dividends on investment securities:
     U.S. Government obligations                             983          742          2,944         2,214
     State and municipal obligations                         194          105            582           317
     Other debt obligations                                  174          284            631         1,075
     Corporate stocks                                        326          224          1,101           572
----------------------------------------------------------------------------------------------------------
       Total interest income                              26,864       25,413         78,187        73,776
----------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on savings deposits                            1,033        1,101          3,068         3,347
   Interest on time accounts                               8,123        7,085         23,748        20,880
   Interest on money market deposit accounts               2,775        2,680          7,812         7,827
   Interest on NOW accounts                                  203          197            598           573
   Interest on borrowed funds                              1,192        1,671          3,529         4,810
----------------------------------------------------------------------------------------------------------
       Total interest expense                             13,326       12,734         38,755        37,437
----------------------------------------------------------------------------------------------------------
Net interest income                                       13,538       12,679         39,432        36,339
Provision for credit losses                                3,048        1,431          7,726         4,096
----------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses     10,490       11,248         31,706        32,243
Gains (losses) on sale of securities                         951          104          1,300           (88)
Gains (losses) on sale of loans                               20         (189)           (55)         (127)
Non-interest income:
   Service charges on deposit accounts                       562          409          1,462         1,155
   Credit card fees                                          893          583          2,680         1,547
   Mortgage servicing fees                                   254          227            761           689
   Fees and commissions-brokerage services                   191           85            552           241
   Trust fees                                                138          126            428           373
   Other charges, commissions, and fees                      182          170            531           511
----------------------------------------------------------------------------------------------------------
       Total non-interest income                           2,220        1,600          6,414         4,516
----------------------------------------------------------------------------------------------------------
Non-interest expense:
   Salaries, pensions, and other employee benefits         3,133        3,016          9,523         9,138
   Building occupancy                                        558          575          1,727         1,751
   Computer service fees                                     218          215            649           626
   Services                                                  643          400          1,893         1,436
   FDIC insurance                                            230          (42)           270         1,035
   Goodwill                                                   74           74            221           221
   Interchange fees                                          691          420          1,841         1,074
   Other real estate                                         130          802            274         1,063
   Other expenses                                          1,569        1,282          4,758         4,221
----------------------------------------------------------------------------------------------------------
       Total non-interest expense                          7,246        6,742         21,156        20,565
----------------------------------------------------------------------------------------------------------
Income before income taxes                                 6,435        6,021         18,209        15,979
Provision for income taxes                                 2,585        2,394          7,177         6,405
----------------------------------------------------------------------------------------------------------
NET INCOME                                             $   3,850    $   3,627     $   11,032    $    9,574
==========================================================================================================
Earnings per share:                                    $    0.67    $    0.57     $     1.84    $     1.50
==========================================================================================================
Average shares outstanding                             5,743,125    6,319,521      6,010,372     6,398,049

The accompanying notes are an integral part of the financial statements.

------------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                             (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:                                                                                            1996         1995
                                                                                                                ------       ------
   Net income                                                                                                 $ 11,032    $   9,574
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                                                            7,726        4,296
          Realized losses (gains) on available for sale investment securities                                      (68)          36
          Realized gains on available for sale mortgage-backed securities                                       (1,232)        (149)
          Losses on sale of loans                                                                                   55          127
          Gain on sales and disposition of premises and equipment                                                   (6)          (3)
          Depreciation and amortization                                                                          1,005        1,025
          Net accretion of premiums and discounts on investment securities                                         (46)         (55)
          Net amortization of premiums and discounts on mortgage-backed securities                                  93          113
          Net accretion of premiums and discounts on loans                                                         (73)        (593)
          Sales of loans originated for sale                                                                    20,144       26,517
          Net increase in loans originated for sale                                                            (22,191)     (28,387)
          Decrease in other assets and liabilities                                                                 694        3,246
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                                          17,133       15,747
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities:
   Proceeds from calls of held to maturity investment securities                                                14,589          450
   Principal collected on held to maturity investment securities                                                   911          109
   Purchases of held to maturity investment securities                                                         (23,644)      (1,151)
   Proceeds from calls of held to maturity mortgage-backed securities                                                0           50
   Principal collected on held to maturity mortgage-backed securities                                            2,700        1,738
   Proceeds from sales of available for sale investment securities                                              62,339       37,635
   Purchases of available for sale investment securities                                                       (63,413)     (42,563)
   Principal collected on available for sale investment securities                                               5,204           61
   Proceeds from sales of available for sale mortgage-backed securities                                         51,674       21,396
   Purchases of available for sale mortgage-backed securities                                                  (54,958)     (13,181)
   Principal collected on available for sale mortgage-backed securities                                         16,339       14,165
   Net increase in longer-term loans                                                                          (122,624)     (93,554)
   Proceeds from sales of loans                                                                                 28,211        8,212
   Other                                                                                                        (1,861)        (573)

-----------------------------------------------------------------------------------------------------------------------------------
               Net cash used by investing activities                                                           (84,533)     (67,206)
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities:
   Net increase (decrease) in demand deposits, NOW accounts, savings
     accounts, and money market deposit accounts                                                                24,802      (12,097)
   Net increase in time deposits                                                                                69,511       19,242
   Net increase (decrease) in short-term borrowings                                                            (16,650)      42,450
   Repayment of long-term borrowings                                                                              (300)        (160)
   Proceeds from exercise of stock options                                                                         716          295
   Purchases of treasury stock                                                                                 (17,909)      (3,151)
   Dividends paid                                                                                               (3,855)      (2,814)

------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                                           56,315       43,765
------------------------------------------------------------------------------------------------------------------------------------
              Decrease in cash and cash equivalents                                                            (11,085)      (7,694)
Cash and cash equivalents at beginning of year                                                                  43,826       38,699
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                   $  32,741    $  31,005
===================================================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest credited on deposits and paid on other borrowings                                              $  38,181    $  37,321
-----------------------------------------------------------------------------------------------------------------------------------
     Income taxes                                                                                            $   8,626    $   6,729
-----------------------------------------------------------------------------------------------------------------------------------
   Non-cash investing activity:
     Securitization of mortgage loans and transfers to/or sales of other real estate                         $  14,896    $    (245)
------------------------------------------------------------------------------------------------------------------------------------
     Unrealized appreciation (depreciation) in securities                                                    $  (3,177)   $   7,744
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

------------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                             (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Unrealized
                                                                                                           Depreciation
Nine Months Ended                                          Additional                                     In Marketable
September 30,                             Common              Paid-In      Undivided        Treasury             Equity
1995                                       Stock              Capital        Profits           Stock         Securities       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                $ 48             $ 26,436       $ 92,986        $ (7,054)          $ (5,546)   $106,870
Decrease in unrealized
  depreciation in available
  for sale securities                                                                                             4,512       4,512
Net income                                                                     9,574                                          9,574
Stock options exercised                                           295                                                          295
Cash dividend paid on
 common
  stock ($0.45 per share)                                                     (2,814)                                       (2,814)

Treasury stock purchased                                                                      (3,151)                       (3,151)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995               $ 48             $ 26,731       $ 99,746       $ (10,205)          $ (1,034)  $115,286
===================================================================================================================================

1996
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                $ 73             $ 26,861       $101,519       $ (11,848)          $    169   $116,774
Increase in unrealized
  depreciation in available
  for sale securities                                                                                            (1,852)    (1,852)

Net income                                                                    11,032                                        11,032
Stock options exercised                                           716                                                          716
Cash dividend paid on
 common stock ($0.64 per share)                                               (3,855)                                       (3,855)

Treasury stock purchased                                                                     (17,909)                      (17,909)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996               $ 73              $27,577       $108,696       $ (29,757)          $ (1,683)  $104,906
===================================================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996

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

(3) The Company adopted FAS 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996. The impact for the first nine months of 1996 was not material.

(4) Certain data for prior years has been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income. Reserves of $2.5 million which provided for possible losses on outstanding letters of credit, had been reclassified from the allowance for possible credit losses to a liability.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

    BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $3,850,000, or $0.67 per share, for the quarter ended September 30, 1996, as compared to net income of $3,627,000, or $0.57 per share, for the quarter ended September 30, 1995. All references to the Company herein are intended to include the activities of the Bank, the Company's wholly owned subsidiary. Net income for the first nine months of 1996 totaled $11,032,000, or $1.84 per share, compared to net income of $9,574,000, or $1.50 per share for the first nine months of 1995.

    On October 28, 1996, the Board of Directors announced a 13.6% increase in the quarterly cash dividend. The new dividend is $0.25 and is payable on December 10, 1996 to shareholders of record at the close of business on November 22, 1996.

Financial Condition
-------------------

    During the first nine months of 1996, the Bank originated $118.2 million commercial loans, which contributed to a net increase in the commercial loan portfolio from $455.4 million at December 31, 1995 to $519.3 million at September 30, 1996. The interest rates on these loans are generally tied to the Company's Prime Rate. Consumer loans increased from $200.5 million to $216.5 million, and during this period, the Bank originated $104.0 million in consumer loans and sold $10.5 million in student loans. Real estate loans decreased from $271.0 million at December 31, 1995 to $264.3 million at September 30, 1996. During this period, the Bank originated $73.1 million of real estate loans and securitized or sold $53.7 million. Total assets increased from $1,239.0 million at December 31, 1995 to $1,306.3 million at September 30, 1996.

    Total deposits increased from $1,006.5 million at December 31, 1995 to $1,100.3 million at September 30, 1996. The Company's borrowings decreased from $98.9 million at December 31, 1995 to $82.0 million at September 30, 1996, while cash and cash equivalents decreased from $43.8 million to $32.7 million at September 30, 1996.

    Shareholders' equity decreased from $116.8 million to $104.9 million during the first nine months of 1996. This decrease is a result of repurchases of outstanding Company stock totaling $17.9 million, a $1.9 million increase in unrealized depreciation in securities available for sale, as required under SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities", and cash dividends paid to shareholders of $3.9 million. This was offset by Company earnings of $11.0 million and $0.7 million of stock options exercised during the period.

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

                                                                      Three Months Ended September 30,
                                                                      1996                                         1995
------------------------------------------------------------------------------------------------------------------------------------
                                                  Average                           Yield/        Average                    Yield/
                                                  Balance         Interest           Rate         Balance      Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Interest-earning assets:
 Commercial loans                                $  499,103        $11,741          9.41%      $  421,318       $10,826       10.28%
 Consumer loans                                     211,594          5,069          9.58          203,090         4,750        9.36
 Real estate loans                                  261,760          5,672          8.67          294,640         5,997        8.14
 Investment securities                              109,837          1,677          6.11           83,479         1,355        6.49
 Mortgage-backed securities                         135,758          2,618          7.71          130,188         2,394        7.36
 Mortgages held for sale                              3,934             87          8.85            3,348            91       10.87
 Other interest-earning assets                            0              0          0.00                0             0        0.00
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                  1,221,986        $26,864          8.79%       1,136,063       $25,413        8.95%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                          70,574                                        61,576
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                  $1,292,560                                    $1,197,639
====================================================================================================================================

Interest-bearing liabilities:
 Deposits and mortgage escrow funds              $1,080,647        $12,134          4.49%      $  958,449       $11,063        4.62%
 Borrowings                                          84,792          1,192          5.62          108,026         1,671        6.19
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities             1,165,439         13,326          4.57        1,066,475        12,734        4.78
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                     17,576                                        13,771
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                              1,183,015                                     1,080,246
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                109,545                                       117,393
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $1,292,560                                    $1,197,639
====================================================================================================================================
Net interest income/net interest rate spread                       $13,538          4.22%                       $12,679        4.17%
====================================================================================================================================
Net earnings assets/net interest rate margin                       $56,547          4.43%                       $69,588        4.46%
====================================================================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                                                      1.05X                                      1.07X
====================================================================================================================================

                                                                                Nine Months Ended September 30,
                                                                       1996                                      1995
------------------------------------------------------------------------------------------------------------------------------------
                                                  Average                           Yield/        Average                    Yield/
                                                  Balance         Interest           Rate         Balance    Interest         Rate
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
 Commercial loans                                $  474,086        $34,167          9.61%      $  401,839       $30,529       10.13%
 Consumer loans                                     203,523         14,469          9.48          201,179        13,692        9.07
 Real estate loans                                  265,697         16,595          8.33          288,629        17,899        8.27
 Investment securities                              113,691          5,258          6.17           88,731         4,178        6.28
 Mortgage-backed securities                         132,870          7,480          7.51          138,813         7,284        7.00
 Mortgages held for sale                              2,841            218         10.23            2,023           164       10.81
 Other interest-earning assets                            0              0          0.00              589            30        6.79
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                  1,192,708        $78,187          8.74%       1,121,803       $73,776        8.77%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                          70,865                                        59,364
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                  $1,263,573                                    $1,181,167
===================================================================================================================================
Interest-bearing liabilities:
 Deposits and mortgage escrow funds              $1,047,375        $35,226          4.48%      $  948,403       $32,627        4.59%
 Borrowings                                          83,826          3,529          5.61          103,410         4,810        6.20
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities             1,131,201         38,755          4.57        1,051,813        37,437        4.75
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                     18,177                                        13,896
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                              1,149,378                                     1,065,709
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                114,195                                       115,458
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $1,263,573                                    $1,181,167
===================================================================================================================================
Net interest income/net interest rate spread                       $39,432          4.17%                       $36,339        4.02%
===================================================================================================================================
Net earnings assets/net interest rate margin                       $61,507          4.41%                       $69,990        4.32%
===================================================================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                                                     1.05X                                      1.07X
===================================================================================================================================

     The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                      Three Months Ended September 30,               Nine Months Ended September 30,
                                                                 1996 Compared to 1995                         1996 Compared to 1995
                                                                    Increase (Decrease)                          Increase (Decrease)
                                             Volume              Rate              Net            Volume         Rate          Net
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Interest income on interest-
 earning assets:
   Commercial loans                         $ 5,654           $(4,739)          $  915           $ 6,081      $(2,443)      $3,638
   Consumer loans                               204               115              319               159          618          777
   Real estate loans                         (2,178)            1,853             (325)           (1,512)         208       (1,304)
   Investment securities                        807              (485)             322             1,200         (120)       1,080
   Mortgage-backed securities                   106               118              224              (452)         648          196
   Other interest-earning assets                 64               (68)              (4)               53          (29)          24
----------------------------------------------------------------------------------------------------------------------------------
    Total                                   $ 4,657           $(3,206)          $1,451           $ 5,529      $(1,118)      $4,411
==================================================================================================================================

Interest expense on interest-
 bearing liabilities:
  Deposits                                  $ 2,919           $(1,848)          $1,071           $ 3,810      $(1,211)      $2,599
  Borrowings                                   (335)             (144)            (479)             (853)        (428)      (1,281)
----------------------------------------------------------------------------------------------------------------------------------
                                              2,584            (1,992)             592             2,957       (1,639)       1,318
----------------------------------------------------------------------------------------------------------------------------------
  Total                                     $ 2,073           $(1,214)          $  859           $ 2,572      $   521       $3,093
==================================================================================================================================

Interest Income
---------------

    The Company's interest income on earning assets increased from $25.4 million for the three months ended September 30, 1995 to $26.9 million for the three months ended September 30, 1996, and from $73.8 million to $78.2 million for the nine months ended September 30, 1995 and 1996, respectively. This increase in interest income was the result of an increase in the average balance of earning assets from $1,136.1 million to $1,222.0 for the three months ended September 30, 1995 and 1996, respectively, and from $1,121.8 million to $1,192.7 million for the nine months ended September 30, 1995 and September 30, 1996, respectively. The decrease in the yield on earning assets from 8.95% to 8.79% for the quarter ended September 30, 1995 to the quarter ended September 30, 1996, and from 8.77% for the nine months ended September 30, 1995 to 8.74% for the nine months ended September 30, 1996, mitigated the effect on interest income derived from the increase in the net earning asset balance. Offsetting the decrease in the rates, the commercial loan average balance increased $77.8 million from the third quarter of 1995 to $499.1 million for the third quarter of 1996, and from an average balance of $401.8 million for the first nine months of 1995 to $474.1 million for the first nine months of 1996, an increase of $72.2 million. The yield on commercial loans declined from 10.28% for the third quarter of 1995 to 9.41% for the third quarter of 1996, and from 10.13% for the first nine months of 1995 to 9.61% for the first nine months of 1996. These yield decreases were due to steady decreases in the Bank's Prime Rate from 9.00% in the first quarter of 1995 to its current level of 8.25% which was set in the first quarter of 1996. The volume changes for the commercial loan portfolio was the largest contributor to the increase in interest income. Despite high levels of competition in the local lending market for indirect auto and mobile homes, the Company continues to emphasize origination of these loans, which add to the Company's market base for potential business. Despite such competition and coupled with the continued softness in the local economy, the average balance of consumer loans increased 4.2% to $211.6 million for the three-month period ended September 30, 1996, and increased $2.3 million to $203.5 million for the nine-month period ended September 30, 1996. Consumer loans had increases in yields which contributed to increases in interest income of $0.3 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, and $0.8 million for the nine months ended September 30, 1996 as compared to September 30, 1995. Average balances of real estate loans decreased $32.9 million to

$261.8 million for the quarter ended September 30, 1996 compared to quarter ended September 30, 1995. This period reflected an increase in yield from 8.14% to 8.67%, but the reduced average balances resulted in a decline of $0.3 million in interest income from real estate loans to $5.7 million. The nine-month period also showed similar changes with an average balance decrease from $288.6 million to $265.7 million and a yield increase from 8.27% to 8.33% resulting in reduced interest income of $1.3 million from real estate loans in this period. The average balance of mortgage-backed securities increased from $130.2 million to $135.8 million for the three months ended September 30, 1995 to the three months ended September 30, 1996, with an increase in yield from 7.36% to 7.71%. The average balance decreased from $138.8 million to $132.9 million for the nine months ended September 30, 1995 to the nine months ended September 30, 1996. This decrease in average balance was offset by an increase in yield from 7.00% to 7.51% for the nine month time frame. Interest income from mortgage-backed securities varied minimally with the affect of these offsetting changes. The average balance of investment securities increased from $83.5 million to $109.8 million, and the yield decreased from 6.49% to 6.11% from the three months ended September 30, 1995 to the three months ended September 30, 1996, and increased from $88.7 million to $113.7 million, and the yield decreased from 6.28% to 6.17% from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. The amortization of mortgage-backed securities during these periods were mainly used to purchase bonds.

Interest Expense
----------------

    Total interest expense increased by $0.6 million for the quarter ended September 30, 1996 as compared to the same period in 1995. The average balance of all interest-bearing liabilities increased from $1,066.5 million for the quarter ended September 30, 1995 to $1,165.4 million for the quarter ended September 30, 1996. This increase accompanies a decrease in the average rate paid on all interest-bearing liabilities from 4.78% to 4.57% during the respective period. One component of the change in interest-bearing liabilities is the average balance of borrowings decreasing from $108.0 million for the three months ended September 30, 1995 to $84.8 million for the three months ended September 30, 1996. The borrowing balance augments deposits to fund the loan growth principally in the commercial loan area when needed. This decrease was coupled with a decrease in the rate paid on borrowings from 6.19% to 5.62% during this period to reflect lower borrowing costs from $1.7 million for the three months ended September 30, 1995 to $1.2 million for the same period in 1996. A similar decrease in average balances and rates paid on borrowings lowered borrowing expense by $1.3 million for the nine-month period ended September 30, 1995 to September 30, 1996. The average balance of deposits increased from $958.4 million during the three months ended September 30, 1995 to $1,080.6 million during the same period in 1996. The increase in the average balance of deposits, despite the 13 basis point decrease in the average rate paid on such funds, resulted in an increase in interest paid on deposits from $11.1 million for the third quarter of 1995 to $12.1 million for the third quarter of 1996. Total interest expense increased from $37.4 million to $38.8 million for the nine-month periods ended September 30, 1995 and 1996, respectively. This increase was due primarily to the elevation in the Bank's average balance in deposits; the average increased from $948.4 million to $1,047.4 million. The average cost of deposits decreased from 4.59% to 4.48%.

Provision for Credit Losses
---------------------------

    The provision for credit losses increased from $1.4 million to $3.0 million for the quarters ended September 30, 1995 and September 30, 1996, respectively. The allowance for possible credit losses increased to $16.2 million as of September 30, 1996, compared to $14.1 million as of December 31, 1995. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

    Non-interest income increased from $1.6 million to $2.2 million for the three months ended September 30, 1995 to September 30, 1996, respectively. For the nine-month periods ended September 30, 1995 and September 30, 1996, non-interest income increased from $4.5 million to $6.4 million, respectively. This growth was primarily the result of growth in the credit card and consumer base which provided a 73.2% increase in these fees to $2.7 million for the nine months ended September 30, 1996. This growth was largely attributable to one significant retail customer. As of November 1, 1996, this customer will be dealing with another financial institution which will lower the Bank's non-interest income in future months. These credit card transactions will also correspondingly lower non-interest expense by a similar amount. The competition for large retail customers and the ability to service at a lower cost was the active force for the change to another servicer. Also contributing to the increase in non-interest income was a favorable financial market environment for security and annuity sales which prompted a rise in brokerage fee income from $0.2 million to $0.6 million for the nine-month periods ended September 30, 1995 and 1996, respectively. These factors have been consistent in providing increases in the non-interest income for both the three-month and nine-month periods ended September 30, 1996 compared with the same periods in 1995.

Gain On Sale of Securities
--------------------------

    Gain on sale of securities was $1.0 million for the third quarter of 1996 compared to $0.1 million for the same quarter of 1995. This was the result of sales of mortgage-backed securities made to reduce the interest rate sensitivity of the Bank's balance sheet. For the nine months ended September 30, 1996, gain on sale of investments was $1.3 million compared to a loss of $0.1 million for the nine months ended September 30, 1995.

Gain On Sale of Loans
---------------------

    The practice of the Bank has been to sell or securitize long-term, fixed-rate residential mortgage loans. As a result of this practice, the Bank securitized or sold $53.7 million of mortgage loans for the first nine months of 1996 as compared to having sold $32.5 million for the first nine months of 1995. Of the $57.6 million of residential mortgage loans originated in the first nine months of 1996, only $13.2 million were adjustable-rate loans. This led to increased sales of fixed-rate loans in 1996 as compared to 1995. For the first nine months of 1995, $31.8 million of the total residential mortgage loans of $69.5 million that were originated were adjustable-rate loans. Sales of residential mortgages in the first nine months of 1995 resulted in a loss of $189,000 for the quarter ended September 30, 1995 and $127,000 for the first nine months of 1995. During the third quarter of 1996, net gains of $20,000 were achieved. This was the combined activity of losses on residential mortgage sales of $30,000 and gains from recording originating mortgage servicing rights of $45,000 for the quarter. The balance was adjustments on mortgages available for sale that were marked to market and previously recorded mortgage servicing gains. For the nine months ended September 30, 1996, net losses of $55,000 were recorded. Losses on sales of mortgages amounted to $230,000, mark to market of loans available for sale accounted for an additional loss of $121,000, and adjustments of previously recorded mortgage servicing gains of $57,000. Offsetting these losses was a gain on sale of student loans of 1996 of $227,000 and the recording of originated mortgage servicing rights of $126,000.

Non-interest Expense
--------------------

    Non-interest expense increased from $6.7 million to $7.2 million for the quarters ended September 30, 1995 and 1996, respectively, and from $20.6 million to $21.2 million for the nine months ended September 30, 1995 and 1996, respectively. The major changes in components of non-interest expense included growth in the credit card merchant transaction base which resulted in additional fee income, but also additional non-interest expense associated with servicing the increased transactions and accounts. These interchange fee expenses increased from $0.4 million for the third quarter of 1995 to $0.7 million for the same quarter of 1996. The first nine months of 1996 showed $1.8 million of expense compared to $1.1 million for the same period of 1995. Adding to these expenses are increased expenses paid to service the consumer-based transactions. Offsetting the increase in credit card expenses was a decline in FDIC insurance expense. The third quarter of 1995 reflected a refund of $581,000 from the FDIC for previous insurance payments due to the recapitalization of the Bank Insurance Fund (BIF). In the third quarter of 1996, the recently enacted Deposit Insurance Funds Act called for a special assessment to capitalize the Savings Association Insurance Fund (SAIF). This assessment was based on deposits insured by the SAIF held by the Bank and amounted to $169,000.
Services for the
quarter ended September 30, 1995 were $400,000 increasing to $643,000 for the same quarter of 1996. Services were $1.4 million compared to $1.9 million for the nine months ended September 30, 1995 and 1996, respectively. This was due to the increased credit card activity and expense associated with it.

Income Taxes
------------

The income tax expense was $2.4 million and $2.6 million for the quarters ended September 30, 1995 and September 30, 1996, respectively. These taxes increased from $6.4 million to $7.2 million for the nine-month periods ended September 30, 1995 and September 30, 1996, respectively.

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

                                                   September 30,   December 31,
                                                           1996           1995
------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Commercial loans:
  Non-accrual loans                                     $ 9,867        $ 8,032
Consumer loans:
     Accruing loans 90 days overdue                         204             96
Residential real estate loans:
     Non-accrual loans                                    1,468          1,920
Commercial real estate loans:
     Non-accrual loans                                    2,951          2,764
------------------------------------------------------------------------------
       Total non-performing loans and
        accruing loans 90 days overdue                  $14,490        $12,812
Total non-performing loans to total gross loans            1.45%          1.38%
Total real estate acquired in settlement of
     loans at net realizable value                      $ 1,640        $ 2,468
Total non-performing loans and real estate
 acquired in settlement
    of loans at net realizable value to total assets       1.23%          1.23%
                                                                          ----

     Total non-performing loans and other real estate owned increased to $16.1 million, or 1.23% of total assets at September 30, 1996, compared to $15.3 million, or 1.23% of total assets at December 31, 1995.

     At December 31, 1995, 49 non-performing residential real estate loans totaled $1.9 million. At September 30, 1996, non-performing residential real estate loans totaled $1.5 million and included 35 loans.

     At December 31, 1995, non-performing commercial real estate loans totaled $2.8 million, and included 6 loans ranging in size from $62,000 to $1.6 million. At September 30, 1996, non-performing commercial real estate loans remained stable at $3.0 million and consisted of 8 loans ranging in size from $28,000 to $1.6 million.

     Non-performing commercial loans at December 31, 1995 totaled $8.0 million and included 35 individual loans ranging in size from $5,500 to $2.2 million. At September 30, 1996, non-performing commercial loans increased to $9.9 million and consisted of 50 individual loans ranging in size from $1,000 to $1.7 million.

     The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1995, the Company had $96,000 of loans greater than 90 days past due on which it was accruing interest, as compared to $204,000 at September 30, 1996. As of each date, the only such loans were consumer loans.

     At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $6,275,381 with a corresponding valuation allowance of $3,136,784. For the nine months ended September 30, 1996, the average recorded investment in impaired loans was approximately $9,604,624. The Bank recognized on a cash basis $2,728 of interest on impaired loans for the quarter ended September 30, 1996.

     At December 31, 1995, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $2.5 million, which consisted of 7 single-family residential properties with a book value totaling $400,000 and 12 local commercial real estate properties with a book value of $2.1 million. At September 30, 1996, ORE totaled $1.6 million, which consisted of 7 single-family residential properties totaling $400,000 and 10 local commercial real estate properties with a book value of $1.2 million. The largest reason for the decrease was the sale of a commercial real estate property which was carried in ORE at $0.7 million on December 31, 1995.

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

     The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                                1996         1995         1996         1995
------------------------------------------------------------------------------
                                           (Dollars in Thousands)
Average gross loans
 outstanding                  $988,753      $933,141    $958,930      $906,004
==============================================================================

Allowance at beginning of
 period                       $ 15,025      $ 13,083    $ 14,065      $ 13,354
==============================================================================
Charge-offs:
     Commercial loans            1,007           579       4,095         2,289
     Consumer loans                436           237       1,147           760
     Residential real
      estate loans                  50             0          79            57
     Commercial real
      estate loans                 697           614       1,148         1,640
------------------------------------------------------------------------------
       Total loan charge-offs    2,190         1,430       6,469         4,746
Recoveries:
     Commercial loans              108            61         301           266
     Consumer loans                151           106         384           256
     Residential real
      estate loans                   0             0           0            16
     Commercial real
      estate loans                  18            14         153            23
------------------------------------------------------------------------------
          Total recoveries         277           181         838           561
------------------------------------------------------------------------------
Net charge-offs                  1,913         1,249       5,631         4,185
------------------------------------------------------------------------------
Provision for credit losses
     charged to operating
      expenses                   3,048         1,431       7,726         4,096
------------------------------------------------------------------------------
Allowance at end of period    $ 16,160      $ 13,265    $ 16,160      $ 13,265
==============================================================================

Ratio of net charge-offs
 to:
     Average gross loans
      outstanding
      (annualized)                0.77%         0.54%       0.78%         0.62%
Ratio of allowance to:
     Non-performing loans       111.53%       102.99%     111.53%       102.99%
     Period-end loans
      outstanding                 1.62%         1.40%       1.62%         1.40%

During the third quarter of 1996, the Bank charged-off $2.2 million of loans compared to $1.4 million for the third quarter of 1995. Charge-offs on commercial loans increased from $0.6 million for the quarter ended September 30, 1995 to $1.0 million for the three months ended September 30, 1996. Charge-offs for the first nine months of 1996 were $6.5 million compared to $4.7 million for 1995. During the quarter, a $445,000 commercial loan and a $249,000 commercial loan to two different customers were charged off. These were the most significant charge-offs and accounted for approximately 69% of the charge-offs for the quarter ended September 30, 1996. Of the remaining $313,000, 7 other loans were either charged-off or partially written down. These two loans and significant writedowns in prior quarters of 1996 on an office building that amounted to $0.9 million accounted for the larger increase from nine months ended September 30, 1995 to the same period in 1996. No further write-downs were necessary on the office building loan in the third quarter. Even with these charge-offs, the Bank was still able to increase the ratio of allowance to period-end loans outstanding from 1.40% at September 30, 1995 to 1.62% at September 30, 1996. For the same periods, the ratio of allowance to non-performing loans increased from 102.99% to 111.53%. This allowance increase from $13.3 million at September 30, 1995 to $16.2 million at September 30, 1996 is consistent with the growth in the loan portfolio and management's' discerning review of and action toward non-performing loans. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses.

Sources of Funds
----------------

     Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The average balance of all interest-bearing liabilities increased from $1,051.8 million for the nine-month period ended September 30, 1995 to $1,131.2 million for the same period ended September 30, 1996, an increase of $79.4 million. Of the $79.4 million increase in this period, $58.6 million is attributable to increases in municipal deposits. In order to provide the Company with alternative funding sources, the Board of Directors authorized the Company to use up to $50.0 million of brokered deposits. The Company continued utilizing this authorization in the nine months of 1996 and held brokered deposits of $40.0 million at September 30, 1995 and 1996.

Liquidity and Capital Resources
-------------------------------

     A fundamental objective of the Company is to effectively manage its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

     The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans, bond maturities, and such other sources as long and short-term borrowings including institutional repurchase agreements, sales of investment securities, loans, and mortgage-backed securities. At September 30, 1996, the total of approved loan commitments amounted to $66.2 million. Scheduled maturities of borrowings during the next twelve months are $82.0 million. Savings certificates, which are scheduled to mature during the next twelve months, totalled $415.1 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At September 30, 1996, the Company had no long-term borrowings.

     At September 30, 1996, the Company's Tier I leverage ratio, as defined in guidelines, was 8.01%, which exceeds the current requirements for the Company. On September 30, 1996, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 11.19%.

     The Company's book value per common share increased from $18.70 at December 31, 1995 to $18.73 at September 30, 1996.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

     The stock of the Company is listed on The NASDAQ Stock Market National Market System under the symbol "BSBN". As of September 30, 1996, the Company had 1,557 shareholders of record and 5,602,425 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

                                                                                                                     Cash
                                                                                                    Price Range    Dividends
1995                                                                                                High    Low    Per Share
-----------------------------------------------------------------------------------------------------------------------------
First Quarter                                                                                     $19.83  $18.00      $0.15
Second Quarter                                                                                     20.67   18.00       0.15
Third Quarter                                                                                      21.33   20.00       0.15
Fourth Quarter                                                                                     26.00   20.67       0.20

1996
-----------------------------------------------------------------------------------------------------------------------------
First Quarter                                                                                     $26.50  $21.75      $0.20
Second Quarter                                                                                     26.75   25.25       0.22
Third Quarter                                                                                      26.25   24.75       0.22

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1 - Legal Proceedings
         -----------------
                  Not applicable


Item 2 - Change in Securities
         --------------------
                  Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
                  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  Not applicable.

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



                              BSB Bancorp, Inc.



Date:    November 14, 1996    By:   William H. Rincker
       ----------------------     ---------------------------------------
                                    WILLIAM H. RINCKER
                                    Chairman of the Board
                                      and Chief Executive Officer


Date:    November 14, 1996    By:   Edward R. Andrejko
       ----------------------    ----------------------------------------
                                    EDWARD R. ANDREJKO
                                    Senior Vice President and
                                      Chief Financial Officer