Form 10-K405
period 1996-12-31
BSB BANCORP INC
filed 1997-03-28
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                       OR

[_]            Transition Report Pursuant to Section 13 or 15(D)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to _______


                        Commission File Number: 0-17177

                               BSB BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                 Delaware                         16-1327860
       -------------------------------        -------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification NO.)

   58-68 Exchange Street Binghamton, New York       13902
   ------------------------------------------     ----------
     (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (607) 779-2492

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not applicable
          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock. ($0.01 par value per share)
                   -----------------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

As of March 5, 1997, the aggregate value of the 5,656,225 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 595,606 shares held by all affiliates of the Registrant, was approximately $151,818,570. This figure is based on the closing sales price of $30.00 per share of the Registrant's Common Stock on March 5, 1997. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 5, 1997 - 5,656,225

                      DOCUMENTS INCORPORATED BY REFERENCE
   List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
   (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.
   (2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 28, 1997 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

                               TABLE OF CONTENTS

                           FORM 10-K ANNUAL REPORT
                              FOR THE YEAR ENDED
                              DECEMBER 31, 1996
                               BSB BANCORP, INC.


                                                                        Page
PART 1                                                                  ----
   Item 1.     Business                                                   1
   Item 2.     Properties                                                19
   Item 3.     Legal Proceedings                                         20
   Item 4.     Submission of Matters to a Vote of
                 Security Holders                                        20

PART II
   Item 5.     Market for the Registrants Common Equity and
                 Related Stockholder Matters                             20
   Item 6.     Selected Financial Data                                   20
   Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           20
   Item 8.     Financial Statements and Supplementary Data               20
   Item 9.     Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure                  20

PART III
   Item 10.    Directors and Executive Officers of the Registrant        20
   Item 11.    Executive Compensation                                    20
   Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management                                   20
   Item 13.    Certain Relationships and Related Transactions            20

PART IV
   Item 14.    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                  21-23

PART I

ITEM 1. BUSINESS

GENERAL

BSB BANCORP, INC.

     BSB Bancorp, Inc. (the "Company") is the Delaware-chartered bank holding company for BSB Bank & Trust Company ("BSB Bank & Trust" or the "Bank"). Until 1995, the Bank was known as Binghamton Savings Bank. The Bank's new name reflects the change in charter from that of a savings bank to a commercial bank and trust company. The Company owns 100% of the issued and outstanding common stock, $1.00 par value, of the Bank, which is the primary asset of the Company. The business of the Company is the business of the Bank. The Company's and the Bank's principal executive offices are located at 58-68 Exchange Street, Binghamton, New York 13902, telephone (607)779-2492.

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

BSB BANK & TRUST COMPANY

     The Bank is headquartered in Binghamton, New York and conducts business in Broome, Tioga, Chenango, Onondaga, and Chemung Counties, and adjacent areas of New York State. BSB Bank & Trust serves its customers from thirteen full-service banking offices, and nine off-premise automatic teller machines (MachineTeller(R)) at the two largest hospitals in the area, at the Binghamton Regional Airport, Town Square Mall, Martin Marietta, Airport Corporate Center, and at Broome Community College. The Bank also serves its customers at twelve proprietary banking service locations (StoreTeller(R)) situated in a large area supermarket chain.

     The primary market area of the Bank is Broome, Tioga, Chenango, Onondaga, and Chemung Counties with a combined population of 880,433 according to the 1990 United States Census. The Bank is the leader in total deposits in Broome County. In the past decade, BSB Bank & Trust has changed from a traditional thrift institution to a diversified financial service organization providing a broad range of deposit and loan products to area businesses and consumers. In particular, the Bank has become a major provider of banking services to the business community, as well as offering banking services to school districts and cooperative education centers, cities, towns, villages, and numerous municipal agencies. It has also expanded all phases of consumer lending, including both direct and indirect automobile financing, and credit card lending. A full-service Trust Department was established in 1991.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

     BSB Bank & Trust's portfolio of net loans totaled $990.9 million at December 31, 1996, representing 72.69% of the Bank's total assets at that date. The Company originated adjustable-rate residential mortgage loans of $34.8 million in 1995 and $17.2 million in 1996, a decrease of 50.6%, while fixed-rate residential mortgage originations increased from $50.9 million in 1995 to $53.8 million in 1996. Consumer preference shifted from adjustable-rate to fixed-rate loans in 1996 due to a smaller differential in interest rates between the two loan types as compared to 1995. In addition to this change in customer preference in 1996, total residential originations declined from $85.7 million in 1995 to $71.0 million in 1996.

     The Company's policy of selling or securitizing fixed-rate residential mortgages to improve the liquidity of the portfolio and to build the servicing income portfolio resulted in sales of $47.9 million in 1995, with an additional $21.9 million of adjustable-rate residential mortgages securitized. In 1996, $59.7 million of fixed-rate residential mortgages were sold or securitized and an additional $15.7 million of adjustable-rate residential mortgages were securitized to aid in managing liquidity and collateral needs. Management remains committed to originating adjustable-rate residential loans and holding these loans, either in whole loan or securitized form, due to their attractive yield and responsiveness to rate changes over time. The average balance of fixed-rate residential mortgage loans decreased from $57.1 million in 1995 to $51.9 million in 1996, a reduction of 9.1%. The average balance of adjustable-rate residential mortgage loans decreased from $98.3 million in 1995 to $77.9 million in 1996, a decrease of 20.7%. The average balance of adjustable-rate commercial real estate loans increased from $130.6 million in 1995 to $130.8 million in 1996. The average balance of mortgages held for sale increased from $2.0 million in 1995 to $2.7 million in 1996.

     The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.

                                                                                                                 December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                    1996               1995                1994               1993       1992
                                       Amount    Percent    Amount  Percent     Amount  Percent    Amount  Percent     Amount

                                                                                                       (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
Commercial                        $   536,779     53.22%  $455,444   49.13%   $386,875   44.72%  $339,555   42.02%   $293,599
Consumer:
    Student                            1,569      0.16%      8,940    0.96%     12,404    1.43%    11,485    1.42%     13,434
    Personal                         179,832     17.83%    155,522   16.78%    151,415   17.50%   123,905   15.33%     87,796
    Savings account                      340      0.03%        423    0.04%        632    0.07%       781    0.10%      1,228
    Overdraft checking                   941      0.09%        836    0.09%        614    0.07%       623    0.08%        685
    Home equity                       24,278      2.41%     25,133    2.71%     26,233    3.03%    28,691    3.55%     28,463
    Debit card                           628      0.06%
    Credit card                        9,480      0.94%      9,692    1.05%      9,565    1.11%    10,771    1.33%      9,005
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------

        Total consumer loans         217,068     21.52%    200,546    21.63%   200,863   23.21%   176,256   21.81%    140,611
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------

Real estate
  Fixed-rate:
       Residential                    24,598      2.44%     37,071    4.00%     38,340    4.43%    54,948    6.80%     84,360
       FHA & VA                       13,390      1.33%     16,810    1.81%     20,309    2.35%    25,709    3.18%     32,119
       Commercial                      4,912      0.49%      3,011    0.33%      3,218    0.37%     3,348    0.41%      3,781
       Commercial FHA                    208      0.02%        214    0.02%        219    0.03%       224    0.03%        228
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------

           Total fixed-rate           43,108      4.28%     57,106    6.16%     62,086    7.18%    84,229   10.42%    120,488
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------

    Adjustable-rate:
        Residential                   73,648      7.30%     82,470    8.90%    81,200     9.39%    77,678    9.61%     86,289
        Commercial                   137,937     13.68%    131,450   14.18%   134,058    15.50%   130,383   16.14%    125,482
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------

            Total adjustable-rate    211,585     20.98%    213,920   23.08%   215,258    24.89%   208,061   25.75%    211,771
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------

            Total real estate        254,693     25.26%    271,026   29.24%   277,344    32.07%   292,290   36.17%    332,259
                                  ----------    -------   --------  -------  --------   -------  --------  -------   --------
                                  $1,008,540    100.00%   $927,016  100.00%  $865,082   100.00%  $808,101  100.00%   $766,469
                                  ==========    =======   ========  =======  ========   =======  ========  =======   ========

     The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less, and student loans in the interim status are reported as due beyond five years. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed and adjustable interest rates.

                                      Residential     Commercial    Commercial
                                      Real Estate    Real Estate      Business  Consumer
                                            Loans          Loans         Loans     Loans        Total
-----------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Amounts due:
     Within one year                      $  5,487      $ 25,175      $467,564  $ 84,165   $  582,391
     After one year through five years      21,901        70,069        65,360   108,340      265,670
     Beyond five years                      84,248        47,813         3,855    24,563      160,479
                                          --------      --------      --------  --------   ----------
      Total                               $111,636      $143,057      $536,779  $217,068   $1,008,540
                                          ========      ========      ========  ========   ==========

Amounts due after one year:
     Fixed                                $ 34,513      $  4,912      $ 69,215  $132,903   $  241,543
                                          ========      ========      ========  ========   ==========
     Adjustable                           $ 71,636      $112,970                           $  184,606
                                          ========      ========      ========  ========   ==========

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

     Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

Origination, Securitization and Sale of Loans

The following table shows the loans originated, securitized, sold, and repaid during the periods indicated.

                                                                 Years Ended December 31,
                                                             1996          1995        1994
-------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Gross loans receivable at beginning of period          $  928,296    $  866,864    $815,459
Mortgage loan originations:
   Conventional
      One- to four-family dwellings:
         Fixed-rate                                        52,445        50,881      62,144
         Adjustable-rate                                   17,165        34,829      14,467
      Commercial real estate                               23,745         9,992      15,465
      FHA/VA                                                1,385                       308
                                                       ----------    ----------    --------
           Total mortgage loans originated                 94,740        95,702      92,384
                                                       ----------    ----------    --------
Commercial loan originations                              159,834       122,490     143,292
Consumer loan originations:
   Student loans                                            3,535         4,755       5,927
   Personal loans                                         100,974        67,585      83,740
   Home improvement loans                                   1,610         1,382       1,654
   Savings account loans                                      168           232         381
   Overdraft checking                                       3,199         2,385       1,794
   Debit card                                               1,086
   Equity lines of credit                                   8,503         9,636       7,490
   Credit card                                             13,169        11,617      11,080
                                                       ----------    ----------    --------
      Total consumer loans originated                     132,244        97,592     112,066
                                                       ----------    ----------    --------
         Total loans originated                           386,818       315,784     347,742
                                                       ----------    ----------    --------
Commercial loan-credit advances                         1,116,506     1,111,224     663,497
Principal repayments                                    1,335,588     1,288,797     881,217
Loans securitized:
   FNMA-fixed                                              11,099                    17,194
   FNMA-adjustable                                         15,724        21,875           -
                                                       ----------    ----------    --------
    Total loans securitized                                26,823        21,875      17,194
                                                       ----------    ----------    --------
Loan sales:
   Student loans                                           10,491         6,968       3,623
   Fixed-rate residential mortgages                        48,611        47,936      57,800
                                                       ----------    ----------    --------
      Total loan sales                                     59,102        54,904      61,423
                                                       ----------    ----------    --------
         Net loan activity                                 81,811        61,432      51,405
                                                       ----------    ----------    --------
Gross loans receivable and loans held for sale at end
 of period                                              1,010,107       928,296     866,864
Loans held for sale                                        (1,567)       (1,280)     (1,782)
                                                       ----------    ----------    --------
Gross loans receivable at the end of the period         1,008,540       927,016     865,082
Allowance for possible credit losses                      (17,054)      (14,065)    (13,354)
Total net discounts and premiums                             (594)         (605)     (1,218)
                                                       ----------    ----------    --------
Net loans receivable at the end of period             $   990,892    $  912,346    $850,510
                                                       ==========    ==========    ========

RESIDENTIAL REAL ESTATE LENDING

     The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 1996, $111.6 million, or 11.1% of the Bank's total loan portfolio consisted of residential mortgage loans. In 1996 and 1995, residential mortgage loan originations amounted to $71.0 million and $85.7 million, respectively, which represented approximately 18.4% and 27.14%, respectively, of the Bank's total loan originations. Mortgage activity in recent years has resulted in a substantial increase in the Bank's serviced mortgage loan portfolio. The serviced mortgage loan portfolio, a source of non-interest income, increased from $311.3 million at December 31, 1995 to $351.3 million at December 31, 1996.

COMMERCIAL REAL ESTATE LENDING

     In 1996, the Bank continued to originate loans secured by income-producing commercial real estate, including multi-family (over four units) and commercial properties, such as apartment complexes, retail buildings, office buildings, and shopping centers. The Bank originated $23.7 million in commercial real estate loans in 1996 compared to $10.0 million in 1995 and $15.5 million in 1994. These amounts represented 6.14%, 3.16% and 4.45% of total loan originations during fiscal 1996, 1995 and 1994, respectively. At December 31, 1996, the Bank had $143.1 million of commercial real estate loans outstanding, representing approximately 14.2% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans, with rates adjusting every one, three, or five years, represent 96.4% of the total commercial real estate loan portfolio at December 31, 1996.

     The commercial real estate loans offered by the Bank are being underwritten with terms of up to 20 years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analyses of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 1996 was 9.05% and 8.88% in 1995. The largest single commercial real estate loan advanced during 1996 was $3.6 million.

COMMERCIAL LENDING

     The commercial loan portfolio has become a significant part of the Bank's asset base. As of December 31, 1996, commercial loans amounted to $536.8 million, or 53.22% of the Bank's total loans as compared with $455.4 million, or 49.13% as of December 31, 1995. Under New York law, the Bank generally may not lend to any one entity more than 15% of the bank's capital stock, surplus, and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus, and undivided profits, provided that at least the amount of such loan between 15% and 25% of the Bank's capital stock, surplus, and undivided profits is secured. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 1996, 15 loan relationships had outstanding loans and commitments exceeding 10% of shareholders' equity. Also at December 31, 1996, there were 2 loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity. Each of these relationships have a well diversified source of repayment with adequate collateral, and each of the loans were approved by the Board Loan Committee as an exception to policy. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

     At December 31, 1996, there were $232.5 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $194,344. Management continues to emphasize commercial loan originations, which amounted to $122.5 million, or 38.8% of total loans originated in 1995 compared to $159.8 million, or 41.3% of total loans originated in 1996.

     The commercial loan portfolio is diversified by industry, type, and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 80% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 9.63% in 1996 and 10.08% in 1995. The Bank's average Prime Rate was 8.27% in 1996 and 8.85% in 1995. Commercial loans are made on both a secured and unsecured basis, and include secured lines of credit. Although most have shorter terms, the maximum term of a non-real estate secured commercial loan is ten years. The largest single extension of credit at December 31, 1996 was in the amount of $13.5 million and, as of that date, there was $8.3 million outstanding on that credit. As of December 31, 1996, the Bank had 32 other borrowers with outstanding loans and commitments exceeding $2.5 million.

  In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll, and direct deposit to employees' accounts.

CONSUMER LENDING

  The Bank engages in a variety of consumer lending activities. As of December 31, 1996, a total of $217.1 million of consumer loans was outstanding as compared to $200.5 million and $200.9 million at December 31, 1995 and 1994, respectively. The total consumer loan portfolio at December 31, 1996 was made up of $1.6 million in student loans, $180.2 million in personal loans (which includes indirect loans and savings account loans), $0.9 million in unsecured revolving credit loans, $24.3 million in home equity loans, and $10.1 million in credit and debit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral, and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy, and by adverse economic conditions.

  Of the $180.2 million in personal loans outstanding at December 31, 1996, $35.6 million represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff and $144.2 million represented the indirect consumer loan portfolio originated through relationships with automobile, mobile home service companies, and other retail dealers. Of the indirect originations in 1996, $8.9 million or 11.02 % financed mobile homes, and $1.9 million or 2.38% financed recreational vehicles. Mobile home loans are originated through service companies and are supported by recourse agreements against significant reserve account balances. All personal loans originated for the Bank are advanced at fixed interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

  The Bank began offering indirect financing through local auto dealerships in early 1986. The lending and support staff and data processing system have since been enhanced as the portfolio has grown. Given the past performance of the indirect loan portfolio and the opportunities for geographic and product diversification provided by growth in the indirect portfolio, the Bank began during 1992 and 1993, to place greater emphasis on the origination of indirect consumer loans. In 1996, the Bank originated $80.4 million of indirect consumer loan contracts compared with $53.7 million of such consumer loans in 1995.

  The remainder of the indirect consumer originations experienced during 1996 were the direct result of the Bank's earlier efforts to expand the geographic markets served by its auto dealership base. In particular, during 1992, the Bank expanded its market for indirect consumer lending into the Central New York Region, including the Syracuse metropolitan area.

   Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years, and are generally secured by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. During the fourth quarter of 1994, the Bank began offering home equity lines of credit with a term of 30 years. As of December 31, 1996, there were total home equity lines of credit available of $43.6 million with an outstanding balance of $24.3 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

  In 1993, the Bank introduced an adjustable-rate MasterCard program to complement its fixed-rate Visa credit card program. As of December 31, 1996, there were total credit card lines available of $33.9 million with an outstanding balance of $9.5 million as compared to $32.0 million and $9.7 million, respectively, at December 31, 1995.

  The significant growth in consumer lending, with its short-term characteristics, contributed to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED ("ORE")

  The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue, and other real estate owned held by the Bank at the dates indicated:

                                                                          December 31,
                                           1996      1995     1994      1993      1992
                                        -------   -------   ------   -------   -------
                                                    (Dollars in Thousands)
Commercial loans:
  Non-accrual loans                     $ 6,130   $ 8,032   $4,449   $ 5,779   $ 8,370
Consumer loans:
  Accruing loans 90 days overdue            236        96      109       107        68
Residential real estate loans:
  Non-accrual loans                       1,556     1,920    1,037       694       603
Commercial real estate loans:
  Non-accrual loans                       4,295     2,764    2,286     4,081     3,275
                                        -------   -------   ------   -------   -------
    Total non-performing loans and
      accruing loans 90 days overdue    $12,217   $12,812   $7,881   $10,661   $12,316
                                        =======   =======   ======   =======   =======
Total non-performing loans to
  total loans                              1.21%     1.38%    0.91%     1.32%     1.61%
                                        =======   =======   ======   =======   =======
Total real estate acquired in
  settlement of loans at lower of
  cost or fair value                    $ 1,393   $ 2,468   $3,234   $   826   $ 1,006
                                        =======   =======   ======   =======   =======
Total non-performing loans and
  real estate acquired in
  settlement of loans at net
  realizable value to total assets         1.00%     1.23%    0.96%     1.05%     1.30%
                                        =======   =======   ======   =======   =======

  During, 1996, 1995, 1994, 1993, and 1992, approximately $808,000, $986,000,
$405,000, $843,000 and $823,000 of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

  During 1996, 1995, 1994, 1993, and 1992, $276,000, $241,000, $365,000,
$364,000 and $406,000 respectively, of interest income on non-accrual loans was recognized during the periods as loans were paid to a current status or paid in full.

  The Company has no troubled debt restructuring except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned declined to $13.6 million, or 1.00% of total assets at December 31, 1996, compared to $15.3 million, or 1.23% of total assets at December 31, 1995.

  At December 31, 1995, 49 non-performing residential real estate loans totaled $1.9 million. At December 31, 1996, non-performing residential real estate loans totaled $1.6 million and included 36 loans. Loan loss reserves have been established that are deemed adequate by management.

  At December 31, 1995, non-performing commercial real estate loans totaled $2.8 million, and included 6 loans ranging in size from $62,000 to $1.6 million. At December 31, 1996, non-performing commercial real estate loans increased to $4.3 million and consisted of 8 loans ranging in size from $62,000 to $1.8 million; 6 loans were put in a nonaccrual status during 1996, the largest being a retail shopping complex for $1.8 million.

  Non-performing commercial loans at December 31, 1995 totaled $8.0 million and included 35 individual loans ranging in size from $5,500 to $2.2 million. At December 31, 1996, non-performing commercial loans decreased to $6.1 million and consisted of 41 individual loans ranging in size from $600 to $1.6 million. These loans and all other non-performing loans have been internally risk-rated and loan loss reserves established that are deemed adequate by management.

  The adoption of SFAS No. 114 as of January 1, 1995 did not have a material effect on the Bank's assessment of the estimated loss on the loans deemed impaired. The Bank's non-accrual loans decreased from $12.8 million at December 31, 1995 to $12.2 million at December 31, 1996. At the same time, the total risk-rated loans have reflected a significant decrease over the same period. Both the decrease in the non-accrual loans and the decrease in the overall risk-rated loans have been incorporated in the Bank's overall allowance and provision for possible credit losses. The recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $8.5 million and $11.6 million with a valuation allowance aggregating $3.2 million and $3.8 million for 1996 and 1995, respectively.

  At December 31, 1995, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $2.5 million, which consisted of 7 single-family residential properties with a book value totaling $400,000 and 12 local commercial real estate properties with a book value totaling $2.1 million. At December 31, 1996, ORE totaled $1.4 million and consisted of 12 single-family residential properties with a book value totaling $712,000 and 7 local commercial real estate properties with a book value totaling $682,000.

  During 1996, 10 single-family residential properties with a book value of $611,000 were sold. From 1995, 1 single-family residential property remained in the ORE portfolio, and this property had a book value of $31,000. During 1996, 15 single-family residential properties with a book value of $1.1 million were added to the ORE portfolio.

  During 1996, 10 local commercial real estate property with a book value of $1.4 million were sold, and 16 local commercial real estate properties with a book value of $967,000 were charged off. During 1996, 5 local commercial real estate properties with a book value totaling $321,000 were added to the portfolio. Due to declining commercial real estate values, 3 local commercial real estate ORE properties were reduced by $286,000 and charged to other real estate expenses. All real estate carried in the Company's ORE portfolio are supported by recent independent appraisals.

  ALLOWANCE FOR POSSIBLE CREDIT LOSSES. Management reviews the adequacy of the allowance at least quarterly. Prior to 1995, the allowance was assessed by applying projected loss ratios to the risk-ratings (i.e. "classification") of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various "classifications" and concentrations of loans, transfer risks, and other pertinent factors.

  During 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for possible credit losses during the periods indicated. Management considers the allowance for possible credit losses (reserves) of $17.1 million at December 31, 1996 adequate to cover potential credit losses.

                                                                      Years Ended December 31,
                                              1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
                                                         (Dollars in Thousands)
 Average total loans outstanding          $970,060   $914,988   $828,739   $796,696   $747,736
                                          ========   ========   ========   ========   ========

Allowance at beginning of period          $ 14,065   $ 13,354   $ 12,756   $ 11,764   $  9,782

Charge-offs:
    Commercial loans                         5,800      3,944      3,104      3,197      3,277
    Consumer loans                           1,714      1,123        850        707      1,207
    Residential real estate loans              116         81         54         66         92
    Commercial real estate loans             1,184      2,185        306        109        118
                                          --------   --------   --------   --------   --------
        Total loans charged-off              8,814      7,333      4,314      4,079      4,694
Recoveries:
    Commercial loans                         1,114        311        830        356        308
    Consumer loans                             550        358        344        311        318
    Residential real estate loans               12         18                    57
    Commercial real estate loans               156         24         21         93         19
                                          --------   --------   --------   --------   --------
        Total recoveries                     1,832        711      1,195        817        645
                                          --------   --------   --------   --------   --------
Net charge-offs                              6,982      6,622      3,119      3,262      4,049
                                          --------   --------   --------   --------   --------
Provision for credit losses charged to
    operating expenses                       9,971      7,333      3,717      4,254      6,031
                                          --------   --------   --------   --------   --------
 Allowance at end of period               $ 17,054   $ 14,065   $ 13,354   $ 12,756   $ 11,764
                                          ========   ========   ========   ========   ========
Ratio of net charge-offs to:
    Average total loans outstanding           0.72%      0.72%      0.38%      0.41%      0.54%
Ratio of allowance to:
    Non-performing loans                    139.59%    109.78%    169.45%    119.65%     95.52%
    Year-end total loans outstanding          1.69%      1.52%      1.54%      1.58%      1.53%

  The provision for credit losses was $10.0 million in 1996 and $7.3 million in 1995. The allowance for possible credit losses increased to $17.1 million, or 1.69% of total loans at December 31, 1996, from $14.1 million, or 1.52% at year-end 1995 to reflect the continued growth in the commercial and consumer loan portfolios relative to other loan assets and letters of credit. Net charge-offs in 1996 amounted to $7.0 million, or 0.72% of average total loans outstanding, compared with $6.6 million, or 0.72% in 1995. Non-performing loans at December 31, 1996 were $12.2 million, or 1.21% of total loans outstanding, down from $12.8 million, or 1.38% at December 31, 1995.

  The following table indicates the allowance for possible credit losses by the following categories of loans for the following periods:

                                                                                     Years Ended December 31,
                    1996               1995               1994               1993               1992
                 -----------------  -----------------  -----------------  -----------------  ----------------
                  Amount    % (1)    Amount   % (1)     Amount    % (1)    Amount   % (1)     Amount    % (1)
                 -------   ------   -------   ------   -------   ------   -------   ------   -------   ------
                                                                                        (Dollars in Thousands)
Real Estate:
 Commercial      $ 2,915    14.18%  $ 1,700    14.53%  $ 1,460    15.89%  $ 1,385    16.58%  $ 1,305    16.90%
 Residential         175    11.07       175    14.71       175    16.17       175    19.59       175    26.45
Commercial        12,584    53.23    10,890    49.13    10,419    44.72     9,946    42.02     9,094    38.30
Consumer           1,380    21.52     1,300    21.63     1,300    23.22     1,250    21.81     1,190    18.35
                 -------   ------   -------   ------   -------   ------   -------   ------   -------   ------
                 $17,054   100.00%  $14,065   100.00%  $13,354   100.00%  $12,756   100.00%  $11,764   100.00%
                 =======   ======   =======   ======   =======   ======   =======   ======   =======   ======

(1)  Percent of loans in each category to total loans at the dates indicated.

INVESTMENT ACTIVITIES

  As of December 31, 1996, the Bank's investment securities portfolio of $287.7 million constituted 21.1 % of its total assets. Such securities consist primarily of United States Government agency securities, mortgage-backed securities, collateralized mortgage obligations ("CMO"), and obligations of state and local governments.

  Collateralized mortgage obligations consist of pools of mortgages divided into classes (or "tranches"). Principal amortization and prepayments directed in a predetermined order, as received, into each class until it is paid off. The vast majority of CMOs purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC")and the Federal National Mortgage Association ("FMNA"). The Bank owns and occasionally buys private issuer CMOs. The Bank purchases mostly senior tranches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. All CMOs purchased by the Bank must pass a test to determine that they are not "high risk securities", as defined by the Federal Financial Institutions Examining Council ("FFIEC"), prior to purchase.

   The Bank also purchases and sells mortgage participation certificates that consist primarily of certificates issued by the Federal National Mortgage Association ("FNMA") and the FHLMC. The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 1996, the Bank's gross mortgage-backed securities portfolio of $159.3 million included $108.8 million of CMOs, $1.5 million in GNMA securities, and $49.0 million in participation certificates.

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

  The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated. (Also, see Note 2 of the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders):

                                                                                        December 31,
                                           ---------------------------------------------------------
                                                  1996          1995       1994       1993      1992
                                           -----------      --------   --------   --------  --------
                                                                              (Dollars in Thousands)

Collateralized mortgage obligations        $   108,780      $ 85,344   $ 84,351   $ 72,865  $ 53,509
GNMA securities                                  1,495         1,886      2,512      3,105     3,957
Participation certificates                      48,989        56,469     63,049     79,533    94,509
                                           -----------      --------   --------   --------  --------
                                               159,264       143,699    149,912    155,503   151,975
                                           -----------      --------   --------   --------  --------
Net (discounts) and premiums                        47          (383)      (159)       861       320
Unrealized appreciation (depreciation)            (523)          662     (6,576)     3,208
                                           -----------      --------   --------   --------  --------
                                           $   158,788 (1)  $143,978   $143,177   $159,572  $152,295
                                           ===========      ========   ========   ========  ========

(1) The book value of mortgage-backed securities at December 31, 1996 include approximately $105.4 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

The following table shows the Bank's activity in mortgage-backed securities during the years indicated:

                                                                                                   December 31,
                                                                          -------------------------------------
                                                                                1996        1995           1994
                                                                          ----------   ---------   ------------
                                                                                  (Dollars in Thousands)

 Mortgage-backed securities at beginning of year (gross)                    $143,699    $149,912       $155,503
  Purchases:
     Collateralized mortgage obligations                                      78,900      22,296         52,194
     Participation certificates                                                1,100                     28,553
                                                                            --------    --------       --------
      Total purchases                                                         80,000      22,296         80,747
                                                                            --------    --------       --------
  Securitizations:
     Participation certificates                                               26,823      21,875         17,194
                                                                            --------    --------       --------
  Sales:
     Collateralized mortgage obligations                                      39,974       6,513         16,010
     Participation certificates                                               26,837      21,027         39,432
                                                                            --------    --------       --------
      Total sales                                                             66,811      27,540         55,442
                                                                            --------    --------       --------
  Principal repayments:
     GNMA securities                                                             391         626            593
     Collateralized mortgage obligations                                      15,490      14,790         24,698
     Participation certificates                                                8,566       7,428         22,799
                                                                            --------    --------       --------
      Total principal repayments                                              24,447      22,844         48,090
                                                                            --------    --------       --------
      Net change in principal                                                 15,565      (6,213)        (5,591)
                                                                            --------    --------       --------

Mortgage-backed securities at end of year (gross)                            159,264     143,699        149,912
                                                                            --------    --------       --------
     Net (discounts) and premiums                                                 47        (383)          (159)
     Unrealized appreciation (depreciation)                                     (523)        662         (6,576)
                                                                            --------    --------       --------
       Net mortgage-backed securities at end of year                        $158,788    $143,978       $143,177
                                                                            ========    ========       ========

   The following table sets forth the Bank's investment portfolio at carrying value at the dates indicated:

                                                                                                 December 31,
-------------------------------------------------------------------------------------------------------------
                                                                              1996        1995           1994
                                                                          --------    --------       --------
(Dollars in Thousands)
Bond investments:
  U.S. Government obligations                                             $ 91,014    $ 60,567       $ 48,841
  Municipal obligations                                                     18,959       9,312          7,832
  Corporate obligations                                                      2,594      18,727         21,428
                                                                          --------    --------       --------
    Total bond investments                                                 112,567      88,606         78,101
                                                                          --------    --------       --------
Stock investments:
  Marketable equity securities                                                   3           3              3
  Preferred sinking fund stocks                                              2,591       3,680          6,359
  Other securities                                                          14,698      11,197          5,165
                                                                          --------    --------       --------
    Total stock investments                                                 17,292      14,880         11,527
                                                                          --------    --------       --------
  Total investment securities at book value                                129,859     103,486         89,628
                                                                          --------    --------       --------
Unrealized appreciation (depreciation)                                        (981)       (372)        (2,942)
                                                                          --------    --------       --------
 Total investment securities                                              $128,878    $103,114       $ 86,686
                                                                          ========    ========       ========

  The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 1996. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.

                                                                 Through Ten     Maturing After Five Years
                             After One Year Through Five Years      Years            After Ten Years
                             ---------------------------------------------------------------------------------
                                  In one            Fixed         Variable         Fixed          Variable
                                   Year            Interest
                                 or less
                               Amount    Rate   Amount   Rate   Amount  Rate   Amount   Rate    Amount   Rate
                             ----------  -----  -------  -----  ------  -----  -------  -----  --------  -----
                                                                   (In Thousands)

Investment securities
 U.S. Treasury and U.S.
   government agencies
   and corporations             $   800  7.35%  $45,626  6.15%  $1,076  4.66%  $34,113  6.47%       --- $  ---%
 Obligations of states and
   political subdivisions        13,897  3.98     2,439  5.38      ---   ---       793  6.92        ---    ---
Corporate bonds:
 Domestic                           ---   ---     2,268  5.43      ---   ---       ---   ---        ---    ---
Corporate stocks                    ---   ---       ---   ---      ---   ---       ---   ---        ---    ---
Other securities                    ---   ---       ---   ---      ---   ---       ---   ---        ---    ---
                             ----------  ----   -------  ----   ------  ----   -------  ----   --------    ---
 Total net investments
   and other securities         $14,697  4.16%  $50,333  6.08%  $1,076  4.66%  $34,906  6.48%       --- $  ---%
                             ==========  ====   =======  ====   ======  ====   =======  ====   ========    ===

                                                                              Total
                               ----------------------------------------------------------
                                   Fixed                Variable

                               Amount   Rate      Amount        Rate      Amount    Rate
                               -------  -----  -------------  ---------  ---------  -----
                                                     (In Thousands)
Investment securities
 U.S. Treasury and U.S.
   government agencies
   and corporations            $ 9,399  8.84%            ---  $    ---%   $ 91,014  6.54%
 Obligations of states and
   political subdivisions        1,830  7.41             ---       ---      18,959  4.61
Corporate bonds:
 Domestic                          326  7.50             ---       ---       2,594  5.69
Corporate stocks                 2,594  5.27             ---       ---       2,594  5.27
Other securities                14,698  3.71             ---       ---      14,698  3.71
                               -------  ----   -------------  --------    --------  ----
 Total net investments
   and other securities        $28,847  5.80%              -  $    ---%   $129,859  5.90%
                               =======  ====   =============  ========    ========  ====

DEPOSITS

  At December 31, 1996, the Bank had $1,118.1 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, term accounts and pension accounts for both individuals and small businesses. Of these deposit instruments, $614.7 million, or 55.0% of all deposits consisted of term accounts, $249.3 million, or 22.3% consisted of money market deposit accounts, $135.7 million, or 12.1% consisted of passbook and statement savings accounts, $61.3 million, or 5.49% consisted of NOW accounts and $57.0 million, or 5.1% consisted of commercial checking accounts.

  A large portion of the increase in deposits from $1,006.5 million at December 31, 1995 to $1,118.1 million at December 31, 1996 was attributable to the growth of municipal deposits from $31.4 million at December 31, 1995 to $116.9 million at December 31, 1996. This continues to be a productive source of funds for the Bank since the conversion to a commercial bank charter which allows acceptance of these deposits.

  The Bank generally does not actively solicit or advertise for deposits outside of its primary market area. However, beginning in 1993, the Bank began accepting brokered deposits. At December 31, 1996, the brokered deposits totaled $40.0 million with original maturities of two to five years. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

  Since 1979, the Bank has offered state-of-the-art electronic delivery systems. Since such date, the Bank's ATM network (MachineTeller(R)) and point-of-sale network (StoreTeller(R)) have processed over 16.6 million transactions for the Bank's depositors. During the 1980s, the Bank derived an increasing amount of its deposits from short-term accounts (money market and certificates of deposit of two years or less in maturity) rather than longer maturity, fixed-rate, fixed-term certificates that previously were the Bank's primary source of deposits prior to 1978.

  Deposit accounts in the Bank are insured to the maximum permissible amounts by the BIF, as administered by the FDIC. Accordingly, the Bank is subject to rules, regulations and examinations of the FDIC.

  The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:


                                                                                                      December 31,
                          ----------------------------------------------------------------------------------------
                                                 1996                  1995                      1994
                          ----------------------------------------------------------------------------------------
                                                Average                            Average                Average
                                               Interest                           Interest               Interest
                            Amount       %       Rate       Amount       %     Rate    Amount      %       Rate
                          ----------------------------------------------------------------------------------------
Passbook and statement    $  132,732   11.87%      3.00%  $  139,203   13.83%  3.00%  $163,505   16.98%      3.00%
NOW accounts                  61,326    5.49       1.53       59,740    5.93   1.54     58,943    6.12       1.54
Money market deposit
 accounts                    249,322   22.30       4.43      223,357   22.19   4.57    212,302   22.05       4.84
Commercial checking
 accounts                     57,007    5.10                  45,496    4.52           45,507     4.73
One to two year
 certificates (1)            161,528   14.45       5.29      188,867   18.77   5.78    160,317   16.65       5.44
Two to three year
 certificates (1)            125,342   11.21       6.04      102,787   10.21   6.07    117,423   12.20       6.02
Other certificates (1)       327,873   29.32       5.47      242,914   24.14   5.89    200,730   20.85       5.38
Escrow                         2,922    0.26       2.00        4,101    0.41   2.00      4,053    0.42       2.00
                          ----------  ------       ----   ----------  ------   ----   --------  ------       ----
    Total deposits at
   end of period          $1,118,052  100.00%      4.48%  $1,006,465  100.00%  4.65%  $962,780  100.00%      4.40%
                          ==========  ======       ====   ==========  ======   ====   ========  ======       ====

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

  The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 1995 and December 31, 1996, which mature during the periods indicated:


                                                                                                       Amounts at December 31, 1996
                                                     ------------------------------------------------------------------------------
                                                                                    Maturing Within
                                                             December 31,          One          Two        Three
                                                        1995         1996         Year        Years        Years       Thereafter
                                                     ----------  ------------  ----------  -----------  ------------  -------------
                                                                                 (Dollars in Thousands)
Certificate accounts:
 2% to 3.99%                                           $  1,620      $  1,284    $  1,247     $     17      $    16     $        4
 4% to 5.99%                                            375,337       516,355     398,406       69,830       40,633          7,486
 6% to 7.99%                                            154,078        94,607      41,144       17,473       19,167         16,823
 8% to 9.99%                                              1,774         1,708         398          197          208            905
 10% to 11.99%                                            1,759           789                      458          160            171
                                                       --------      --------    --------     --------      -------     ----------
    Total certificate accounts                         $534,568      $614,743    $441,195     $ 87,975      $60,184     $   25,389
                                                       ========      ========    ========     ========      =======     ==========

   The following table sets forth deposit activity for the periods indicated:

                                                                                                          Years Ended December 31,
                                                                                                1996         1995           1994
                                                                                            --------      -------     ----------
(Dollars in Thousands)
Net increase (decrease) before
  interest credited                                                                         $ 64,263      $  (570)    $   33,402 (1)
Interest credited                                                                             47,324       44,255         35,085
                                                                                            --------      -------     ----------
Net deposit increase (decrease)                                                             $111,587      $43,685     $   68,487
                                                                                            ========      =======     ==========

(1) Includes approximately $40.0 million of deposits acquired from Columbia Banking FSA in 1994.

  The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.

                                                              Years Ended December 31,
                                                            1996         1995        1994
                                                         -----------  -----------  ---------
                                                               (Dollars in Thousands)
Deposits at beginning of period                          $1,006,465   $  962,780   $894,293
Increase (decrease) in:
    Passbook accounts                                        (6,471)     (24,302)     2,317
    NOW accounts                                              1,586          797       (412)
    Money market deposit accounts                            25,965       11,055     57,999
    Commercial checking accounts                             11,511          (11)     1,511
    One to two year certificates                            (27,339)      28,550     32,623
    Two to three year certificates                           22,555      (14,636)   (29,225)
    Other certificates                                       84,959       42,184      4,064
                                                             (1,179)          48       (390)
                                                         ----------   ----------   --------
Net increase (decrease) in deposits during the period       111,587       43,685     68,487
                                                         ----------   ----------   --------
Deposits at end of period                                $1,118,052   $1,006,465   $962,780
                                                         ==========   ==========   ========

The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 1996, which mature during the periods indicated:

                             Amounts at December 31, 1996
                 ----------------------------------------------------
                                   Maturing Within
                                          Over     Over
                                          Three   Six to
                 December 31,   Three    to Six   Twelve
                     1996       Months   Months   Months   Thereafter
                 ------------  --------  -------  -------  ----------
                                (Dollars in Thousands)
2% to 3.99%          $    100            $   100
4% to 5.99%           173,742  $138,321   17,864  $10,573     $ 6,984
6% to 7.99%            10,124              1,730    3,817       4,577
10% to 11.99%             122                                     122
                     --------  --------  -------  -------  ----------
 Total               $184,088  $138,321  $19,694  $14,390     $11,683
                     ========  ========  =======  =======  ==========

BORROWINGS

  The Bank has available a number of borrowing sources of funds. The Bank's principal borrowings are the Municipal Option Put Securities ("MOPS") program, securities sold under repurchase agreements, and advances from the FHLBNY. See
Note 9 of Notes to Consolidated Financial Statements included in the 1996 Annual Report to Shareholders.

The following table sets forth the borrowings of the Bank's as of the dates indicated:

                                                                       1996     1995     1994
                                                                     --------  -------  -------
Short-term borrowings:
 Municipal option put securities                                     $  1,999  $ 2,199  $ 2,228
 Federal Home Loan Bank advances                                      113,000   95,150   75,000
 Current portion of long-term advance from Federal Home Loan Bank                1,600      200
 Securities sold under repurchase agreements                            5,503
                                                                     --------  -------  -------
                                                                      120,502   98,949   77,428
Long-term borrowings:
 Long-term advance from Federal Home Loan
   Bank bearing interest at rates from 7.8% to 7.9%                                       1,600
                                                                     --------  -------  -------
                                                                     $120,502  $98,949  $79,028
                                                                     ========  =======  =======

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:

                                            1996       1995       1994
                                          ---------  ---------  ---------
Outstanding balance at end of year        $120,502   $ 98,949   $ 77,428
Average interest rate                         6.44%      5.88%      6.14%
Maximum outstanding at any month end      $127,656   $126,098   $102,818
Average amount outstanding during year    $ 91,605   $103,520   $ 82,890
Average interest rate during year             5.62%      5.91%      4.46%
                                          --------   --------   --------

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

  The Bank provides full trust services to individuals, corporations, and non-profit organizations including executor of estates, trustee under wills, and living trust agreements, custodian services, investment management services, and acts as trustee of qualified retirement plans. At December 31, 1996, the Bank managed $194.9 million in trust assets.

INVESTMENT IN SUBSIDIARIES

  At December 31, 1996, the Bank is the only direct subsidiary of the Company. BSB Bank & Trust has an investment, at cost, in three wholly owned subsidiaries aggregating $297,000 at December 31, 1996. B-Save Corporation was incorporated in 1982 for the purpose of engaging in a real estate development joint venture.

  BSB Credit was incorporated in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

  The Bank has formed a new wholly owned subsidiary, BSB Financial Services, Inc. During 1996, this Company became the focal point for marketing brokerage services. Plans are currently under way to add new financial services to the Bank's product mix to better serve the non-traditional banking customer.

PERSONNEL

  As of December 31, 1996, the Company, on a consolidated basis, had 318 full-time and 95 part-time employees. The employees are not represented by any collective bargaining unit, and BSB Bank & Trust considers its relationship with its employees to be good.

COMPETITION

  BSB Bank & Trust faces significant competition in attracting deposits and loans. Its most direct competition for deposits has historically come from commercial banks, thrift institutions, and credit unions located in its market area. BSB Bank & Trust also faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. BSB Bank & Trust competes for deposits principally by offering depositors a wide variety of deposit programs, convenient branch locations and banking hours, tax-deferred retirement programs, and other services. BSB Bank & Trust also utilizes newspaper, radio, television, and other media to advertise its deposit and loan services. BSB Bank & Trust does not rely upon any individual group or entity for a material portion of its deposits.

  BSB Bank & Trust's competition for loans comes principally from thrift institutions, credit unions, mortgage banking companies, and commercial banks. BSB Bank & Trust competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides consumers and commercial borrowers, real estate brokers, automobile dealers, builders, and regional mortgage correspondent originators. The Bank also relies on the residential mortgage origination efforts of BSB Mortgage Corporation, a wholly owned subsidiary. Factors which affect competition include the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, and volatility in the lending markets.

  The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes the acquisition of banks in any state by bank holding companies, subject to compliance with federal and state antitrust laws.

REGULATION

GENERAL

   The Company, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. The Bank, as a New York-chartered bank and trust company, is subject to regulation, supervision, and examination by the FDIC as its primary federal regulator and by the Superintendent as its state regulator. The Bank also is subject to regulation, supervision, and examination as to certain matters by the Federal Reserve Board.

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

   As a bank holding company, the Company is required to maintain qualifying capital, half of which must be leverage or Tier 1 capital, equal to 8% of its risk-weighted assets and off-balance sheet items. In 1990, the Federal Reserve Board amended its capital regulation to establish a new minimum leverage ratio of 3% Tier 1 capital to total assets for the highest rated bank holding companies with an additional cushion of approximately 100 to 200 basis points for all other bank holding companies. At December 31, 1996, the Company's Tier 1 or leverage capital-to-assets ratio, as defined in the risk-based capital regulation equaled 10.09% of adjusted total assets or $107.4 million, which exceeds the current minimum requirements for the Company by $64.9 million. At December 31, 1996, its total capital to risk-weighted assets ratio, calculated under the Federal Reserve Board risk-based capital requirement, was 11.35%. As an FDIC insured institution, the Bank is required to maintain specified levels of minimum capital, including: (i) core or Tier 1 capital in an amount not less than 3% of total assets (plus an additional cushion of at least 100 to 200 basis points for all but the most highly rated banks) and (ii) "risk-based" Capital (one-half of which must be core capital) not less than 8% of risk-weighted assets. At December 31, 1996, the Bank met the requirements for a "well-capitalized" institution. At December 31, 1996, the Bank had a ratio of Tier 1 or core capital to total average assets of 8.36%, which exceeded the 4% minimum by $68.8 million. At December 31, 1996, the Bank's ratio of total capital to total risk-weighted assets was approximately 11.35%, which exceeded the 8% minimum by $35.6 million and its ratio of Tier 1 capital to total risk-weighted assets was approximately 10.09%, which exceeded the 4% minimum by $64.9 million.


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

   NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. At December 31, 1996, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

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

DELAWARE STATE TAXATION

   The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the State of Delaware "shall pay an annual tax . . . by way of license" for its corporate franchise. See Del. Code. Ann. Tit. 8, (S) 501. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method, which is called the "authorized shares method," is based on the authorized number of shares of capital stock and is calculated according to the following formula: where the authorized capital stock does not exceed 3,000 shares, $30; where the authorized capital stock exceeds 3,000 shares but is not more than 5,000 shares, $35; where the authorized capital stock exceeds 5,000 shares but is not more than 10,000 shares, $70; and the further sum of $35 on each 10,000 shares or part thereof.

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

ITEM 2. PROPERTIES

   The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiary. BSB Bank & Trust conducts its business from its executive office and thirteen full-service offices located in Broome, Tioga, Chenango, Onondaga, and Chemung counties in the southern tier of Upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 1996:

                                                              Lease           Net Book
                                                      Owned   Expiration      Value at
                                                      or      Including   December 31,
Office                    Location                    Leased  Options             1996
--------------------------------------------------------------------------------------
                                                                        (In Thousands)
Main Office               56-68 Exchange St.          Owned   N/A               $  902
                          Binghamton
Annex                     58 Exchange St.             Owned   N/A                1,172
                          Binghamton
99 Hawley St.             99 Hawley St.               Owned   N/A                  397
                          Binghamton
92 Hawley St.             92 Hawley St.               Leased     2/28/99             0
                          Binghamton
Endwell Office            540 Hooper Rd., Endwell     Owned   N/A                  325
Vestal Plaza Office       Vestal Plaza, Vestal        Leased    11/09/11           144
Tioga County Office       Fifth Ave., Owego           Leased     3/08/13            54
Oakdale Mall Office       Reynolds Rd.                Leased     7/31/15            54
                          Johnson City
Norwich Office            North Plaza, Norwich        Leased     7/21/15            41
Northgate Plaza Office    1250 Front St., Binghamton  Leased     4/30/17            81
                          Binghamton
West Side Office          273 Main St., Binghamton    Leased    10/31/12            39
                          Binghamton
Endicott Office           43 Washington Ave.          Owned   N/A                  901
                          Endicott
Eastside Office           160 Robinson St.            Leased     8/01/21           539
                          Binghamton
Elmira Office             352 North Main St. Elmira   Owned   N/A                  448
Elmira Heights            2075 Upper Lake Rd.         Leased     8/26/09            61
 Office                   Elmira Heights
Syracuse Office           100 Clinton Square          Leased    10/31/01             1
                          Syracuse
BSB Mortgage Corp.        Valley Plaza Johnson City   Leased     4/30/99             3

  BSB Bank & Trust also operates 23 ATMs (MachineTeller(R)), the most extensive system in its market area, which provides 24-hour banking services, and the Bank operates 12 proprietary bank service locations (StoreTeller(R)) situated in a large area supermarket chain. BSB Bank & Trust issued approximately 50,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

ITEM 3.    LEGAL PROCEEDINGS
           There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not Applicable.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS
           The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which is included herein as
           Exhibit 13 ("Annual Report").

ITEM 6.    SELECTED FINANCIAL DATA
           The information required herein is incorporated by reference from the table captioned "Selected Financial and Other Data" on page 14 of the Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
           The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 to 31 of the Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           The financial statements and supplementary data required is incorporated by reference from pages 32 to 50 of the Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE
           Not Applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           The information required herein is incorporated by reference from pages 2 to 8 of the Company's definitive Proxy Statement filed with the SEC on March 21, 1997 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

                    Consolidated Statements of Condition at December 31, 1996 and 1995

                    Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1996

                    Consolidated Statements of Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1996

                    Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1996

                    Notes to Consolidated Financial Statements

                    Independent Auditor's Report

            (a)(2) There are no financial statement schedules which are required to be filed as part of this form since they are not applicable.

            (a)(3)  See (c) below for all exhibits filed herewith and the
                    Exhibit Index.

            (b)     Reports on Form 8-K.  N/A

            (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

                                 Exhibit Table
      No.     Exhibit
      --      -------

      3.1 Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the "Company") for the Quarter Ended March 31, 1996).

      3.2 Form of Certificate of Designation (incorporated by reference from Exhibit A to the Rights Agreement, Exhibit 1 to the Company's Current Report on Form 8-K, filed with the SEC on June 1, 1989).

      3.3 Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994).

      4.1 Specimen stock certificate (incorporated by reference from Exhibit 4 to the Company's R egistration Statement on Form S-4, filed with the SEC on March 2, 1988).

      4.2     Rights Agreement, dated as of May 22, 1989, between the
              Company and Chase Lincoln First Bank, N.A. (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, filed with the SEC on June 1, 1989).

      4.3 Amendment No. 1 to Rights Agreement, entered into January 29, 1996, by and between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed with the SEC on February 6, 1996).

      10.1 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders).

      10.2 Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholder s).

      10.3 Change of Control Severance Agreement, entered into as of January 22, 1996, by and between the Company, BSB Bank & Trust Company (the "Bank") and Arthur C. Smith (incorporated by reference to
              Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

      10.4 Employment Contract, entered into as of November 2, 1990, by and between the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992).

      10.5 Amendment to Employment Contract, entered into as of December 29, 1995, by and among Alex S. DePersis, the Company and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

      10.6 Amendment to Employment Contract, entered into as of December 30, 1996, by and among the Company, the Bank and Alex S. DePersis.

      10.7 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Edward R. Andrejko (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1990).

      10.8 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Edward R. Andrejko (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

      10.9 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Larry G. Denniston (incorporated by reference to Schedule 10.3 to Exhibit
              10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1990).

      10.10 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Larry G. Denniston (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

      10.11 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Douglas R. Johnson (incorporated by reference to Schedule 10.3 to Exhibit
              10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1990).

      10.12 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended December 31,1995).

      10.13 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Fielding Simmons III (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1990).

      10.14 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Fielding Simmons III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

      10.15 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Glenn R. Small (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1990).

      10.16 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Glenn R. Small (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

    13        Annual Report to Shareholders for the Year Ended December 31, 1996

    21        List of the Company's Subsidiaries

    23        Consent of Independent Public Accountants

    27        Financial Data Schedule

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

BSB BANCORP, INC.
----------------
(Registrant)

 By:/s/  William H. Rincker                          Date: March 28, 1997
    -------------------------                              --------------
        William H. Rincker
        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ William H. Rincker
   ---------------------------
       William H. Rincker                                  Date: March 28, 1997
                                                                 --------------
       Chairman and Chief Executive Officer

By:/s/ Edward R. Andrejko
   ---------------------------
       Edward R. Andrejko                                  Date: March 28, 1997
       Senior Vice President and Chief Financial                 --------------
       Officer (Principal Accounting Officer)

By:/s/ Ferris G. Akel
   ---------------------------
       Ferris G. Akel                                      Date: March 28, 1997
       Director                                                  --------------

By:/s/ Robert W. Allen
   ---------------------------
       Robert W. Allen                                     Date: March 28, 1997
       Director                                                  --------------

By:/s/ William C. Craine
   ---------------------------
       William C. Craine                                   Date: March 28, 1997
       Director                                                  --------------

By:/s/ Alex S. DePersis
   ---------------------------
       Alex S. DePersis                                    Date: March 28, 1997
       Director                                                  --------------

By:/s/ Helen A. Gamble
   ---------------------------
       Helen A. Gamble                                     Date: March 28, 1997
       Director                                                  --------------

By:/s/ Thomas F. Kelly
   ---------------------------
       Thomas F. Kelly , Ph.D.                             Date: March 28, 1997
       Director                                                  --------------

By:/s/ Herbert R. Levine
   ---------------------------
       Herbert R. Levine                                   Date: March 28, 1997
       Director                                                  --------------

By:/s/ David A. Niermeyer
   ---------------------------
       David A. Niermeyer                                  Date: March 28, 1997
       Director                                                  --------------


By:/s/ Mark T. O'Neil, Jr.
   ---------------------------
       Mark T. O'Neil, Jr.                                 Date: March 28, 1997
       Director                                                  --------------

By:/s/ John V. Sponyoe
   ---------------------------
       John V. Sponyoe                                     Date: March 28, 1997
       Director                                                  --------------

By:/s/ Thomas L. Thorn
   ---------------------------
       Thomas L. Thorn                                     Date: March 28, 1997
       Director                                                  --------------

                                 Exhibit Index
                                 -------------

No.        Exhibit
---        -------

3.1 Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the "Company") for the Quarter Ended March 31, 1996).

3.2 Form of Certificate of Designation (incorporated by reference from Exhibit A to the Rights Agreement, Exhibit 1 to the Company's Current Report on Form 8-K, filed with the SEC on June 1, 1989).

3.3 Bylaws (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994).

4.1 Specimen stock certificate (incorporated by reference from Exhibit 4 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

4.2 Rights Agreement, dated as of May 22, 1989, between the Company and Chase Lincoln First Bank, N.A. (incorporated by reference to Exhibit 1 to the Company's C urrent Report on Form 8-K, filed with the SEC on June 1, 1989).

4.3 Amendment No. 1 to Rights Agreement, entered into January 29, 1996, by and between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed with the SEC on February 6, 1996).

10.1 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.2 Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.3 Change of Control Severance Agreement, entered into as of January 22, 1996, by and between the Company, BSB Bank & Trust Company (the "Bank") and Arthur C. Smith (incorporated by reference to Exhibit
           10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.4 Employment Contract, entered into as of November 2, 1990, by and between the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992).

10.5 Amendment to Employment Contract, entered into as of December 29, 1995, by and among Alex S. DePersis, the Company and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.6 Amendment to Employment Contract, entered into as of December 30, 1996, by and among the Company, the Bank and Alex S. DePersis.

10.7 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Edward R. Andrejko (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1990).

10.8 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Edward R. Andrejko (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.9 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Larry G. Denniston (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
         1990).

10.10 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Larry G. Denniston (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.11 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Douglas R. Johnson (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
         1990).

10.12 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.13 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Fielding Simmons III (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
         1990).

10.14 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Fielding Simmons III (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.15 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Glenn R. Small (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
         1990).

10.16 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Glenn R. Small (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

13       Annual Report to Shareholders for the Year Ended December 31, 1996

21       List of the Company's Subsidiaries

23       Consent of Independent Public Accountants

27       Financial Data Schedule

                                 EXHIBIT 10.6

                       AMENDMENT TO EMPLOYMENT CONTRACT

     This Amendment Number Two to Employment Contract ("Amendment") is entered into as of December 30, 1996, by and among BSB BANCORP, INC. (the
"Corporation"), a Delaware corporation, its wholly-owned subsidiary BSB BANK & TRUST COMPANY, as successor to Binghamton Savings Bank ("Employer"), and ALEX S. DEPERSIS, ("Executive").

                                  WITNESSETH:

     WHEREAS, the Corporation, Employer and Executive have heretofore entered into an Employment Contract (the "Employment Contract"), dated as of November 2, 1990; and

     WHEREAS, the parties desire to amend the Agreement; and

     WHEREAS, on November 25, 1996, the Board of Directors of the Corporation and the Bank (collectively, the "Employers") elected the Executive to the positions of President and Chief Executive Officer of the Employers, to become effective January 1, 1997; and

     WHEREAS, the parties desire to amend the Employment Contract to provide for a change in the Termination Provisions of the Employment Contract;

     NOW, THEREFORE, the Employers and the Executive hereby agree that the Employment Contract shall be amended as follows:

        1. Section 12(ii)(a) of the Agreement, is amended to read as follows:

     (a) On or before the Executive's last day of employment with the Employers, the Employers shall pay to the Executive as compensation for services rendered to the Employers, a lump sum cash amount (subject to any applicable payroll or other taxes required to be withheld) equal to two and one-half (2 1/2) times the highest annual compensation paid to the Executive by the Employers for any of the three calendar years ending with the year of the Executive's termination, provided that, at the option of the Executive, the cash amount required to be paid hereby shall be paid by the Employers in equal monthly installments over the thirty (30) months succeeding the Date of Termination, payable on the first day of each such month. For purposes of this paragraph 12(ii)(a), highest annual compensation shall consist of only Executive's base salary and any performance incentive plan award, provided that, if no performance incentive plan award has been granted since the Change of Control, then, for the purposes of calculating the payments required by this paragraph 12(ii), it shall be assumed that the Executive earned a performance incentive plan award in each of the three calendar years ending with the year of the Executive's termination equal to the average of the performance incentive plan awards earned for each of the three fiscal years preceding the Change of Control.

        2. In all other respects, the Agreement shall continue in full force and effect.

     IN WITNESS WHEREOF, Executive has hereunto set his hand, and the Corporation and Employer have caused this Amendment to be executed in their names and on their behalves, all as of the day and year first above written.

                                            BSB BANCORP, INC.


ATTEST:  /s/ Larry G. Denniston             By: /s/ William H. Rincker
         ----------------------                 ----------------------
             (Secretary)                            William H. Rincker
                                                    Chairman and CEO


                                            BSB BANK & TRUST COMPANY


ATTEST: /s/ Larry G. Denniston              By: /s/ William H. Rincker
        ----------------------                  ----------------------
            (Secretary)                             William H. Rincker
                                                    Chairman and CEO


                                            EXECUTIVE

                                                /s/ Alex S. DePersis
                                                ----------------------
                                                    Alex S.  DePersis

                                  EXHIBIT 13

                                  EXHIBIT 21



                           BSB BANK & TRUST COMPANY

                                  EXHIBIT 23



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




                           ------------------------



We consent to the incorporation by reference in the registration statement of BSB Bancorp, Inc. on Form S-8 (File No. 33-24714) of our report dated January 24, 1997, on our audits of the consolidated financial statements of BSB Bancorp, Inc. as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995, 1994, which report is included in the Annual Report on Form 10-K.



COOPERS & LYBRAND L.L.P.
Syracuse, N.Y.
March 28, 1997

                      BSB BANCORP, INC. COMPANY PROFILE

   BSB Bancorp, Inc., a Delaware corporation, is the bank holding company for BSB Bank & Trust. BSB Bancorp, Inc. had 5,609,299 shares of common stock outstanding at December 31, 1996. The stock is traded over-the-counter and is listed on The Nasdaq Stock Market National Market System under the symbol BSBN. BSB Bancorp, Inc., is subject to regulation by the Federal Reserve Board. BSB Bank & Trust is the only direct subsidiary of BSB Bancorp, Inc.

   Incorporated as a state-chartered mutual savings bank in 1867, BSB Bank & Trust was converted to a state-chartered stock savings bank in 1985, and in 1995 completed a charter change to that of a state-chartered commercial bank. It is headquartered in Binghamton, New York and conducts business in Broome, Tioga, Chenango, Onondaga, and Chemung Counties, and adjacent areas in New York State.

    BSB Bank & Trust is a diversified financial services institution providing a broad range of deposit and loan products to area businesses and consumers. In particular, BSB Bank & Trust has become a major provider of banking services to the business community, as well as offering banking services to school districts and cooperative education centers, cities, towns, villages, and numerous municipal agencies.

   Deposits at BSB Bank & Trust are insured by the Federal Deposit Insurance Corporation. The Bank is subject to supervision and regulation by the Federal Deposit Insurance Corporation and the Banking Department of the State of New York. BSB Bank & Trust is also a member of the Federal Home Loan Bank System.

ANNUAL REPORT
BSB BANCORP, INC.
FINANCIAL HIGHLIGHTS
(Dollars in Thousands - Except Per Share Amounts)

                                        Years Ended December 31,
                                              1996          1995  Percent Change
                  --------------------------------------------------------------
PERFORMANCE       Net interest income     $   53,781  $   48,613           10.6%
                  Non-interest income          8,140       6,672           22.0
                  Net income                  15,204      12,594           20.7
                  Return on average assets      1.19%       1.06%          12.3
                  Return on average equity     13.49%      10.89%          23.9
                  --------------------------------------------------------------
SELECTED          Interest rate spread          4.22%       4.02%           5.0
FINANCIAL DATA    Interest rate margin          4.46        4.30            3.7
                  Dividend payout ratio        34.58       32.25            7.2
                  Efficiency ratio             45.29       49.27           (8.1)
                  --------------------------------------------------------------
PER SHARE         Earnings                $     2.57  $     1.98           29.8
                  Book value                   19.38       18.70            3.6
                  Dividends declared            0.89        0.65           36.9
                  --------------------------------------------------------------
FINANCIAL         Total assets            $1,363,120  $1,239,036           10.0
CONDITION DATA    Total loans              1,008,540     927,016            8.8
(at December 31)  Total deposits           1,118,052   1,006,465           11.1
                  Shareholders' equity       108,729     116,774           (6.9)
                  Allowance for possible
                   credit losses              17,054      14,065           21.3
                  Non-performing assets       13,610      15,280          (10.9)
                  --------------------------------------------------------------
OFF-BALANCE       Mortgage loan servicing $   351,296 $  311,309           12.8
SHEET             Trust assets                194,901    159,942           21.9
(at December 31)

It seems most appropriate to begin my message by acknowledging the contributions of William H. Rincker to our Company. Bill retired on January 1, 1997, completing 41 years of outstanding service as an employee of BSB. During Bill's tenure as Chief Executive Officer, BSB completed a major transition, evolving from a mutual savings bank with assets of approximately $700 million into a diversified, publicly-owned commercial bank and holding company with assets of more than $1.3 billion. We,_as shareholders, have been prime beneficiaries of this success. As adjusted for stock dividends and splits, the trading price of the Company's common stock has increased approximately 600% from the initial public offering in 1985 to year-end 1996. Also, since 1987, we have paid quarterly cash dividends without interruption. Bill's vision and leadership were key factors_in this success, and he has BSB well positioned for further growth and development.

   On a personal note, I would like to thank Bill for his friendship and wise counsel. We have worked closely together to pave the way for a transition in management that is seamless and effective. I look forward to Bill's continued involvement on the Boards of Directors of BSB Bancorp, Inc. and BSB Bank & Trust Co.

   At its April meeting, the Board of Directors announced the retirement of John
J. Consey, who served as a Director of BSB Bancorp, Inc. since its formation in 1988. John served as a director of BSB Bank & Trust for 11 years, as well. He retired as Executive Vice President of the Company and the Bank in April 1994. John's dedication and service have been of great value to the Board of Directors, and we salute him as he takes his place among our Directors Emeriti.

   As to the year just past, we are very pleased with our record earnings performance and with our success in generating asset growth. In 1996, net income increased to $15.2 million, an increase of 20.7% over 1995 results. Earnings per share increased 29.8%, rising to $2.57 per share in 1996, compared to $1.98 in 1995. This improvement was driven by growth in assets of 10.0% and that growth was funded primarily by deposit growth of 11.1%. At the same time, operating costs were effectively controlled so as to limit expense increases to 3.0%. The return on average equity increased substantially in 1996, rising from 10.89% in 1995 to 13.49% in 1996; while the return on average assets in 1996 was 1.19% and 1.06% in 1995.

   As a result of this solid financial performance, the Company raised its dividend twice in 1996. Cash dividends paid for the year rose to $5.3 million, compared to $4.1 million in 1995, an increase of 29.4%. The average number of shares outstanding for 1996 was 5,909,467, compared to 6,360,664 for 1995, reflecting the success of the Company's stock repurchase program.

   We are particularly pleased this favorable performance was achieved at the same time that we strengthened our Balance Sheet. As part of our ongoing efforts to improve internal credit risk management, we increased the Bank's loan loss reserves by 21.3%. This increase recognizes both the substantial growth in our loan portfolios and establishes a reserve position relative to loan assets which is comparable to our peer banks. We also improved our risk structure by significantly expanding the geographical diversification of our loan asset portfolios. In December 1996, we opened a new banking office in downtown Syracuse, a move that creates significant opportunities to better serve existing customer relationships and to accelerate future business development there. Our expansion into the Elmira area has continued to proceed very smoothly, and we have realized solid increases in market share across the entire spectrum of banking services. Elsewhere, we are continuing to build relationships with third party loan originators, giving BSB an increased presence in other upstate New York markets, such as Ithaca and Rochester.

   In 1996, we expanded our base of delivery_systems, offering our customers additional MachineTeller ATM services by increasing the number of nontraditional locations and opening a number of drive-through ATMs. We have improved our BSB TelephoneTeller banking service and enhanced the BSB Cash Manager, our PC-based cash management service for business banking customers. In the spring of 1997, we will introduce BSB BankITSM, offering personal interactive banking services_via personal computer and BSB PayITSM, an electronic method for consumers to pay their bills.

   Not only do technological advances allow us to present a more convenient array of banking options to our customers, they also create opportunities to improve our already strong operating efficiency. We will continue to concentrate on realizing_even greater cost efficiencies, wherever possible, without compromising our commitment to customer value and service.

   As always, the key to achieving success lies in the hands of our well-trained and dedicated employees. Their professional development remains at the heart of our operating philosophy. It is essential to ensure that we keep pace with the rapid technological product and service changes that continue to impact our industry. At the same time, we are committed to providing challenging and rewarding career opportunities for our staff.

   BSB remains committed to the communities we serve. Not only is community involvement good citizenship, but we also believe it is good business. We will continue to be an active participant in existing markets as we seek meaningful opportunities for involvement in new markets.

   Following our achievements of 1996, we look forward to 1997 with great enthusiasm. We foresee continued growth in our loan portfolios and in our retail deposit base, leading to further improvement in net interest income.

   At the same time, we seek to enhance net fee income through growth in mortgage, credit card, trust and financial services operations.

   On behalf of our Board of Directors, officers and staff, we thank you for your continued support.

   ALEX S. DEPERSIS

   President and Chief Executive Officer

   As a community-based bank, BSB Bank & Trust believes its advantage in the marketplace is its ability to develop, market and deliver value-added lending products to consumers and businesses for all of their financing needs. This is done through the branch system, commercial loan officers, and third party loan originators, such as mortgage bankers and auto dealers.

   BSB has long been a leader in residential mortgage lending in its primary market area and has in recent years developed a wide ranging network of loan sources throughout the Southern Tier and Central New York to supplement in-house originations. The goal continues to be to offer the consumer a full array of mortgage products which can be originated in an efficient and profitable manner. BSB generally sells all fixed-rate loans in the secondary market and retains variable-rate loans to minimize interest rate risk, while building a loan servicing portfolio which generates an increasing level of servicing fee income. We believe this approach to the highly competitive residential mortgage business will result in more consistent profitability from this segment of the Bank's loan portfolio. This past year proved successful_in this regard, with an increase in loan servicing income of nearly 10.0%, despite a decline in residential mortgage originations.

   The Bank is deeply committed to meeting the housing financing needs of all segments of the population and strives to maintain a delivery system which reaches all income, ethnic, and racial groups. The Bank has been recognized again in 1996 for outstanding performance in this area by both regulatory authorities and community organizations.

   Success in the consumer lending arena, with all of its varied products and multiple options for delivery to the customer, has been a key for BSB during its transition to a full-service commercial bank. The Bank has sought to develop a complete menu of financing choices for the consumer. They are now available directly through the expanding branch system as well as through our relationships_with consumer product vendors,_such as auto, boat, and mobile home dealers. Consumers now have choices of personal, home improvement, home equity, credit card and overdraft protection direct from our branches. These loans, together with those originated through our relationships with product vendors, resulted in record volume in 1996. The positive attributes of these assets for the Company include relatively stable yields despite market interest-rate fluctuations, rapid amortization periods, and rates that are attractive to our customers. Despite concerns nationally, consumer loan delinquency and loss levels for BSB continue to be very favorable. Further benefits, including customer loyalty and profitability, evolve directly from expanding the number of Bank products sold to each customer.

   A reliable banking relationship is also extremely important to the multitude of business owners who have become BSB commercial customers. We have worked diligently to secure and retain each of these ties, and the satisfaction that these entrepreneurs feel has made them the most important referral source of new business for the commercial loan and commercial real estate areas of the Bank.

   Our experienced and professional team of loan officers is well regarded throughout the communities which we serve. Expanding from a leadership position in our traditional market, BSB established a new business banking office in downtown Syracuse in December of 1996. This fully staffed branch will serve the needs of our growing customer base in Onondaga County. A meaningful portion of commercial loan originations in the past year were from this market, which serves to provide further geographic diversification of the Company's loan mix. BSB will strive to bring the kind of value-added relationship banking to this market which has made us successful elsewhere.

   The Bank experienced significant increases in both loan originations and outstanding loans in 1996, as well as further expansion and refinement of related products and services. These include new business checking products, expanded international banking services, and more sophisticated electronic banking capabilities. The commercial loan portfolio has the important attribute of being very sensitive to changes in interest rate levels, while still producing yields above those available on many other asset types. Management believes it can provide responsiveness to loan requests from businesses for funding of working capital, equipment, and real estate needs on a basis that is profitable to the Company, while at the same time being perceived as value-added by the customer.

   Retail banking has changed significantly in recent years and the rate of change is accelerating. BSB Bank & Trust has been part of this exciting process and has worked hard to meet its customers expectations for up-to-date products, services and delivery options. This has been no easy task as today's bank customers have very diverse needs. What suits one perfectly may be totally inappropriate for another. BSB's philosophy has been to provide customers with a full array of banking choices and to let them select the service delivery method that makes the most sense for them.

BSB's five county network of thirteen full-service banking offices remains the heart of its retail delivery system. It has enabled the Bank to become what it is today and will continue to provide the direct customer contact that is so important in building multiple, long-term relationships. However, branch offices are not necessarily the Main Office clones they once were. Today's branch must reflect the preferences of the customers who use it. The location and size of the facility, hours of service, services offered and electronic banking options are just some of the variables that must be considered. The Bank's mid-year addition of a Public Accommodation Office in Endicott was a good example of meeting customers' needs for quick, convenient drive-up banking service.

   In addition to conveniently located branch offices, BSB has also sought to provide banking services in places frequented by its customers. Since 1979, StoreTeller service in all Giant Markets has allowed Bank customers to take care of their basic banking transactions while grocery shopping. The Bank's extensive ATM network with twenty-three MachineTeller units lets customers receive cash at BSB branches, UHS Hospitals, Broome Regional Airport, Broome Community College, large area employers and retail establishments. Most locations also accept deposits and payments and are available 24 hours a day, 7 days a week. Since the Bank is a member of regional as well as national networks, BSB's MachineTeller service also attracts many customers from other financial institutions. Both StoreTeller and MachineTeller services will be enhanced and expanded in 1997.

   Delivery options that give customers remote access to their accounts offer the ultimate in time and locational convenience. During 1996, BSB's Customer Service Center representatives handled a record number of customer calls while maintaining their reputation for service and sales excellence. In early 1997, BSB's popular TelephoneTeller Service, which provides account and interest rate information and funds transfer options, will be enhanced with a telephone bill payer service. Using_a touch-tone telephone, customers will be able to satisfy nearly all of their financial obligations without writing a check or mailing an envelope. At the same time, the Bank will be introducing a home-based PC banking service. Customers will be able to access their accounts and pay bills with a state-of-the-art system that is compatible_with major personal money management software. The Bank introduced its internet home page at www.bsbbank.com late in 1996. Together, internet access and PC banking will give customers unprecedented access to information on the Bank and their banking relationship.

   As a community-based and community-minded financial institution, BSB Bank & Trust is in an excellent position to recognize customer needs and respond quickly. No matter what direction retail banking takes in the future, BSB customers can be assured that the Bank will continue to meet their needs with the right combination of technical sophistication and personal service.

   BSB Financial Services, Inc. was formed in 1996 to provide an expanded selection of financial products to our customers. This Bank subsidiary concentrates on providing comprehensive, personal financial planning_and a broad array of investment and insurance products. The Company is also positioned to take advantage of ongoing changes in banking regulations which will allow us to further add to our product and service lines.

   The Company provides brokerage and insurance services through INVEST Financial Corporation. Professional registered representatives offer financial planning, mutual funds, individual stocks and bonds, as well as annuity and other insurance products.

   To date, the performance of BSB Financial Services, Inc. has been impressive. Non-interest income earned in 1996 increased 99.4% over 1995 results. Sales and redemptions of securities and mutual funds accounted for 48.8% of BSB Financial Services' overall revenue, while annuity and insurance revenues accounted for 51.2%.

   Our Municipal Services Department was established in August 1995, coinciding with the Bank's conversion to a state-chartered commercial bank. It has become an important component of the Bank's community banking mission and, through its success in deposit generation, has become a significant factor in providing funding sources to support our earning asset growth.

   The Department provides banking services to school districts and cooperative education centers, cities, towns, villages and numerous special municipal agencies, such as fire districts. Our municipal bankers offer these customers a range of deposit services, including cash management services, and the Bank is an active participant in municipal lending.

   Growth of deposits and municipal loans has exceeded our expectations. Total deposits grew by 272.2% in 1996 and stood at $116.9 million at December 31, 1996 versus $31.4 million at year-end 1995. The total number of municipal deposit accounts increased from 54 to 158 over the same period. Municipal loans outstanding increased by 103.6% in 1996.

   We are committed to this market segment and will strive to build on our existing reputation for responsiveness and expertise within the marketplace.

   We weren't the only ones to notice the leadership role BSB plays in commercial lending. Or for that matter, to acknowledge the kind of people who are responsible for our success. The New York Business Development Corporation (NYBDC) has named Glenn Small, Executive Vice President-Senior Credit Officer, "Banker of the Year" for 1996.

A privately owned financial organization established by the New York State Legislature and funded by some 150 banks around the state, NYBDC provides long-term financing for small businesses that are not eligible for standard bank loans. The "Banker of the Year" award was created to honor the banker whom the organization considers to be a genuine advocate of its lending programs.

   "Glenn Small has been instrumental in the growth of our loan portfolio in the Southern Tier," said Robert W. Lazar, NYBDC President and Chief Executive Officer. "His understanding of our programs and support of our efforts has made it possible for us to provide financing to many more businesses in the region."

   Our Trust Department provides full trust services to individuals, corporations and non-profit organizations. These services include estate administration, trustee under wills and living trust agreements, custody, and investment management services.

   Assets under management reached record levels, totaling $194.9 million in 1996, an increase of 21.9%. The prospects for future growth of trust services are supported by BSB's expanded geographical markets, as well as referrals from our own customer base.

   Customers tell us they appreciate dealing with experienced trust officers who are accessible on a daily basis. And we know that providing this level of service can only result in future growth and greater opportunities.

BSB BANCORP, INC.
SELECTED FINANCIAL AND OTHER DATA
(Dollars in Thousands-Except Per Share Amounts)

                                                                                        DECEMBER 31,

                                                               1996          1995           1994          1993           1992
            -----------------------------------------------------------------------------------------------------------------
FINANCIAL   Total assets                                $ 1,363,120   $ 1,239,036    $ 1,161,901   $ 1,093,436    $ 1,021,908
CONDITION   Net loans                                       990,892       912,346        850,510       794,089        753,445
DATA        Investment securities                           287,665       247,092        229,863       236,860        209,278
            Deposits                                      1,118,052     1,006,465        962,780       894,293        822,115
            Borrowings                                      120,502        98,949         79,028        79,563         99,479
            Shareholders' equity                            108,729       116,774        106,870       109,186         95,629
            Allowance for possible credit losses             17,054        14,065         13,354        12,756         11,764

                                                                             Years Ended December 31,
                                                               1996          1995           1994          1993           1992
            -----------------------------------------------------------------------------------------------------------------
OPERATIONS  Total interest income                       $  106,252    $    99,034    $    84,924    $   80,854    $    84,004
DATA        Total interest expense                          52,471         50,421         39,201        35,261         43,785
            -----------------------------------------------------------------------------------------------------------------
            Net interest income                             53,781         48,613         45,723        45,593         40,219
            Provision for credit losses                      9,971          7,333          3,717         5,580          6,970
            -----------------------------------------------------------------------------------------------------------------
            Net interest income after
                provision for credit losses                 43,810         41,280         42,006        40,013         33,249
            Gains (losses) on sale of secur                  1,208             97            355         1,421            (74)
            Gains (losses) on sale of mortg                    (34)           (41)          (952)          129            897
            Non-interest income                              8,140          6,672          5,501         4,465          3,842
            Non-interest expense                            28,045         27,239         25,752        23,952         21,579
            -----------------------------------------------------------------------------------------------------------------
            Income before income taxes                      25,079         20,769         21,158        22,076         16,335
            Income tax expense                               9,875          8,175          8,287         8,680          6,126
            -----------------------------------------------------------------------------------------------------------------
            Net income                                  $   15,204    $    12,594    $    12,871    $   13,396    $    10,209
            =================================================================================================================

                                                                             Years Ended December 31,
                                                               1996          1995           1994          1993           1992
            -----------------------------------------------------------------------------------------------------------------
SELECTED    Weighted average yield of all
FINANCIAL     interest-earning assets                          8.80%         8.77%          7.98%         8.01%          8.63%
AND OTHER   Weighted average cost of all
DATA          interest-bearing liabilities                     4.58          4.75           3.94          3.75           4.79
            Interest rate spread during the period             4.22          4.02           4.04          4.26           3.84
            Interest rate margin during the period             4.46          4.30           4.30          4.52           4.13
            Return on average assets                           1.19          1.06           1.15          1.27           1.01
            Return on average equity                          13.49         10.89          11.59         13.14          11.21
            Average equity to average assets                   8.83          9.71           9.94          9.70           9.01
            Dividend payout ratio                             34.58         32.25          26.93         21.61          20.98
            Efficiency ratio                                  45.29         49.27          50.27         47.85          48.98
            Book value per share                          $   19.38      $  18.70      $   16.60     $   16.45      $   14.55
            Earnings per share                            $    2.57      $   1.98      $    1.95     $    2.03      $    1.57

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL REVIEW
--------------------------------------------------------------------------------
BSB Bancorp, Inc. (the "Company") is the bank holding company of BSB Bank & Trust Company, Binghamton, New York (the "Bank"). The Bank, a New York-chartered stock commercial bank and trust company, operates 13 branches in Broome, Tioga, Chenango, Onondaga, and Chemung Counties of New York State. The Bank is in the business of providing a wide variety of loan and deposit products to its commercial and consumer customers. In addition, the Bank provides mortgage banking, trust, municipal, and other related services. Unless otherwise specified, references to the Company are intended also to include the activities of the Bank.

   In 1996, the Company attained record net income of $15.2 million, or $2.57 per share, as compared to 1995 net income of $12.6 million, or $1.98 per share. The return on average assets increased from 1.06% in 1995 to 1.19% in 1996. The return on average equity also increased from 10.89% in 1995 to 13.49% in 1996, an increase of 23.9%.

  Net interest income increased 10.6% in 1996 to $53.8 million from $48.6 million in 1995. The interest rate margin increased from 4.30% in 1995 to 4.46% in 1996. Non-interest income increased from $6.7 million in 1995 to $8.1 million in 1996, an increase of 22.0%. Net gains and losses on the sale of securities and loans produced a gain of $1.2 million in 1996, compared to a gain of $56,000 in 1995. The provision for credit losses increased from $7.3 million in 1995 to $10.0 million in 1996. Net charge-offs increased from $6.6 million in 1995 to $7.0 million in 1996. Non-interest expense increased 3.0% from $27.2 million in 1995 to $28.0 million in 1996. The Company's ratio of operating expenses to average assets decreased from 2.29% in 1995 to 2.20% in 1996.

   Total assets increased from $1.2 billion to $1.4 billion. Total loans increased 8.8% from $927.0 million at December 31, 1995 to $1.0 billion at December 31, 1996. This growth was due primarily to the Company's ability to originate real estate, consumer, and commercial loans in its lending market. The Company's management strategy is designed to accommodate earning asset growth while controlling overall risk to the institution. Both liquidity and interest rate sensitivity are constantly monitored. The Company's loan originations were $315.8 million in 1995 and $386.8 million in 1996. Loan sales and securitizations increased from $76.8 million in 1995 to $85.9 million in 1996. The allowance for possible credit losses (reserves) increased from $14.1 million at December 31, 1995 to $17.1 million at December 31, 1996, an increase of 21.3%. Deposits increased 11.1% from $1,006.5 million in 1995 to $1,118.1 million in 1996. During this period, municipal deposits grew substantially from $31.4 million to $116.9 million. Borrowings increased from $98.9 million in 1995 to $120.5 million in 1996, an increase of 21.8%. Shareholders' equity decreased 6.9% from $116.8 million in 1995 to $108.7 million in 1996. During 1996, the Company purchased 707,600 shares of its stock in the open market for $17.9 million and increased its cash dividend twice. As a result, cash dividends paid to stockholders totaled $5.3 million in 1996, compared to $4.1 million in 1995.

  On December 31, 1996, the Board of Directors announced the promotion of Alex
S. DePersis to President and Chief Executive Officer of both the Company and the Bank, effective January 1, 1997. The Board of Directors also announced the retirement of William H. Rincker as Chairman and Chief Executive Officer, effective January 1, 1997. He will continue to serve as a Board member of both the Company and the Bank.

FINANCIAL CONDITION
--------------------------------------------------------------------------------
The Company collects and lends funds primarily in its market area. The following table sets forth information regarding the Company's sources and uses of funds by showing, for the periods indicated, average balances of the Company's assets and liabilities, and shareholders' equity, as well as changes in such amounts from period to period.

                                         1996                                          1995                                    1994
                                      Average      Increase (Decrease)              Average     Increase(Decrease)          Average
                                      Balance      Amount                %          Balance     Amount            %         Balance
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:                                                  (Dollars in Thousands)
  Commercial loans                $   483,060    $    72,988            17.8% $    410,072    $    58,365        16.6%  $   351,707
  Consumer loans
    Passbook                              367           (157)          (30.0)          524           (167)      (24.2)          691
    Overdraft checking                    908            223            32.6           685             83        13.8           602
    Credit cards                        8,815             41             0.5         8,774           (423)       (4.6)        9,197
    Personal                          168,609         15,511            10.1       153,098         15,357        11.1       137,741
    Home equity line of credit         24,612         (1,497)           (5.7)       26,109         (1,298)       (4.7)       27,407
    Debit card                            207            207           100.0
  Student                               3,033         (9,109)          (75.0)       12,142            586         5.1        11,556
-----------------------------------------------------------------------------------------------------------------------------------
  Total consumer loans                206,551          5,219             2.6       201,332         14,138         7.6       187,194
-----------------------------------------------------------------------------------------------------------------------------------
  Mortgage loans
    Residential-fixed                  51,897         (5,215)           (9.1)       57,112         (8,606)      (13.1)       65,718
    Commercial-fixed                    3,816            486            14.6         3,330           (157)       (4.5)        3,487
    Residential-adjustable             77,899        (20,373)          (20.7)       98,272         21,499        28.0        76,773
    Commercial-adjustable             130,760            176             0.1       130,584          1,374         1.1       129,210
-----------------------------------------------------------------------------------------------------------------------------------
  Total mortgage loans                264,372        (24,926)           (8.6)      289,298         14,110         5.1       275,188
-----------------------------------------------------------------------------------------------------------------------------------
  Short-term investments                                (442)         (100.0)          442        (15,680)      (97.3)       16,122
  Investment securities               250,305         23,854            10.5       226,451         (3,992)       (1.7)      230,443
  Mortgages held for sale               2,715            724            36.4         1,991         (1,649)      (45.3)        3,640
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning
   assets                           1,207,003         77,417             6.9     1,129,586         65,292         6.1     1,064,294
-----------------------------------------------------------------------------------------------------------------------------------
  Non-interest-earning assets          70,349          9,084            14.8        61,265          9,044        17.3        52,221
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets                  $ 1,277,352    $    86,501             7.3%  $ 1,190,851    $    74,336         6.7%  $ 1,116,515
===================================================================================================================================

Interest-bearing liabilities:
  Deposits

  Savings                         $   140,590    $   (11,219)           (7.4)% $   151,809    $   (22,889)      (13.1)% $   174,698
    Money market                      235,333         18,485             8.5       216,848         51,355        31.0       165,493
    Certificates of deposit           572,877         77,075            15.5       495,802         21,038         4.4       474,764
    NOW                                60,602          3,171             5.5        57,431         (1,728)       (2.9)       59,159
    Commercial checking                45,810          6,439            16.4        39,371          2,627         7.1        36,744
-----------------------------------------------------------------------------------------------------------------------------------
  Total deposits                    1,055,212         93,951             9.8       961,261         50,403         5.5       910,858
  Borrowings                           91,605         (7,719)           (7.8)       99,324         16,002        19.2        83,322
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                      1,146,817         86,232             8.1     1,060,585         66,405         6.7       994,180
-----------------------------------------------------------------------------------------------------------------------------------
  Non-interest-bearing
   liabilities                         17,798          3,189            21.8        14,609          3,298        29.2        11,311
  Shareholders' equity                112,737         (2,920)           (2.5)      115,657          4,633         4.2       111,024
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity        $ 1,277,352    $    86,501             7.3%  $ 1,190,851    $    74,336         6.7%  $ 1,116,515
===================================================================================================================================

USES OF FUNDS
--------------------------------------------------------------------------------
The Company's principal use of funds is originating loans, primarily to individuals and small- and medium-sized companies in its lending area. Commercial loans tend to increase the interest rate sensitivity of the loan portfolio, because interest rates on these loans are generally tied to the Company's Prime Rate (the "Prime Rate"). Commercial loan originations increased from $122.5 million in 1995 to $159.3 million in 1996. The average balance of commercial loans increased from $410.1 million in 1995 to $483.1 million in 1996, an increase of $73.0 million, or 17.8%.

   Consumer loan originations were $97.6 million in 1995 and $132.2 million in 1996. The average balance of consumer loans increased from $201.3 million in 1995 to $206.6 million in 1996, an increase of $5.2 million, or 2.6%. This increase resulted mainly from the Company's continuing efforts to expand its direct consumer lending as well as its indirect financing through local and surrounding area automobile dealers as well as increasing its indirect mobile home financing.

   The Company originated adjustable-rate residential mortgage loans of $34.8 million in 1995 and $17.2 million in 1996, a decrease of 50.6%, while fixed-rate residential mortgage originations increased from $50.9 million in 1995 to $53.8 million in 1996. Consumer preference shifted from adjustable-rate to fixed-rate loans in 1996 due to a smaller differential in interest rates between the two loan types as compared to 1995.

   The Company's policy of selling or securitizing fixed-rate residential mortgages to improve the liquidity of the portfolio and to build the servicing income portfolio resulted in sales of $47.9 million in 1995, with an additional $21.9 million of adjustable-rate residential mortgages securitized. In 1996, $59.7 million of fixed-rate residential mortgages were sold or securitized and an additional $15.7 million of adjustable-rate residential mortgages were securitized to aid in managing liquidity and collateral needs. The average balance of fixed-rate residential mortgage loans decreased from $57.1 million in 1995 to $51.9 million in 1996, a reduction of 9.1%. The average balance of adjustable-rate residential mortgage loans decreased from $98.3 million in 1995 to $77.9 million in 1996, a decrease of 20.7%. The average balance of adjustable-rate commercial real estate loans increased from $130.6 million in 1995 to $130.8 million in 1996. The average balance of mortgages held for sale increased from $2.0 million in 1995 to $2.7 million in 1996.

   The Company has authority to invest in a wide range of investment securities, including corporate and municipal bonds, and a limited amount of common and preferred stock. The portfolio consists primarily of U.S. Government Agency securities and mortgage-backed securities issued by U.S. Government agencies such as the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. The average balance of investment securities increased from $226.5 million in 1995 to $250.3 million in 1996.

   In 1995 and 1996, respectively, the Company purchased $22.3 million and $80.0 million of mortgage-backed securities with amortization characteristics which will result in final maturities and estimated average lives that are shorter than those typically found on a newly issued 30-year mortgage. The Company securitized $21.9 million of its adjustable-rate residential mortgages in 1995 and $15.7 million in 1996, making these mortgages marketable in the secondary market. An additional $11.1 million of fixed-rate mortgages were also securitized. Sales of mortgage-backed securities increased from $27.5 million in 1995 to $66.8 million in 1996, while principal repayments increased from $22.8 million in 1995 to $24.4 million in 1996.

SOURCES OF FUNDS
--------------------------------------------------------------------------------
Funding for the Company's assets is derived primarily from retail and business customers. In August 1995, with the Bank's charter change to a commercial bank and trust company, the Company embarked on a program to attract deposits from local municipalities; this source grew from $31.4 million at December 31, 1995 to $116.9 million at December 31, 1996. In addition to the above sources, the Bank uses demand and time deposits and long- and short-term borrowings. The average balance of all deposits increased from $961.3 million in 1995 to $1,055.2 million in 1996. The average balance of all borrowings decreased 7.8% from $99.3 million in 1995 to $91.6 million in 1996.

ASSET QUALITY
--------------------------------------------------------------------------------
The Company has maintained its focus on sound credit quality in the loan portfolio. The Company utilizes a system to rate substantially all of its loans based on their respective risks. This assists management in determining and maintaining the desired blend of assets with varying risks within the loan portfolio, and helps in assessing the adequacy of the allowance for possible credit losses. Loan ratings are continually reviewed to determine the propriety of the respective ratings.

Allowance for Possible Credit Losses

Management reviews the adequacy of the allowance at least quarterly. Prior to 1995, the allowance was assessed by applying projected loss ratios to the risk-ratings (i.e. "classification") of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions, trends in past due and non-accrual amounts, the risk characteristics of various "classifications" and concentrations of loans, and other pertinent factors.

    During 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified based on their risk-rating and general reserves are maintained accordingly. Management considers this level of reserves adequate to cover potential credit losses.

The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                   Years Ended December 31,
                                                 1996        1995       1994
----------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Average total loans outstanding              $970,060    $914,988   $828,739
============================================================================
Allowance at beginning of period            $  14,065   $  13,354  $  12,756

Charge-offs:
   Commercial loans                             5,800       3,944      3,104
   Consumer loans                               1,714       1,123        850
   Residential real estate loans                  116          81         54
   Commercial real estate loans                 1,184       2,185        306
----------------------------------------------------------------------------
     Total loans charged-off                    8,814       7,333      4,314

Recoveries:
   Commercial loans                             1,114         311        830
   Consumer loans                                 550         358        344
   Residential real estate loans                   12          18
   Commercial real estate loans                   156          24         21
----------------------------------------------------------------------------
     Total recoveries                           1,832         711      1,195
----------------------------------------------------------------------------
Net charge-offs                                 6,982       6,622      3,119
----------------------------------------------------------------------------
Provision for credit losses charged
  to operating expenses                         9,971       7,333      3,717
----------------------------------------------------------------------------
 Allowance at end of period                 $  17,054    $ 14,065   $ 13,354
============================================================================

Ratio of net charge-offs to:
   Average total loans outstanding               0.72%       0.72%      0.38%
-----------------------------------------------------------------------------
Ratio of allowance to:
   Non-performing loans                        139.59%     109.78%    169.45%
-----------------------------------------------------------------------------
   Year-end total loans outstanding              1.69%       1.52%      1.54%
=============================================================================

The provision for credit losses increased from $7.3 million in 1995 to $10.0 million in 1996. The allowance for possible credit losses increased to $17.1 million, or 1.69% of total loans at December 31, 1996, from $14.1 million, or 1.52% at year-end 1995. Net charge-offs in 1996 amounted to $7.0 million, or 0.72% of average total loans outstanding, compared to $6.6 million, or 0.72% in 1995. Non-performing loans at December 31, 1996 were $12.2 million, or 1.21% of total loans outstanding, down from $12.8 million, or 1.38% at December 31, 1995.

Non-Performing Assets The Company's accounting and classification policies regarding non-accrual loans reflect the importance of recognizing problems early.

   Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed in a non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery.

   At December 31, 1996, the Company had $236,000 of consumer loans greater than 90 days past due on which it was accruing interest, as compared to $96,000 and $109,000 at December 31, 1995 and 1994, respectively. At each such date, consumer loans were the only accruing loans 90 days or more past due.

   The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue, and other real estate owned held by the Company at the dates indicated:

                                                                                     1996       1995       1994
----------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars In Thousands)
Commercial loans:
   Non-accrual loans                                                              $ 6,130    $ 8,032    $ 4,449
----------------------------------------------------------------------------------------------------------------
 Consumer loans:
   Accruing loans 90 days overdue                                                     236         96        109
----------------------------------------------------------------------------------------------------------------
Residential real estate loans:
   Non-accrual loans                                                                1,556      1,920      1,037
----------------------------------------------------------------------------------------------------------------
 Commercial real estate loans:
   Non-accrual loans                                                                4,295      2,764      2,286
----------------------------------------------------------------------------------------------------------------
     Total non-performing loans and accruing
       loans 90 days overdue                                                      $12,217    $12,812    $ 7,881
================================================================================================================
Total non-performing loans to total loans                                            1.21%      1.38%      0.91%
----------------------------------------------------------------------------------------------------------------
Total real estate acquired in settlement
   of loans at lower of cost or fair value                                        $ 1,393    $ 2,468    $ 3,234
----------------------------------------------------------------------------------------------------------------
Total non-performing loans and real
   estate acquired in settlement of loans
   at fair value to total assets                                                     1.00%      1.23%      0.96%
================================================================================================================

The Company has no troubled debt restructuring except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned decreased to $13.6 million, or 1.00% of total assets at December 31, 1996, compared to $15.3 million, or 1.23% of total assets at December 31, 1995.

   At December 31, 1995, 49 non-performing residential real estate loans totaled $1.9 million. At December 31, 1996, non-performing residential real estate loans totaled $1.6 million and included 36 loans.

   At December 31, 1995, non-performing commercial real estate loans totaled $2.8 million, and consisted of 6 loans ranging in size from $62,000 to $1.6 million. At December 31, 1996, non-performing commercial real estate loans increased to $4.3 million, made up of 8 loans ranging in size from $62,000 to $1.8 million. Six loans were non-accruing in 1996, with the largest being secured by a retail center which had lost its major tenant. A reserve of $0.6 million is carried against that loan, which in management's opinion, adequately provides for the Bank's exposure.

   Non-performing commercial loans at December 31, 1995 totaled $8.0 million and included 35 individual loans ranging in size from $5,500 to $2.2 million. At December 31, 1996, non-performing commercial loans decreased to $6.1 million and consisted of 41 individual loans ranging in size from $600 to $1.6 million. These loans and all other non-performing loans have been internally risk-rated.

   The adoption of SFAS No. 114 as of January 1, 1995 did not have a material effect on the Bank's assessment of the estimated loss on the loans ultimately deemed impaired. The Bank's non-accrual loans decreased from $12.8 million at December 31, 1995 to $12.2 million at December 31, 1996. At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $11.6 million with a valuation allowance aggregating $3.8 million. For the twelve months ended December 31, 1995, the average recorded investment in impaired loans was approximately $6.3 million. The Bank recognized, on a cash basis, $32,000 of interest on impaired loans during the portion of the year they were impaired. At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No.

114 totaled $8.5 million with a valuation allowance aggregating $3.2 million. For the twelve months ended December 31, 1996, the average recorded investment in impaired loans was approximately $8.8 million. The Bank recognized, on a cash basis, $146,403 of interest on impaired loans during the portion of the year they were impaired.

   At December 31, 1995, other real estate ("ORE"), which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $2.5 million, which consisted of 7 single-family residential properties with a book value totaling $400,000 and 12 local commercial real estate properties with a book value totaling $2.1 million. At December 31, 1996, ORE totaled $1.4 million and consisted of 12 single-family residential properties with a book value totaling $712,000 and 7 local commercial real estate properties with a book value totaling $682,000 .

   During 1996, 10 single-family residential properties with a book value totaling of $611,000 were sold. From 1995, 1 single-family residential property remained in the ORE portfolio, and this property had a book value of $31,000. During 1996, 15 single-family residential properties with a book value totaling of $1,057,000 were added to the ORE portfolio. In 1996, 8 residential real estate ORE properties were written down by $131,000.

   During 1996, 10 local commercial real estate properties with a book value totaling $1.4 million were sold, 16 commercial real estate properties with a book value of $967,000 were charged off, and 7 commercial real estate properties valued at $3.8 million were partially charged off. During 1996, 5 local commercial real estate properties with a book value totaling $321,000 were added to the portfolio. Due to declining commercial real estate values, 3 local commercial real estate ORE properties were reduced by $286,000 and charged to other real estate expenses. All real estate carried in the Company's ORE portfolio are supported by recent independent appraisals.

   The Bank has previously accrued $2.5 million for the credit risk associated with certain off-balance sheet letters of credit. This amount has been reclassified to other liabilities.

LIQUIDITY
--------------------------------------------------------------------------------
A fundamental objective of the Company is effective management of its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuations on earnings.

   The major factor which determines the exposure of the Company's earnings to interest rate risk is the relationship between the maturities and repricing characteristics of its interest-earning assets and interest-bearing liabilities. The management of the Company continues to employ strategies designed to achieve a favorable match between those assets and liabilities. The Board authorizes the Asset and Liability Management Committee (the "Committee") of the Company to manage the sources and uses of the Company's cash flow, and establishes the pricing of its products. The Committee's primary goal is to structure the Company's assets and liabilities in a manner that produces a favorable interest rate spread and also provides protection against significant volatility in the general level of interest rates.

   Accordingly, the Committee focuses on effectively managing the Bank's gap, which is a measure of the mismatch between the dollar amount of the Company's interest-earning assets and interest-bearing liabilities which mature or reprice within certain time frames. If those assets exceed the liabilities within a prescribed time period, a "positive" gap results. This could tend to have a favorable impact on earnings during a period of rising interest rates and could have an unfavorable impact during a period of declining rates. Conversely, if those liabilities exceed the assets during the time period in question, a "negative" gap results, in which case a rise in the general level of interest rates could have an unfavorable impact on earnings, while a decline in rates could have a favorable influence on earnings.

   The conversion of the Bank to a state-chartered commercial bank during 1995 has allowed the Company to accept deposits from local municipalities. These deposits, which are primarily short-term certificates of deposits, grew by $85.5 million from year end 1995 to December 31, 1996, contributed to the 15% increase in certificates of deposit from December 31, 1995 to December 31, 1996. The other large growth in deposits has been a $26.0 million increase in money market deposit accounts to $249.3 million at December 31, 1996.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown:

                                                 More        More       More          More           More
                                                 than        than       than          than           than         More
                                  3 mos         3 mos   to 1 yr to    3 yrs to      5 yrs to     10 yrs to        than
                                or less        12 mos        3 yrs       5 yrs        10 yrs       20 yrs       20 yrs       Total
----------------------------------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Interest-earning assets:
  Commercial and
    consumer loans             $ 477,961    $  56,043    $ 110,148    $ 63,551    $   27,794                $   18,350  $  753,847
  Mortgage loans                  33,715      122,071       71,771       8,611        11,879   $    6,357        1,883     256,287
  Mortgage-backed securities      43,568       29,244       38,118      21,251        24,907        2,223                  159,311
  Investment securities            8,319       11,234        4,620      32,837        34,134       31,532        7,182     129,858
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
         assets                  563,563      218,592      224,657     126,250        98,714       40,112       27,415   1,299,303
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Money market accounts          249,321                                                                                   249,321
  Savings accounts               135,655                                                                                   135,655
  Demand and NOW accounts         11,834       10,946        5,029       9,052        40,742       20,365       20,365     118,333
  Certificate accounts           203,362      237,832      148,159      22,684         2,695           11                  614,743
  FHLB advances                  113,000                                                                                   113,000
  Borrowed funds                   7,502                                                                                     7,502
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
         liabilities             720,674      248,778      153,188      31,736        43,437       20,376       20,365   1,238,554
----------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap
  per period                   $(157,111)   $ (30,186)   $  71,469    $ 94,514       $55,277      $19,736    $   7,050  $   60,749
==================================================================================================================================
Cumulative interest
  sensitivity gap              $(157,111)   $(187,297)   $(115,828)   $(21,314)   $   33,963   $   53,699    $  60,749
==================================================================================================================================
Cumulative interest
  sensitivity gap as a
  percentage of total assets     (11.53)%     (13.74)%       (8.50)%    (1.56)%         2.49%        3.94         4.46%
==================================================================================================================================

With the exception of certain categories described below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with their contractual terms. All assets and liabilities are placed in time periods which represent the earlier of their next repricing or scheduled maturity. Adjustable-rate loans, for example, are placed in the time periods which correspond to their next scheduled rate change. Prepayment assumptions are made to indicate the rate at which these loans prepay in excess of scheduled amortization. Prepayment assumptions for fixed-rate one- to four-family residential mortgage loans are at annual rates of 1.00% to 18.00%.

   Money market accounts, which increased from $223.4 million at December 31, 1995 to $249.3 million at December 31, 1996, and savings accounts, which declined from $143.3 million at December 31, 1995 to $135.7 million at December 31, 1996, are included in interest-bearing liabilities anticipated to reprice within three months. Demand and NOW accounts, which grew from $105.2 million at December 31, 1995 to $118.3 million at December 31, 1996, are assumed to be withdrawn at rates of approximately 19.50% in the next twelve months and 1.00% to 18.00% per year in the years which follow. These assumed withdrawal rates are based upon management's estimate of the impact of a substantial and sustained rise in interest rates. At December 31, 1996, the Company had outstanding $113.0 million of borrowings from the Federal Home Loan Bank of New York (the "FHLB"), an increase of $16.3 million from December 31, 1995.

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict the magnitude of changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rate, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, should interest rates increase, the ability of borrowers to service their debt may decrease.

The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. Scheduled maturities of borrowings during 1997 are $118.5 million. Of these borrowings, $113.0 million are advances from the Federal Home Loan Bank which are anticipated to be renewed. Savings certificates which are scheduled to mature during 1997 total $441.2 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At December 31, 1996, the Company had no long-term borrowings. See Note 9 of Notes to Consolidated Financial Statements for details.

   The liquidity of the Company's operations, measured by the ratio of cash and cash equivalents (not committed, pledged or required to liquidate specific liabilities) to the sum of net withdrawable deposits and borrowings payable within one year, averaged 8.91% in 1994, 8.03% in 1995, and 8.42% in 1996.

   The primary source of cash and cash equivalent resources for the Company on an unconsolidated basis is dividends from the Bank. The Company's policy generally is not to maintain cash reserves at the holding company level beyond those necessary for current operations, including dividends. At December 31, 1996, on an unconsolidated basis, the Company had $411,000 of cash and cash equivalents. During 1996, the Bank paid $23.2 million of dividends to the Company. The payment of such dividends by the Bank is subject to various regulatory and other restrictions.

CAPITAL
--------------------------------------------------------------------------------
Shareholders' equity decreased from $116.8 million in 1995 to $108.7 million in 1996. The 1996 net income of $15.2 million, the increase of $1.0 million required under SFAS No. 115, and $1.0 million in new capital received as a result of the exercise of certain stock options, were more than offset by the cash dividends paid on common stock of $5.3 million and the purchase of $17.9 million in treasury stock. At year-end 1994, 1995, and 1996, the Company's book value per common share was $16.60, $18.70, and $19.38, respectively.

   Capital adequacy is an important indicator of financial stability and performance. Overall, the Company's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.98% at December 31, 1996, and 9.42% at December 31, 1995.

   Banking industry regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC") also have adopted regulations which group holding companies and banks into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized," and "critically undercapitalized." The Company and the Bank meet the requirements for "well capitalized" at December 31, 1996. Under the capital rules, the Company's Tier I and total capital to risk-adjusted assets ratios at December 31, 1996 were 10.09% and 11.35%, respectively. These compare favorably with the minimum requirements of 4.00% for Tier I and 8.00% for total capital. At December 31, 1996, the Company's leverage ratio was 8.36%, substantially higher than the minimum requirement of 3%.

The following table presents the Company's capital position at the dates indicated based on the current capital guidelines:

Capital Analysis

                                                   Years Ended December 31,
                                                 1996        1995         1994
------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Tier I:
   Common Shareholders' Equity             $  108,729  $  116,774   $  106,870
   Adjusted for FASB No. 115                      877        (169)       5,547
   Adjusted for unamortized goodwill           (2,188)     (2,483)      (2,778)
------------------------------------------------------------------------------
     Total Tier I capital                     107,418     114,122      109,639
------------------------------------------------------------------------------

Tier II:
   Allowable portion of reserve for
   possible credit losses                      13,348      12,312       11,658
------------------------------------------------------------------------------
     Total Tier II capital                     13,348      12,312       11,658
------------------------------------------------------------------------------
          Total risk-based capital         $  120,766  $  126,434   $  121,297
==============================================================================

 Risk-adjusted assets                      $1,064,108  $  983,234   $  931,258
 -----------------------------------------------------------------------------
 Total average assets                      $1,285,672  $1,197,869   $1,141,132
------------------------------------------------------------------------------

Amount by which capital exceeds
 minimum requirements:

   Tier I capital/risk-adjusted
    assets                                 $   64,854  $   74,792   $   72,389
------------------------------------------------------------------------------
   Total risk-based capital/risk-adjusted
    assets                                     35,637      47,775       46,796
------------------------------------------------------------------------------
   Tier I capital/total average
    assets (leverage ratio)                    68,848      78,186       75,405
------------------------------------------------------------------------------

Capital Ratios                           Regulatory    Years Ended December 31,
                                           Minimums      1996   1995     1994
-------------------------------------------------------------------------------
Tier I capital/risk-adjusted assets          4.0        10.09%  11.61%   11.77%
-------------------------------------------------------------------------------
Total risk-based capital/risk-adjusted
  assets                                     8.0        11.35   12.86    13.03
-------------------------------------------------------------------------------
Tier I capital/total average
  assets (leverage ratio)                    3.0 to 5.0  8.36    9.53     9.61
===============================================================================

EARNINGS PERFORMANCE
--------------------------------------------------------------------------------
The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, mainly loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by credit loss requirements, operating expenses, the level of other income, including gains or losses on sale of loans and securities, and other fees.

The following table sets forth, for and at the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost,
(iii) net interest income, (iv) interest rate spread, (v) net earning assets,
(vi) interest rate margin, and (vii) ratio of interest-earning assets to interest-bearing liabilities. No tax equivalent adjustments were made.

                                                                                    Years Ended December 31,
                                                     1996                       1995                       1994
                                             Interest    Yield/Rate     Interest    Yield/Rate    Interest     Yield/Rate
-------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Interest-earning assets:
   Commercial loans                           $46,516         9.63%      $41,346        10.08%     $30,390          8.64%
   Consumer loans:
     Passbook                                      38        10.35            58        11.07           73         10.56
     Overdraft checking                           179        19.71           133        19.42          116         19.27
     Credit cards                               1,377        15.62         1,368        15.59        1,376         14.96
     Personal                                  15,285         9.07        13,306         8.69       11,995          8.71
     Home equity line of credit                 2,355         9.57         2,656        10.17        2,377          8.67
     Debit card                                    48        23.19
       Student                                    322        10.62           965         7.95          863          7.47
-------------------------------------------------------------------------------------------------------------------------
      Total consumer loans                     19,604         9.49        18,486         9.18       16,800          8.97
-------------------------------------------------------------------------------------------------------------------------
   Mortgage loans
     Residential-fixed                          4,274         8.24         4,753         8.32        5,660          8.61
   Commercial-fixed                               351         9.20           302         9.07          344          9.87
   Residential-adjustable                       5,727         7.35         7,095         7.22        4,985          6.49
   Commercial-adjustable                       11,833         9.05        11,602         8.88       11,013          8.52
-------------------------------------------------------------------------------------------------------------------------
     Total mortgage loans                      22,185         8.39        23,752         8.21       22,002          8.00
-------------------------------------------------------------------------------------------------------------------------
   Short-term investments                                                     30         6.79           643         3.99
   Investment securities                       17,672         7.06        15,204         6.71       14,920          6.47
   Mortgages held for sale                        275        10.13           216        10.85          169          4.64
-------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets           $106,252         8.80%      $99,034         8.77%     $84,924          7.98%
=========================================================================================================================

Interest-bearing liabilities:
   Deposits
     Savings                                  $ 4,039         2.87%      $ 4,376         2.88%     $ 5,126          2.93%
     Money market                              10,526         4.47        10,491         4.84        6,346          3.83
     Certificates of deposit                   31,961         5.58        28,625         5.77       22,817          4.81
     NOW                                          799         1.32           763         1.33          796          1.35
-------------------------------------------------------------------------------------------------------------------------
     Total deposits                           $47,325         4.48       $44,255         4.60%     $35,085          3.85%
-------------------------------------------------------------------------------------------------------------------------
   Borrowings                                   5,146         5.62         6,166         6.21        4,116          4.94
-------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
      liabilities                              52,471         4.58        50,421         4.75       39,201          3.94
-------------------------------------------------------------------------------------------------------------------------
 Net interest income                          $53,781                    $48,613                   $45,723
=========================================================================================================================
Interest rate spread                                          4.22%                      4.02%                      4.04%
=========================================================================================================================
Interest rate margin                                          4.46                       4.30                       4.30
=========================================================================================================================
Ratio of interest-earning assets
   to interest-bearing liabilities                            1.05X                      1.07x                      1.07x
=========================================================================================================================

                                    1996 COMPARED TO 1995              1995 Compared to 1994
                                      INCREASE (DECREASE)               Increase (Decrease)
                                  VOLUME      RATE         NET     Volume        Rate        Net
------------------------------------------------------------------------------------------------
                                              (Dollars in Thousands)
Interest income on interest-
 earning assets:
   Commercial loans              $ 7,084   $(1,914)    $ 5,170    $ 5,466      $5,490    $10,956
   Consumer loans                    486       632       1,118      1,287         399      1,686
   Mortgage loans                 (2,079)      512      (1,567)     1,157         593      1,750
   Short-term investments             29         0          29     (1,102)        536       (566)
   Investment securities           1,651       817       2,468       (262)        546        284
------------------------------------------------------------------------------------------------
    Total                          7,171        47       7,218      6,546       7,564     14,110
------------------------------------------------------------------------------------------------
Interest expense on
interest-bearing liabilities:
   Savings                          (322)      (15)       (337)      (664)        (86)      (750)
   Money market                      864      (829)         35      2,241       1,904      4,145
   Certificates of deposit         4,308      (972)      3,336      1,055       4,753      5,808
   NOW                                42        (6)         36        (22)        (11)       (33)
-------------------------------------------------------------------------------------------------
    Total deposits                 4,892    (1,822)      3,070      2,610       6,560      9,170
    Borrowings                      (459)     (561)     (1,020)       877       1,173      2,050
------------------------------------------------------------------------------------------------
    Total                          4,433    (2,383)      2,050      3,487       7,733     11,220
------------------------------------------------------------------------------------------------
 Net interest income             $ 2,738   $ 2,430     $ 5,168    $ 3,059      $ (169)   $ 2,890
================================================================================================

   The above table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

Net Interest Income

Net interest income is determined by the difference between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities (interest rate spread), and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest income and the cost of funds of financial institutions are significantly affected by general economic conditions, policies of regulatory authorities, and other factors.

   The Company earned net interest income of $45.7 million, $48.6 million, and $53.8 million in 1994, 1995, and 1996, respectively. The Company's interest rate spread decreased from 4.04% in 1994 to 4.02% in 1995. In 1996, the interest rate spread increased to 4.22%. The increase in spread in 1996 is attributed to the Bank's ability to increase the gross yield on assets from 1995 to 1996 through emphasis on origination of higher yielding loan types, such as indirect used auto, direct consumer loans, and commercial loans, as well as the benefit from lower rates for variable-rate money market accounts and borrowings which resulted in lower overall funding costs.

Interest on Mortgage Loans

Interest on mortgage loans consists of interest on fixed- and adjustable-rate residential mortgages and fixed- and adjustable-rate commercial real estate mortgages.

   As interest rates continued to increase during 1995, fixed-rate residential mortgage originations were $50.9 million. The Company sold and securitized $47.9 million of these loans in 1995. As a result, the average balance of fixed-rate residential mortgages decreased to $57.1 million in 1995 from $65.7 million in 1994. This decrease in the average balance, offset partially by a decrease in the yield to 8.32% from 8.61% in 1994, resulted in a decrease in interest on fixed-rate residential mortgages from $5.7 million in 1994 to $4.8 million in 1995. The average balance on these loans continued to decline in 1996 to $51.9 million from $57.1 million in 1995. Originations of fixed-rate residential mortgages increased in 1996 to $53.8 million. Sales and securitizations increased from $47.9 million for 1995 to $59.7 million for 1996. Securitization of adjustable-rate residential loans declined from $21.9 million in 1995 to $15.7 million in 1996. These activities, coupled with principal amortization, continued to bring the average balance lower during 1996. The yield on these loans declined from 8.32% in 1995 to 8.24% in 1996. The decline in the average balance and yield resulted in income on fixed-rate residential mortgages of $4.8 million in 1995 and $4.3 million in 1996.

   The average balance of adjustable-rate residential mortgages increased from $76.8 million in 1994 to $98.3 million in 1995, and declined to $77.9 million in 1996, which is due mainly to the decision to securitize $15.7 million of these loans in 1996. Adjustable-rate residential mortgage originations increased significantly, from $14.5 million in 1994 to $34.8 million in 1995, and declined significantly to $17.2 million in 1996. The fluctuation in origination levels is primarily a result of changing consumer preferences for fixed- versus variable-rate loans as changes occur from time to time in the rate differential between the two.

   The average balance of adjustable-rate commercial real estate loans increased from $129.2 million in 1994 to $130.6 million in 1995. The yields on these loans increased from 8.52% in 1994 to 8.88% in 1995. This resulted in an increase in interest income from these loans from $11.0 million in 1994 to $11.6 million in 1995. The average balance of adjustable-rate commercial real estate loans increased to $130.8 million in 1996 and the average yield increased to 9.05% resulting in an increase in interest income to $11.8 million for the year.

Interest on Consumer Loans

Interest on consumer loans consists of interest on passbook, personal and student loans, credit cards, overdraft checking, debit card, and home equity line of credit.

   The consumer loan portfolio has continued to grow and has continued to be among the highest yielding assets of the Company. Average balances for the years 1994, 1995, and 1996 were $187.2 million, $201.3 million, and $206.6 million, respectively. Yields on all consumer loans for 1994, 1995, and 1996 were 8.97%, 9.18%, and 9.49%, respectively. Interest income on all these loans continued to increase for the three year period 1994 through 1996 with income of $16.8 million in 1994, $18.5 million in 1995, and $19.6 million in 1996.

   The largest single growth has come in personal loans. With the expansion into other geographic markets through branch acquisition and continued penetration into surrounding markets, the indirect lending for auto and mobile homes has caused the personal loan average balances to increase from $137.7 million in 1994, to $153.1 million in 1995, and $168.6 million in 1996. Yields on these loans declined from 8.71% in 1994 to 8.69% in 1995, and increased to 9.07% in 1996. Interest income on personal loans had steadily increased from $12.0 million in 1994 to $13.3 million in 1995, and to $15.3 million in 1996.

Interest on Commercial Loans

Growth in commercial lending continued in 1996 with the average balance of commercial loans increasing from $351.7 million in 1994, to $410.1 million in 1995, and $483.1 million in 1996. The yields on these loans increased from 8.64% in 1994, to 10.08% in 1995, and declined to 9.63% in 1996. The Prime Rate increased steadily from 6.0% to 8.5% throughout 1994, then rose briefly in the first quarter of 1995to 9.0%,fell to 8.5% toward the end of 1995, and declined further to 8.25% in 1996. During this three year period, the interest on commercial loans was $30.4 million, $41.3 million, and $46.5 million, respectively.

Interest and Dividends on Investments

The practice of the Company has been to reduce fixed-rate, long-term investments and to acquire assets with shorter maturities or shorter estimated lives. In 1995, the Company reduced its position in fixed-rate, long-term investments and replaced them with securities having maturities of five years or less, floating rate instruments, and tax-free municipal securities. The average balance of investment securities was $230.4 million in 1994, $226.5 million in 1995, and $250.3 million in 1996. Interest and dividends on investment securities was $14.9 million in 1994, $15.2 million in 1995, and $17.7 million in 1996. The yields on these assets increased from 6.47% in 1994, to 6.71% in 1995, to 7.06% in 1996.

Interest on Other Interest-Earning Assets

The average balance of other interest-earning assets (short-term money market assets) was $16.1 million in 1994 and $0.4 million in 1995. The average balance on these assets dropped to $0.0 million in 1996 as these short-term assets were used to fund loan growth. The yield on these assets was 3.99% in 1994 and 6.79% in 1995. Interest earned on these assets was $0.6 million and $30,000 in 1994 and 1995, respectively.

Interest on Deposits

Deposit balances continued to rise. In 1994, the average balance of all deposits was $910.9 million, rising to $961.3 million in 1995. In 1996, average balances rose $94.0 million to $1,055.2 million. Customer preference fuels changes in deposit balances. From 1994 to 1995, the average balance of savings deposits declined $22.9 million to $151.8 million; average balance of money market deposits grew $51.4 million to $216.8 million and average balance of certificates of deposit grew $21.0 million to $495.8 million. From 1995 to 1996, the average balance of money market accounts grew from $216.8 million to $235.3 million, a rise of 8.5%. Interest expense was stabilized by a decline in the rates of these accounts from an average rate of 4.84% in 1995 to 4.47% in 1996, causing interest expense on money market accounts to remain stable at $10.5 million. Customer preference leaned toward the variable rates of the money market accounts as savings and NOW account deposits average balances declined from $209.2 million in 1995 to $201.2 million in 1996. The growth in the certificates of deposit balances caused the interest expense on these products to rise from $28.6 million in 1995 to $32.0 million in 1996.

Interest on Borrowings

The average balance of borrowings increased from $83.3 million in 1994 to $99.3 million in 1995. The cost of borrowings increased from 4.94% in 1994 to 6.21% in 1995. The interest paid on borrowings increased from $4.1 million in 1994 to $6.2 million in 1995. The average balance of borrowings during 1996 decreased to $91.6 million, and coupled with a decrease in the average interest rate paid on borrowings to 5.62%, caused interest paid on borrowings to decrease to $5.1 million.

Provision for Credit Losses

The provision for credit losses was $3.7 million, $7.3 million, and $10.0 million for the years 1994, 1995, and 1996, respectively. During 1994, this provision declined as a result of a significant increase in recoveries on prior years credit losses which allowed management to reduce its 1994 provision. As the general local economic climate remained relatively weak and the growth in the commercial and consumer loan portfolio continued, management increased the allowance for possible credit losses in 1995 to $14.1 million. As the relatively weak local economy persisted during the last three years, net charge-offs increased from $3.1 million in 1994, to $6.6 million in 1995, and $7.0 million in 1996. As the commercial and consumer loan portfolios continued to increase, management increased the allowance for possible credit losses to $17.1 million. The allowance for possible credit losses increased from 1.52% to 1.69% of gross loans at December 31, 1995 and 1996, respectively.

Gains (Losses) on Sale of Investments

In order to minimize the fluctuation of shareholders' equity caused by fluctuations in the market value of investments resulting from the adoption of SFAS No. 115, the Company restructured the investment portfolio. As a result of investment security sales, the Company had net security gains of $0.4 million in 1994. During 1995, the Company had net security gains of $0.1 million, and in 1996, had net gains of $1.2 million.

Gains (Losses) on Sale of Loans

The losses on the sale of mortgages were $1.0 million in 1994 and $41,000 in 1995. These losses were principally the result of the Company selling and securitizing mortgages. As interest rates rose in 1994, customers exercised their options to lock in rates at the time of application, and as a result, these loans were sold at a loss. During 1996, the loss on sale of mortgages was $261,000 and the gain on sale of student loans was $227,000. As in 1995, future gains (or losses) are anticipated to be rather nominal as the Company has implemented certain hedging techniques intended to limit future losses on the sale of mortgage loans.

Non-interest Income

As shown in the chart below, non-interest income increased from $5.5 million in 1994 to $6.7 million in 1995 to $8.1 million in 1996. This growth was due to increased volume in the merchant credit card business, growth in the trust, brokerage, and mortgage servicing business, and increased service charges on deposit accounts. This increase in 1996 was modified as a result of the loss of one large merchant credit card relationship in the fourth quarter; a reduction of future income is expected to be substantially offset by a reduction in the processing fee expenses associated with that merchant.

                                          Analysis of Non-Interest Income
                                             (Dollars In Thousands)
                                                              Percent Change
                                     1996    1995    1994   1995-96   1994-95
-----------------------------------------------------------------------------
Service charges on deposit
 accounts                          $2,015  $1,609  $1,393     25.2%     15.5%
Credit card fees                    3,088   2,560   1,689     20.6      51.6
Mortgage servicing fees             1,020     927     851     10.0       8.9
Fees and commissions-brokerage
 services                             670     336     329     99.4       2.1
Trust fees                            595     551     476      8.0      15.8
Other charges, commissions,
 and fees                             752     689     763      9.1      (9.7)
-----------------------------------------------------------------------------
                                   $8,140  $6,672  $5,501     22.0%     21.3%
=============================================================================

Operating Expenses

   Operating expenses increased from $25.8 million in 1994 to $27.2 million in 1995 and $28.0 million in 1996. In 1994, the increase in operating expenses was the result of the cost, including salary, benefits, occupancy, goodwill amortization, and other expenses, associated with the acquisition in June 1994 of two branches of Columbia Banking F.S.A., located in the Elmira area, purchased at an auction conducted by the Resolution Trust Company (the "RTC"), increased processing fees incurred in the merchant credit card program, as well as other increases in operating expenses. In 1995, the increase in operating expenses was the result of the costs associated with processing fees related to the merchant credit card program, other real estate expenses, and other increases in operating expenses. These increases were partially offset by a reduction of $0.9 million in FDIC insurance premiums. In 1996, the increase in operating expenses was the result of the costs associated with processing fees related to the merchant credit card program, and other increases in operating expenses. These increases were partially offset by a reduction of $0.9 million in FDIC insurance premiums and a reduction of $0.7 million in other real estate expenses.

   Since a substantial portion of operating expenses relates directly to income generation, an effective measurement of the control of operating expenses is the Efficiency Ratio. This ratio consists of operating expenses divided by recurring revenues (net interest income and non-interest income) on a pre-tax basis. The Efficiency Ratio for the Company was 50.27%, 49.27%, and 45.29% for 1994, 1995, and 1996, respectively. The Company's excellent achievement of a 45.29% Efficiency Ratio ranks as one of the best in the country.

   The Company's ratio of operating expenses to average assets was 2.31% in 1994, 2.29% in 1995, and 2.20% in 1996.

INCOME TAXES
--------------------------------------------------------------------------------
The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to recognizing the tax effects of temporary differences between tax and financial reporting. See Note 12 of Notes to Consolidated Financial Statements for details.

   The Company is subject to New York State and Delaware franchise taxes. State taxes amounted to $2.0 million in 1994, $1.9 million in 1995, and $2.3 million in 1996.

IMPACT OF INFLATION AND CHANGING PRICES
--------------------------------------------------------------------------------
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

OTHER MATTERS
--------------------------------------------------------------------------------
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". The adoption of this Statement did not have a material effect on the financial statements of the Company.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". This pronouncement will allow the Bank to recognize, when a loan is sold, income and a separate asset, resulting from the allocation of loan origination or purchase costs to the mortgage servicing rights. The amount of the effect of this pronouncement on 1996 earnings, which is expected to increase earnings in the year a loan is originated and sold and reduce future servicing revenue, will depend upon the amount of mortgage banking activity of the Company. However, it did not have a significant effect on the Company's earnings in 1996.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes a fair value based method of accounting for stock-based compensation plans. The Company will continue to account for its stock-based plans under Accounting Principles Board Opinion No.
25. See Note 14 of Notes to Consolidated Financial Statements for the pro-forma effects of fair value accounting for the stock option plan.

MARKET PRICES AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------
The common stock of the Company is traded over-the-counter and is listed on The Nasdaq Stock Market National Market System under the symbol "BSBN". As of December 31, 1996, the Company had 1,543 shareholders of record and 5,609,299 shares of common stock issued and outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

   Payment of dividends on the Company's common stock is subject to various restrictions and limitations which may affect the Company's ability to pay cash dividends in the future. See Note 1 of Notes to Consolidated Financial Statements.

The following table sets forth the market price information for the common stock and the cash dividends paid per share:

                                                          1996
------------------------------------------------------------------------------
                                              Price Range       Cash Dividends
                                              High    Low            Per Share
------------------------------------------------------------------------------
First Quarter                               $26.50  $21.75               $0.20
Second Quarter                               26.75   25.25                0.22
Third Quarter                                26.25   24.75                0.22
Fourth Quarter                               27.75   25.38                0.25

                                                          1995
------------------------------------------------------------------------------
                                              Price Range       Cash Dividends
                                              High    Low            Per Share
------------------------------------------------------------------------------
First Quarter                               $19.83  $18.00               $0.15
Second Quarter                               20.67   18.00                0.15
Third Quarter                                21.33   20.00                0.15
Fourth Quarter                               26.00   20.67                0.20

REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS
BSB BANCORP, INC.
BINGHAMTON, NEW YORK



We have audited the accompanying consolidated statements of condition of BSB Bancorp, Inc. (the "Company") and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSB Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

    As further discussed in the notes to consolidated financial statements, the Company changed its accounting for impaired loans in 1995.

COOPERS & LYBRAND L.L.P.



Syracuse, New York
January 24, 1997

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                                          December 31,
                                                                                    1996               1995
               --------------------------------------------------------------------------------------------
ASSETS         Cash and due from banks                                   $    46,427,178     $   43,825,565
               Investment securities available for sale (Note 2)             263,602,142        228,113,449
               Investment securities held to maturity (Note 2)
                 (Market value of $24,821,601 and $19,769,644)                24,062,374         18,977,997
               Mortgages held for sale                                         1,566,649          1,279,802
               Loans (Notes 3,4, 5, and 6):
                 Commercial                                                  536,778,911        455,443,997
                 Consumer                                                    217,067,811        200,546,061
                 Real estate                                                 254,693,421        271,026,326
               --------------------------------------------------------------------------------------------
                    Total loans                                            1,008,540,143        927,016,384
               Less: Unearned discounts                                          594,226            605,479
                    Allowance for possible credit losses                      17,053,647         14,065,000
               --------------------------------------------------------------------------------------------
                    Net loans                                                990,892,270        912,345,905
               Bank premises and equipment (Note 7)                            9,006,476          7,288,524
               Accrued interest receivable                                     9,351,526          8,486,094
               Other real estate                                               1,393,359          2,467,880
               Intangible assets                                               2,187,916          2,482,916
               Other assets                                                   14,630,195         13,767,397
               --------------------------------------------------------------------------------------------
                                                                         $ 1,363,120,085     $1,239,035,529
               ============================================================================================

LIABILITIES    Due to depositors (Note 8)                                $ 1,118,052,301     $1,006,465,180
AND            Borrowings (Note 9)                                           120,501,962         98,948,728
SHAREHOLDERS'  Other liabilities                                              15,836,827         16,847,975
EQUITY         Commitments (Note 11)
               Shareholders' Equity (Note 13 and 14):
                 Preferred stock, par value $.01 per share;
                    2,500,000 shares authorized; none issued
                 Common stock, par value $.01 per share;
                    30,000,000 shares authorized; 7,344,427 and
                    7,270,925 shares issued                                       73,444             72,709
               Additional paid-in capital                                     27,824,147         26,861,407
               Undivided profits                                             111,465,208        101,518,771
               Unrealized (depreciation) appreciation in securities
                 available for sale, net (Note 2 )                              (876,647)           168,878
               Treasury stock, at cost; 1,735,128 and 1,027,528 shares       (29,757,157)       (11,848,119)
               --------------------------------------------------------------------------------------------
               Total Shareholders' Equity                                    108,728,995        116,773,646
               --------------------------------------------------------------------------------------------
                                                                         $ 1,363,120,085     $1,239,035,529
               ============================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                        Years Ended December 31,
                                                 1996            1995            1994
-------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans            $  88,304,418    $ 83,584,018    $ 69,191,993
  Interest on short-term investment
   securities                                                  30,289         642,665
  Interest on investment securities        17,672,004      15,204,360      14,920,310
  Interest on mortgages held for sale         275,145         215,758         169,414
-------------------------------------------------------------------------------------
      Total interest income               106,251,567      99,034,425      84,924,382
-------------------------------------------------------------------------------------
Interest expense:
  Interest on savings deposits              4,038,946       4,376,740       5,126,801
  Interest on time accounts                31,960,648      28,624,637      22,817,648
  Interest on money market
   deposit accounts                        10,525,401      10,490,989       6,345,394
  Interest on NOW accounts                    799,362         762,544         795,577
  Interest on borrowed funds                5,146,385       6,166,894       4,116,348
-------------------------------------------------------------------------------------
      Total interest expense               52,470,742      50,421,804      39,201,768
-------------------------------------------------------------------------------------
Net interest income                        53,780,825      48,612,621      45,722,614
Provision for credit losses (Note 4)        9,971,256       7,332,612       3,717,184
-------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses              43,809,569      41,280,009      42,005,430
Gains (losses) on sale of securities        1,207,767          97,165         355,383
Gains (losses) on sale of loans               (34,454)        (41,280)       (951,656)
Non-interest income:
  Service charges on deposit accounts       2,014,876       1,609,229       1,393,435
  Credit card fees                          3,088,327       2,559,668       1,688,471
  Mortgage servicing fees                   1,020,493         927,420         850,985
  Fees and commissions-brokerage
   services                                   669,789         335,655         328,914
  Trust fees                                  595,365         550,990         475,755
  Other charges, commissions,
   and fees                                   751,391         689,596         763,227
-------------------------------------------------------------------------------------
      Total non-interest income             8,140,241       6,672,558       5,500,787
-------------------------------------------------------------------------------------
Non-interest expense:
  Salaries, pensions, and other
   employee benefits                       12,618,628      12,023,425      12,158,078
  Building occupancy                        2,377,978       2,302,189       2,180,724
  Computer service fees                       875,975         858,628         724,397
  Services                                  2,450,229       2,073,155       1,809,870
  FDIC insurance                              246,955       1,145,297       2,017,209
  Goodwill                                    295,000         295,000         172,084
  Interchange fees                          2,165,218       1,896,288       1,318,173
  Other real estate                           387,578       1,097,340         313,990
  Other expenses                            6,627,516       5,547,784       5,057,070
-------------------------------------------------------------------------------------
      Total non-interest expense           28,045,077      27,239,106      25,751,595
-------------------------------------------------------------------------------------
Income before income taxes                 25,078,046      20,769,346      21,158,349
Provision for income taxes (Note 12)        9,874,419       8,175,255       8,287,008
-------------------------------------------------------------------------------------
NET INCOME                              $  15,203,627    $ 12,594,091    $ 12,871,341
=====================================================================================
Earnings per share (a)                  $        2.57    $       1.98    $       1.95
=====================================================================================


 (a) Earnings per share is based on 5,909,467, 6,360,664, and 6,591,401 weighted average shares outstanding for the years ended December 31, 1996, 1995, and 1994, respectively. The assumed exercise of stock options is not materially dilutive.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                  Unrealized
                                                  Additional                                    Appreciation
                                          Common     Paid-In     Undivided         Treasury    (Depreciation)
                                           Stock     Capital       Profits            Stock    In Securities             Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993             $47,971 $26,064,881 $  83,580,906     $ (2,869,632)     $ 2,361,748      $109,185,874
Net income                                                      12,871,341                                          12,871,341
Unrealized depreciation in
   available for sale securities, net                                                             (7,908,473)       (7,908,473)
Stock options exercised (Note 13)            235     323,338                                                           323,573
Tax benefit on stock options                          48,210                                                            48,210
Cash dividend paid on common
   stock ($.54 per share)                                       (3,465,966)                                         (3,465,966)
Treasury stock purchased                                                         (4,184,800)                        (4,184,800)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              48,206  26,436,429    92,986,281       (7,054,432)      (5,546,725)      106,869,759
Net income                                                      12,594,091                                          12,594,091
Unrealized appreciation in
   available for sale securities, net                                                              5,715,603         5,715,603
Effect of three-for-two stock split       24,103     (24,103)
Stock options exercised (Note 13)            400     398,993                                                           399,393
Tax benefit on stock options                          50,088                                                            50,088
Cash dividend paid on common
   stock ($.65 per share)                                       (4,061,601)                                         (4,061,601)
Treasury stock purchased                                                         (4,793,687)                        (4,793,687)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              72,709  26,861,407   101,518,771      (11,848,119)         168,878       116,773,646
Net income                                                      15,203,627                                          15,203,627
Unrealized depreciation in

   available for sale securities, net                                                             (1,045,525)       (1,045,525)
Stock options exercised (Note 13)            735     788,143                                                           788,878
Tax benefit on stock options                         174,597                                                           174,597
Cash dividend paid on common
   stock ($.89 per share)                                       (5,257,190)                                         (5,257,190)
Treasury stock purchased                                                        (17,909,038)                       (17,909,038)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             $73,444 $27,824,147  $111,465,208     $(29,757,157)     $  (876,647)     $108,728,995
==============================================================================================================================

THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                      1996               1995              1994
-------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                   $15,203,627       $ 12,594,091      $ 12,871,341
    Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred taxes                                                             (1,768,729)          (524,035)         (591,343)
       Provision for credit losses                                               9,971,256          7,332,612         3,717,184
       Realized  gains on available for sale investment securities              (1,207,767)           (97,165)         (355,383)
       Other (gains) losses, net                                                   (61,033)           (52,736)          861,861
       Depreciation and amortization                                             1,406,226          1,354,022         1,225,688
       Net amortization of premiums and discounts on investment
         securities                                                                (48,436)           110,830           167,984
       Net accretion of premiums and discounts on loans                            (11,254)          (612,625)          (38,479)
       Sales of loans originated for sale                                       27,460,903         37,775,736        46,292,029
       Net increase in loans originated for sale                               (27,896,736)       (37,366,884)      (41,506,376)
       Writedowns of other real estate                                             416,880            719,568           207,572
       Increase (decrease) in other assets and liabilities                         (47,376)         5,750,849          (497,714)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                               23,417,561         26,984,263        22,354,364
-------------------------------------------------------------------------------------------------------------------------------
Investing activities:
  Proceeds  from calls of held to maturity investment securities                19,094,627            500,205           243,428
  Purchases of held to maturity investment securities                          (28,365,124)        (4,130,684)       (6,464,459)
  Principal collected on held to maturity investment securities                  4,191,308          2,850,586         5,116,002
  Proceeds from sales of available for sale investment securities              153,216,354         80,695,355       137,311,663
  Purchases of available for sale investment securities                       (183,856,490)       (85,602,793)     (170,411,548)
  Principal collected on available for sale investment securities               21,431,251         20,128,503        45,011,811
  Net increase in longer-term loans                                           (148,199,145)      (108,898,828)      (95,004,473)
  Proceeds from sales of loans                                                  31,606,144         17,086,227        14,179,997
  Proceeds from acquisition of branches                                                                              37,246,997
  Proceeds from sales of other real estate                                       2,125,775          1,568,222           831,850
  Other                                                                         (2,823,653)        (1,203,846)       (1,489,962)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                 (131,578,953)       (77,007,053)      (33,428,694)
-------------------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net increase (decrease) in demand deposits, NOW accounts, savings
    accounts, and money market deposit accounts (net of deposits acquired)     31,394,965         (12,507,836)       42,508,386
  Net increase (decrease) in time deposits (net of deposits acquired)          80,192,156          56,192,755       (14,381,929)
  Net increase (decrease) in short-term borrowings (90 days)                   23,353,234          20,150,000        75,000,000
  Repayment of long-term borrowings                                            (1,800,000)           (229,608)      (75,534,330)
  Proceeds from exercise of stock options                                         788,878             399,393           323,573
  Purchases of treasury stock                                                 (17,909,038)         (4,793,687)       (4,184,800)
  Dividends paid                                                               (5,257,190)         (4,061,601)       (3,465,966)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                             110,763,005          55,149,416        20,264,934
-------------------------------------------------------------------------------------------------------------------------------
          Increase in cash and cash equivalents                                 2,601,613           5,126,626         9,190,604
Cash and cash equivalents at beginning of year                                 43,825,565          38,698,939        29,508,335
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $46,427,178        $ 43,825,565      $ 38,698,939
===============================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest credited on deposits and paid on other borrowings                $52,471,389        $ 51,032,462      $ 40,937,581
-------------------------------------------------------------------------------------------------------------------------------
    Income taxes                                                              $11,663,132        $  9,541,095      $  9,171,266
-------------------------------------------------------------------------------------------------------------------------------
  Non-cash investing activity:
    Securitization of mortgage loans and transfers to other real estate       $28,131,143        $ 23,310,562      $ 20,577,752
-------------------------------------------------------------------------------------------------------------------------------
    Unrealized appreciation (depreciation) in securities                      $(1,794,198)       $  9,808,405      $(13,571,709)
-------------------------------------------------------------------------------------------------------------------------------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Nature of Operations

BSB Bancorp, Inc. (the "Company") operates 13 branches in Broome, Tioga, Chenango, Onondaga, and Chemung Counties of New York State. BSB Bank & Trust Company (the "Bank") is a New York-chartered stock commercial bank and trust company. The Bank is in the business of providing a wide variety of loan and deposit products to its commercial and consumer customers. In addition, the Bank provides mortgage banking, trust, municipal, and other related services.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Bank, its wholly owned subsidiary, after elimination of intercompany accounts and transactions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

The Bank has classified its investment securities as held to maturity or available for sale. Held to maturity securities are those for which the Bank has the positive intent and ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities not classified as held to maturity are classified as available for sale and reported at market value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Bank's securities have been classified as trading securities.

   Purchases and sales of securities are recorded as of the settlement date. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity, estimated life, or earliest call date of the related security. Gains or losses on securities sold are computed based on identified cost.

Mortgages Held For Sale

Mortgages held for sale are carried at the lower of cost or market. Market value is determined in the aggregate.

Banking Premises and Equipment

Banking premises and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets (15-50 years for bank premises and 3-10 years for furniture and equipment). Maintenance and repairs are charged to operating expenses as incurred.

Unearned Discounts and Origination Fees

Nonrefundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment of loan yield.

Allowance for Possible Credit Losses

The allowance for possible credit losses is maintained at a level considered adequate to provide for potential credit losses related to lending activities. The allowance is increased by provisions charged to expense. The level of the allowance is based upon management's evaluation of potential losses relating to outstanding loans, as well as prevailing economic conditions. Loans are charged against the allowance for possible credit losses when management believes that the collectibility of principal is unlikely.

   The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral- dependent loans are measured for impairment based on the fair value of the collateral. The financial statement impact of adopting SFAS No. 114 was not significant.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

Intangible Asset

Intangible asset represents the premium paid in connection with the June 1994 acquisition of 2 branches of the Columbia Banking F.S.A. at an auction conducted by the RTC. The premium of $2,950,000, less accumulated amortization of $762,084, is being amortized over a ten-year period.

Other Real Estate

Other real estate is comprised of real estate acquired through foreclosure and is recorded at the lower of cost or fair value (net of estimated costs to sell) at the date of acquisition.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

 Cash and cash equivalents: The carrying amounts reported in the statements of condition for cash and short-term instruments approximate those assets' fair value.

  Investment securities: Fair values for investment securities are based on quoted market prices or dealer quotes.

  Loans: Fair values for loans are estimated using discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. The fair value of accrued interest approximates carrying value.

 Deposits: The fair values disclosed for non-interest bearing accounts and accounts with no stated maturities are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms. The fair value of accrued interest approximates carrying value.

 Borrowings: The carrying amounts of repurchase agreements and other short-term borrowings approximate their fair values. Fair values of long-term borrowings are estimated using discounted cash flows, based on current market rates for similar borrowings.

 Off-balance sheet instruments: Off-balance sheet financial instruments consist of letters of credit, commitments to extend credit, and interest rate swaps. Such instruments are fair valued based on fees currently charged to enter into agreements with similar terms and credit quality.

Reclassifications

With the change of converting from a state-chartered savings bank to a state-chartered commercial bank and trust company, the surplus fund, as required under the savings bank charter, was no longer needed.

   Certain data for prior years has been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.

NOTE 2-INVESTMENT SECURITIES
--------------------------------------------------------------------------------

The carrying value and market value of the investment securities portfolio at December 31 are summarized as follows:

                                                            1996
------------------------------------------------------------------------------------------
                                                      Gross          Gross
                                   Carrying      Unrealized     Unrealized          Market
                                      Value           Gains         Losses           Value
------------------------------------------------------------------------------------------
Available for sale portfolio:
  U.S. Government Agencies     $  91,013,817     $  132,715     $1,157,625    $ 89,988,907
  Corporate debt securities        1,996,978                        21,353       1,975,625
  Municipal obligations              965,364         21,684            645         986,403
  Mortgage-backed securities     153,838,179      1,403,588      1,926,578     153,315,189
  Equity securities               17,292,195         43,823                     17,336,018
------------------------------------------------------------------------------------------
                                 265,106,533      1,601,810      3,106,201     263,602,142
------------------------------------------------------------------------------------------
Held to maturity portfolio:
  Corporate debt securities          596,744                                       596,744
  Municipal obligations           17,993,155        507,412          2,376      18,498,191
  Mortgage-backed securities       5,472,475        254,258             67       5,726,666
------------------------------------------------------------------------------------------
                               $  24,062,374     $  761,670     $    2,443    $ 24,821,601
==========================================================================================

                                                            1995
------------------------------------------------------------------------------------------
                                                      Gross          Gross
                                   Carrying      Unrealized     Unrealized          Market
                                      Value           Gains         Losses           Value
------------------------------------------------------------------------------------------
Available for sale portfolio:
  U.S. Treasury                $   9,996,357                    $   46,358    $  9,949,999
  U.S. Government Agencies        50,570,250     $  302,747        669,849      50,203,148
  Corporate debt securities       18,556,757         25,256         66,608      18,515,405
  Municipal obligations            1,000,430         51,299                      1,051,729
  Mortgage-backed securities     132,819,220      1,414,048        752,026     133,481,242
  Equity securities               14,880,628         31,298                     14,911,926
------------------------------------------------------------------------------------------
                                 227,823,642      1,824,648      1,534,841     228,113,449
------------------------------------------------------------------------------------------
Held to maturity portfolio:
  Corporate debt securities          170,217                                       170,217
  Municipal obligations            8,311,212        515,384         17,696       8,808,900
  Mortgage-backed securities      10,496,568        293,959                     10,790,527
------------------------------------------------------------------------------------------
                               $  18,977,997     $  809,343     $   17,696    $ 19,769,644
==========================================================================================

The carrying value and market value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

                                                      Carrying            Market
                                                         Value             Value
--------------------------------------------------------------------------------
Securities available for sale:
    Within one year                               $  1,356,980      $  1,360,639
    After one year but within five years            50,585,512        50,498,341
    After five years but within ten years           41,234,201        39,932,907
    After ten years                                154,637,645       154,474,237
--------------------------------------------------------------------------------
                                                  $247,814,338      $246,266,124
================================================================================

Securities held to maturity:
    Within one year                               $ 13,753,316      $ 13,771,694
    After one year but within five years             4,643,461         4,780,444
    After five years but within ten years              891,139           996,629
    After ten years                                  4,774,458         5,272,834
--------------------------------------------------------------------------------
                                                  $ 24,062,374      $ 24,821,601
================================================================================

The gross realized gains and gross realized losses on investment securities transactions are summarized below:

Year ended December 31, 1996                Available for sale  Held to maturity
--------------------------------------------------------------------------------
Gross gains                                         $1,456,991
Gross losses                                           249,224
--------------------------------------------------------------------------------
    Net gains                                       $1,207,767
================================================================================

Year ended December 31, 1995                Available for sale  Held to maturity
--------------------------------------------------------------------------------
Gross gains                                        $   462,419
Gross losses                                           365,254
--------------------------------------------------------------------------------
  Net gains                                       $     97,165
================================================================================


Year ended December 31, 1994                Available for sale  Held to maturity
--------------------------------------------------------------------------------
Gross gains                                        $   496,524            $1,072
Gross losses                                           142,126                87
--------------------------------------------------------------------------------
  Net gains                                        $   354,398            $  985
================================================================================

Investment securities at December 31, 1996 and 1995 include market values of approximately $2,640,000 and $2,655,000, respectively, of securities which are held by a unit investment trust, subject to certain put options held by the trust (see Note 9).

   Investment securities at December 31, 1996 and 1995 include approximately $202,041,000 and $60,523,000, respectively, pledged under various agreements, principally municipal deposits, letters of credit, lines of credit, and municipal option put securities.

NOTE 3-LOANS
--------------------------------------------------------------------------------

Substantially all of the Bank's loans are granted to borrowers concentrated primarily within Broome, Tioga, Chenango, Onondaga, and Chemung Counties, and other communities located in upstate New York.

NOTE 4-ALLOWANCE FOR POSSIBLE CREDIT LOSSES
--------------------------------------------------------------------------------
Changes in the allowance for possible credit losses at December 31 are presented in the following summary:

                                        1996          1995        1994
----------------------------------------------------------------------
Balance at beginning of year     $14,065,000   $13,354,163 $12,755,941
Recoveries credited                1,831,990       710,749   1,195,213
Provision for credit losses        9,971,256     7,332,612   3,717,184
Loans charged off                  8,814,599     7,332,524   4,314,175
----------------------------------------------------------------------
    Balance at end of year       $17,053,647   $14,065,000 $13,354,163
======================================================================

At December 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $8,548,653 and $12,218,125, respectively. A valuation allowance aggregating $3,229,314 was recorded against impaired loans at December 31, 1996. At December 31, 1995, a valuation allowance totaling $3,781,295 was recorded against impaired loans totaling $11,618,228 and no valuation allowance was recorded against impaired loans of $599,897 because the loans had been written down through charge-offs. The average recorded investment in impaired loans was approximately $8,837,230 in 1996 and $6,347,926 in 1995. The Bank recognized, on a cash basis, $146,403 and $31,905 of interest on impaired loans during 1996 and 1995, respectively (during the portion of the year they were impaired).

NOTE 5-LOAN SERVICING
--------------------------------------------------------------------------------

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $351,295,935 and $311,308,890 at December 31, 1996 and 1995, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $4,399,417 and $5,868,591 at December 31, 1996 and 1995, respectively.

     Mortgage servicing rights capitalized and amortization recognized on those rights was not significant.

NOTE 6-LOANS TO RELATED PARTIES
--------------------------------------------------------------------------------

At December 31, 1996, loans to directors and officers or to entities (or other shareholders of such entities) which owned or controlled 10% or more of the voting stock were $17,242,271. During 1996, new loans to such related parties amounted to $13,417,867 and repayments amounted to $3,676,565.

NOTE 7-BANK PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

A summary of bank premises and equipment at December 31 is shown as follows:

                                            1996             1995
-----------------------------------------------------------------
Land                                $  1,166,327      $ 1,166,327
Banking premises                      10,014,417        9,649,855
Furniture and equipment               10,182,162        8,558,317
-----------------------------------------------------------------
                                      21,362,906       19,374,499
Less: Accumulated depreciation        12,356,430       12,085,975
-----------------------------------------------------------------
                                    $  9,006,476      $ 7,288,524
=================================================================

NOTE 8-DUE TO DEPOSITORS
--------------------------------------------------------------------------------

A summary of amounts due to depositors at December 31 is shown as follows:


                                                                                       1996                1995
---------------------------------------------------------------------------------------------------------------
Savings accounts                                                            $   135,654,826     $   143,303,795
Money market deposit accounts                                                   249,321,647         223,356,746
Certificates of deposit                                                         614,743,002         534,568,547
NOW accounts                                                                     61,325,457          59,740,319
---------------------------------------------------------------------------------------------------------------
Commercial checking deposits                                                     57,007,369          45,495,773
---------------------------------------------------------------------------------------------------------------
                                                                             $1,118,052,301      $1,006,465,180
===============================================================================================================

Time deposits with balances in excess of $100,000 amounted to approximately $184,088,000 and $91,273,000 at December 31, 1996 and 1995, respectively. The approximate maturity of time deposits follows:


                                                            1996                                   1995
--------------------------------------------------------------------------------------------------------------
Year of Maturity                                    Amount       Percent                   Amount      Percent
--------------------------------------------------------------------------------------------------------------
1                                             $441,194,874       71.8%              $344,810,510       64.5%
2                                               87,975,176       14.3                 84,528,376       15.8
3                                               60,183,608        9.8                 52,609,687        9.8
4                                               18,691,645        3.0                 32,026,969        6.0
5 and over                                       6,697,699        1.1                 20,593,005        3.9
-----------------------------------------------------------------------------------------------------------
                                              $614,743,002      100.0%              $534,568,547      100.0%
============================================================================================================

NOTE 9-BORROWINGS
--------------------------------------------------------------------------------
The following is a summary of borrowings at December 31:


                                                                           1996         1995
-----------------------------------------------------------------------------------------------
Short-term borrowings:
    Municipal option put securities                                   $  1,998,728  $ 2,198,728
    Federal Home Loan Bank advances                                    113,000,000   95,150,000
    Current portion of long-term advance from Federal Home Loan Bank                  1,600,000
    Securities sold under repurchase agreements                          5,503,234
-----------------------------------------------------------------------------------------------
                                                                      $120,501,962  $98,948,728
===============================================================================================

Information related to short-term borrowings at December 31 is as follows:


                                                          1996              1995           1994
-----------------------------------------------------------------------------------------------
Outstanding balance at end of year                $120,501,962      $ 98,948,728   $ 77,428,336
Average interest rate                                     6.44%             5.88%          6.14%
Maximum outstanding at any month end              $127,656,192      $126,098,081   $102,817,666
Average amount outstanding during year            $ 91,604,941      $103,520,474   $ 82,889,931
Average interest rate during year                         5.62%             5.91%          4.46%
===============================================================================================

Average amounts outstanding and average interest rates are computed using weighted monthly averages.
     The collateral agent requires that the market value of the collateral for the municipal option put securities must be maintained at 150% of the outstanding balance of the agreements. The Bank has assigned mortgage-backed securities as collateral for the agreements. Such securities have a market value aggregating $6,094,000, and $4,751,000 at December 31, 1996 and 1995,
respectively.
     At December 31, 1996, the Bank had available a line of credit with the Federal Home Loan Bank of New York subject to the limitations of the New York State Banking Department regulations, of which $113,000,000 is outstanding as of December 31, 1996. This outstanding balance is collateralized by certain mortgage loans, mortgage-backed securities, and other investment securities under a blanket pledge agreement with the Federal Home Loan Bank of New York.
    Securities sold under repurchase agreements represent the purchase of interests in government securities by commercial checking customers which are repurchased by the Bank on the following business day. The government securities continue to be held by the Bank and the purchaser is precluded from engaging in repurchase transactions or otherwise pledging or hypothecating these securities.

NOTE 10-EMPLOYEE BENEFITS
--------------------------------------------------------------------------------

The Bank has a noncontributory qualified defined benefit pension plan covering substantially all employees. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. The Bank's policy is to fund the plan in amounts sufficient to pay liabilities.

     The net periodic pension cost for the years ended December 31, 1996, 1995, and 1994 is as follows:


                                                                    1996                 1995              1994
---------------------------------------------------------------------------------------------------------------
Service cost benefits earned during the year                $    576,260         $    493,306      $    519,688
Interest cost on projected benefit obligations                 1,021,787              963,427           815,787
Actual return on plan assets                                  (1,980,796)          (2,429,552)          (80,145)
Net amortization and deferral                                    709,533            1,221,199        (1,007,239)
---------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                $    326,784         $    248,380      $    248,091
===============================================================================================================

Plan assets consist primarily of listed stocks, governmental securities and cash equivalents. The following table represents a reconciliation of the funded status of the plan at October 1, 1996 and 1995 (date of the most recent actuarial studies):


                                                                                      1996              1995
---------------------------------------------------------------------------------------------------------------
Plan assets at fair value                                                         $15,990,200       $14,386,300
---------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
     Vested benefits                                                               11,129,652        10,667,300
     Nonvested benefits                                                               793,300           828,200
---------------------------------------------------------------------------------------------------------------
          Accumulated benefit obligation                                           11,922,952        11,495,500
Effect of future salary increases                                                   2,576,400         2,401,800
---------------------------------------------------------------------------------------------------------------
    Projected benefit obligation                                                   14,499,352        13,897,300
---------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit obligation                   1,490,848           489,000
Unrecognized net loss (gain)                                                         (253,260)        1,194,200
Unrecognized past service liability                                                  (193,500)         (218,300)
Unrecognized asset at date of adoption being recognized over 12 years                (338,100)         (504,600)
---------------------------------------------------------------------------------------------------------------
      Prepaid pension cost reflected in statements of condition                  $    705,988      $    960,300
===============================================================================================================

The actuarial present value of the projected benefit obligation shown in the above table is based on a discount rate of 7.75% and 7.50% for 1996 and 1995 and an assumed rate of increase in future compensation levels of 5.50% for 1996 and 1995. The expected long-term rate of return on assets was 8.75% for 1996 and 1995.
     The Bank has a defined contribution employee savings 401(k) plan. Full-time salaried employees, age twenty-one and older who have completed one year of service, are eligible to join the 401(k) plan. The Bank matches 100% of basic contributions up to 2.0% of each participant's annual contribution and 50% of contributions over 2.0% but not in excess of 3.0%. Contributions associated with the plan amounted to $197,593 in 1996, $201,526 in 1995, and $186,345 in 1994.
     The Bank currently provides certain life and health insurance benefits to substantially all employees.

The net postretirement benefit cost for the years ended December 31, 1996, 1995, and 1994 is as follows:


                                                                           1996             1995           1994
---------------------------------------------------------------------------------------------------------------
Service cost benefits earned during the year                           $114,013         $107,725       $117,614
Interest cost on benefit obligations                                    292,213          351,650        307,214
Net amortization and deferral                                           173,200          173,200        192,005
---------------------------------------------------------------------------------------------------------------
                                                                       $579,426         $632,575       $616,833
===============================================================================================================

The following sets forth a reconciliation of the plan's status at October 1, 1996 and 1995 (date of most recent actuarial studies):


                                                                                1996              1995
------------------------------------------------------------------------------------------------------
Retirees                                                                  $(2,234,600)     $(2,958,100)
Fully eligible active plan participants                                      (584,600)        (383,100)
Other active plan participants                                             (1,160,600)      (1,557,700)
------------------------------------------------------------------------------------------------------
    Total accumulated postretirement benefit obligation                    (3,979,800)      (4,898,900)
Plan assets at fair value
Unrecognized transition obligation being
     recognized over 20 years                                               2,771,000        2,944,200
Unrecognized net loss (gain)                                                 (435,800)         696,900
------------------------------------------------------------------------------------------------------
Accrued postretirement benefit obligation included in other liabilities   $(1,644,600)     $(1,257,800)
======================================================================================================

Medical costs were assumed to increase 9.5% in 1997 grading to 5.5% in 2005, and thereafter. The actuarial present value of the accumulated postretirement benefit obligation shown in the above table is based on a discount rate of 7.75% and 7.5% for 1996 and 1995, respectively. Increasing the assumed medical cost trend rate by 1.0% would increase the accumulated postretirement benefit obligation at October 1, 1996 by $167,200 and would not have a material effect on service cost.

NOTE 11-COMMITMENTS
--------------------------------------------------------------------------------
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of condition. The contract amount of those commitments and letters of credit reflects the extent of involvement the Bank has in those particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk:

                                                         1996               1995
--------------------------------------------------------------------------------
Commitments to extend credit                     $303,146,996       $212,880,009
Letters of credit                                  16,895,054         20,534,002
================================================================================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     Standby and other letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Most of these guarantees extend for periods ranging from three months to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since some of the letters of credit are expected to expire without being drown upon, the total commitment amounts do not necessarily represent future cash requirements.

     For both commitments to extend credit and letters of credit, the amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate. Outstanding loans sold with recourse approximated $930,000 as of December 31, 1996.

     As required by certain letters of credit agreements, the Bank has pledged as collateral, mortgage-backed securities having a market value of approximately $17,415,000 at December 31, 1996. The Bank has previously accrued $2,495,000, included in other liabilities, for the credit risk associated with a certain off-balance sheet letter of credit.

     The Bank rents facilities under leases expiring at various dates through 2016. Rent expense totaled approximately $423,000 in 1996, $382,000 in 1995, and $373,000 in 1994.

Approximate minimum rental commitments under existing noncancelable leases with remaining terms of one year or more are presented below:

Years ending December 31:
--------------------------------------------------------------
1997                                               $   380,872
1998                                                   386,272
1999                                                   326,070
2000                                                   294,753
2001                                                   242,914
Later years                                          1,155,439
--------------------------------------------------------------
    Total minimum lease payment                     $2,786,320
=============================================================

NOTE 12-INCOME TAXES
--------------------------------------------------------------------------------

The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to recognizing the tax effects of temporary differences between tax and financial reporting.

The provision (benefit) for income taxes consists of the following:

                                         1996            1995            1994
-----------------------------------------------------------------------------
Current                            $11,643,148      $8,699,290     $8,878,351
Deferred (benefit)                  (1,768,729)       (524,035)      (591,343)
-----------------------------------------------------------------------------
                                   $ 9,874,419      $8,175,255     $8,287,008
=============================================================================

The components of deferred income taxes at December 31, which are included in other assets are:



                                                1996        1995
-----------------------------------------------------------------
Assets:

    Investments                           $   594,534
    Allowance for possible credit losses    6,925,565  $5,769,771
    Deferred loan fees                        231,896     140,324
    Postretirement benefits                   671,819     515,651
    Non-accrual interest                      378,542     379,897
    Contingent liabilities                  1,019,208   1,019,208
    Other                                     522,054     150,850
-----------------------------------------------------------------
                                           10,343,618   7,975,701
-----------------------------------------------------------------

Liabilities:

    Depreciation                              523,104     423,325
    Pension benefits                          288,396     364,731
    Investments                                     0     202,099
    Mortgage servicing rights                  70,045      37,909
    Leases                                    187,361     191,878
-----------------------------------------------------------------
                                            1,068,906   1,219,942
-----------------------------------------------------------------
      Net deferred tax asset              $ 9,274,712  $6,755,759
=================================================================

A reconciliation between the federal statutory income tax rate and the effective income tax rate at December 31 follows:

                                            1996      1995     1994
--------------------------------------------------------------------
Federal statutory income tax rate           35.0%     35.0%     35.0%
Tax-exempt interest income                  (1.1)     (1.0)     (0.7)
Dividends received deduction                (0.2)     (0.3)     (0.6)
Other                                       (0.2)     (0.6)     (0.9)
--------------------------------------------------------------------
     Effective federal income tax rate      33.5%     33.1%     32.8%
====================================================================

NOTE 13-OPTIONS AND SHAREHOLDER RIGHTS
--------------------------------------------------------------------------------

The Company has a Long-Term Incentive and Capital Accumulation Plan (the "Incentive Plan") for the benefit of officers and certain other employees of the Company and its subsidiary. The Plan, as approved by shareholders at the 1996 Annual Meeting of Shareholders, provides for options to purchase a total of 300,000 shares of authorized common stock, of which options to purchase 69,000 shares have been granted as of December 31, 1996. At December 31, 1996, there were 231,000 options to purchase shares available for future grant under the Plan. Four kinds of rights are contained in the Incentive Plan and are available for grant: incentive stock options, non-statutory options, stock appreciation rights, and performance share awards. Only incentive options have been granted under the Incentive Plan. Options under this Plan have a 10 year term, and vest and become exercisable at 25% per year at the end of each of the first four years following the grant date. A similar incentive plan expired in September of 1995, with no further options available for grant.
     The Directors' Stock Option Plan (the "Directors' Plan"), as approved by shareholders at the 1994 Annual Meeting of Shareholders, provides for options to purchase 262,500 shares of authorized but unissued common stock by incumbent and future non-employee directors of the Company; 91,500 options to purchase shares have been granted as of December 31, 1996. At December 31, 1996, 171,000 options to purchase shares are available for future grant under the Directors' Plan. All options granted under the Directors' Plan are intended to be non-qualified options. Vesting occurs on the grant date, and options may be exercised six months after the grant date. Options terminate on the expiration date of the Directors' Plan in 2004. Under the Directors' Plan, to the extent options remain available for grant, upon initial election or appointment as a director, new non-employee directors of the Company will each receive a grant of an option to purchase 4,500 shares of common stock. Furthermore, in January of each year, each non-employee director, including any director who becomes a non-employee director prior to such anniversary, shall be granted an option to purchase 1,500 shares of common stock.

Activity in the Plans during 1996, 1995, and 1994 was as follows:

                                                                  Number of         Option Price
                                                                    Shares       Per Share  Aggregate
------------------------------------------------------------------------------------------------------
               Outstanding options at December 31, 1993            163,255     5.83-21.00   $2,166,904
1994:          Options forfeited                                      (500)         22.88      (11,438)
               Options exercised                                   (23,532)    5.83-24.00     (323,573)
               Options granted                                      74,000    22.88-29.00    1,746,750
------------------------------------------------------------------------------------------------------
               Outstanding options at December 31, 1994            213,223     5.83-29.00    3,578,643
1995:          Effect of three-for-two stock split                 106,591

               Options forfeited                                    (1,875)   15.25-18.25      (33,091)
               Options exercised                                   (40,000)    3.89-18.50     (399,393)
               Options granted                                      79,125    18.25-20.67    1,459,031
------------------------------------------------------------------------------------------------------
               Outstanding options at December 31, 1995            357,064     3.89-20.67    4,605,190
1996:          Options forfeited                                      (750)         25.75      (19,312)
               Options exercised                                   (73,502)    3.89-18.50     (788,878)

               Options granted                                      85,500    22.63-25.75    2,149,805
------------------------------------------------------------------------------------------------------
               Outstanding options at December 31, 1996            368,312     3.89-25.75   $5,946,805
======================================================================================================

Since the option price per share at the date of grant approximates the fair market value of the shares on the grant date, no expense is recognized as the stock options are exercised.
    During 1989, the Company adopted a shareholders' rights plan. Pursuant to the plan, the Company's Board of Directors declared a dividend of one right for each outstanding share of common stock. These rights will also be attached to common stock issued subsequent to the adoption of the plan. The rights can only be exercised when an individual or group intends to acquire or has acquired a defined amount of the Company's outstanding common shares. Each right will entitle the holder to receive common stock having a market value equivalent to two times the exercise price (as defined). The rights expire on June 1, 1999 and may be redeemed by the Company in whole at a price of $.01 per right.

NOTE 14-STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

The Company has two stock-based compensation plans, as described in Note 13. The Company has elected to follow APB Option No. 25 and related interpretations in accounting stock options granted under these plans. Under APB No. 25, because the exercise price of the Company's stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1996               1995
--------------------------------------------------------------------
Net Income:
    As reported                       $15,203,627        $12,594,091
    Pro forma                          15,054,549         12,478,223

Earnings Per Share:
    As reported                             $2.57              $1.98
    Pro forma                                2.55               1.96

The weighted average fair value of options granted during 1996 and 1995 were $6.09 and $7.02.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.25% for both years; expected volatility of 19.2% for both years; risk-free interest rates ranging from 5.5% to 6.8% in 1996 and 6.2% to 7.8% in 1995; and expected lives of 7.2 years for both 1996 and 1995.
     Options exercisable under the plans at December 31, 1996, 1995, and 1994 amounted to 266,218, 272,032, and 172,723, respectively. The weighted average exercise price of options exercisable at December 31, 1996, 1995 and 1994 were $13.64, $11.46, and $10.17, respectively.

The following table summarizes information about options outstanding at December 31, 1996:


                                            Options Outstanding                          Options Exercisable
----------------------------------------------------------------------------------------------------------------
                                                   Weighted
                                                    Average         Weighted                            Weighted
Range of                                          Remaining          Average                             Average
Exercise                       Shares           Contractual         Exercise             Number         Exercise
Prices                    Outstanding         Life in Years            Price         Exercisable          Price
---------------------------------------------------------------------------------------------------------------
$6.78 to $7.78                  85,800                 1.9          $ 7.16                85,800      $  7.16
$14 to $19.33                  193,262                 7.2           16.09               157,168        15.86
$20.67 to $25.75                89,250                 9.4           24.91                23,250        22.50
-------------------------------------------------------------------------------------------------------------
                               368,312                                                   266,218
=============================================================================================================

NOTE 15-SELECTED QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------

Summarized quarterly financial information (in thousands of dollars) for the years ended December 31, 1996 and 1995 are as follows:


                                           Three Months Ended                           Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                       3/31/96   6/30/96   9/30/96   12/31/96    3/31/95    6/30/95   9/30/95 12/31/95
-----------------------------------------------------------------------------------------------------------------------
Total interest income                  $25,268  $ 26,054   $26,864  $ 28,065   $ 23,853   $ 24,510   $ 25,413   $25,259
Total interest expense                  12,682    12,746    13,326    13,715     12,088     12,615     12,734    12,985
-----------------------------------------------------------------------------------------------------------------------
Net interest income                     12,586    13,308    13,538    14,350     11,765     11,895     12,679    12,274
Provision for credit losses              2,073     2,605     3,048     2,245      1,360      1,305      1,431     3,237
-----------------------------------------------------------------------------------------------------------------------
Net interest income after
     provision for credit losses        10,513    10,703    10,490    12,105     10,405     10,590     11,248     9,037
Gains (losses) on sale of investments       35       314       951       (92)       (17)      (175)       104       185
Gains (losses) on sale of loans            156      (231)       20        20         37         25       (189)       86
Non-interest income                      1,934     2,260     2,220     1,726      1,459      1,456      1,600     2,157
Operating expenses                       6,702     7,208     7,246     6,889      6,898      6,924      6,742     6,674
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes               5,936     5,838     6,435     6,870      4,986      4,972      6,021     4,791
Income taxes                             2,363     2,229     2,585     2,698      2,003      2,008      2,394     1,771
-----------------------------------------------------------------------------------------------------------------------
     Net income                        $ 3,573  $  3,609   $ 3,850  $  4,172   $  2,983   $  2,964   $  3,627   $ 3,020
=======================================================================================================================
Earnings per share:
Net income                             $  0.57  $   0.59   $  0.67  $   0.74   $   0.46   $   0.46   $   0.57   $  0.48
=======================================================================================================================

NOTE 16-FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," became effective for the Bank for the year ended December 31, 1992. This standard requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank. The fair value of off-balance-sheet financial instruments is not significant.

The net carrying amount and fair values of financial instruments (in thousands of dollars) at December 31 are as follows:


                                                                 1996                     1995
----------------------------------------------------------------------------------------------
                                               Carrying          Fair     Carrying        Fair
                                                 Amount         Value       Amount       Value
----------------------------------------------------------------------------------------------
Financial assets:
    Cash and cash equivalents               $    46,427   $    46,427   $   43,826  $   43,826
    Investment securities                       128,877       129,409      103,114     103,611
    Mortgage-backed securities                  158,788       159,004      143,978     144,272
    Loans                                     1,008,540     1,014,807      927,016     931,170
       Allowance for possible credit losses     (17,054)                   (14,065)
----------------------------------------------------------------------------------------------
          Net loans                             991,486     1,014,807      912,951     931,170
    Other financial assets                        1,567         1,567        1,280       1,280
----------------------------------------------------------------------------------------------
        Total financial assets              $ 1,327,145   $ 1,351,214   $1,205,149  $1,224,159
==============================================================================================

Financial liabilities:
    Deposits                                $ 1,118,052   $ 1,119,759   $1,006,465  $1,010,204
    Borrowings                                  120,502       118,531       98,949      98,138
----------------------------------------------------------------------------------------------
        Total financial liabilities         $ 1,238,554   $ 1,238,290   $1,105,414  $1,108,342
==============================================================================================

NOTE 17-REGULATORY MATTERS
--------------------------------------------------------------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                         For Capital
                                                  Actual                              Adequacy Purposes:
--------------------------------------------------------------------------------------------------------------------------
                                             Amount    Ratio                   Amount                       Ratio
--------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------------
   Total capital/to risk-weighted assets   $120,766 11.35%         More than or equal to $85,129 More than or equal to 8.0%
   Tier I capital/to risk-weighted assets  $107,418 10.09%         More than or equal to $42,564 More than or equal to 4.0%
   Tier I capital/to average assets        $107,418 8.36%          More than or equal to $38,570 More than or equal to 3.0%

As of December 31, 1995
---------------------------------------------------------------------------------------------------------------------------
   Total capital/to risk-weighted assets  $126,434 12.86%         More than or equal to $78,659 More than or equal to 8.0%
   Tier I capital/to risk-weighted assets $114,122 11.61%         More than or equal to $39,329 More than or equal to 4.0%
   Tier I capital/to average assets       $114,122  9.53%         More than or equal to $35,936 More than or equal to 3.0%

                                                                                To Be Well
                                                                         Capitalized Under
                                                                         Prompt Corrective
                                                                        Action Provisions:
-----------------------------------------------------------------------------------------------------------
                                                            Amount                           Ratio
-----------------------------------------------------------------------------------------------------------
As of December 31, 1996
-----------------------------------------------------------------------------------------------------------
   Total capital/to risk-weighted assets       More than or equal to $106,411  More than or equal to 10.0%
   Tier I capital/to risk-weighted assets      More than or equal to $63,846   More than or equal to 6.0%
   Tier I capital/to average assets            More than or equal to $64,284   More than or equal to 5.0%

As of December 31, 1995
-----------------------------------------------------------------------------------------------------------
   Total capital/to risk-weighted assets       More than or equal to $98,323   More than or equal to 10.0%
   Tier I capital/to risk-weighted assets      More than or equal to $58,994   More than or equal to 6.0%
   Tier I capital/to average assets            More than or equal to $59,893   More than or equal to 5.0%

NOTE 18-FINANCIAL INFORMATION-PARENT COMPANY
--------------------------------------------------------------------------------

STATEMENTS OF CONDITION


                                                                                          December 31,
                                                                                      1996            1995
                         --------------------------------------------------------------------------------------
ASSETS                   Cash and due from banks                                   $    411,242    $    206,672
                         Investment in Bank, at equity                              108,331,403     116,566,974
                         Other assets                                                    40,850
                         --------------------------------------------------------------------------------------
                                                                                   $108,783,495    $116,773,646
                         ======================================================================================
LIABILITIES AND          Other liabilities                                         $     54,500
SHAREHOLDERS'            Shareholders' Equity:
EQUITY                     Preferred stock, par value $.01 per share;
                              2,500,000 shares authorized; none issued
                           Common stock, par value $.01 per share;
                              30,000,000 shares authorized;
                              7,344,427 shares and 7,270,925 shares issued               73,444    $     72,709
                         Additional paid-in capital                                  27,824,147      26,861,407
                         Undivided profits                                          111,465,208     101,518,771
                         Unrealized appreciation (depreciation) in securities
                            available for sale, net                                    (876,647)        168,878
                         Treasury stock at cost; 1,735,128 and
                            1,027,528 shares                                        (29,757,157)    (11,848,119)
                         --------------------------------------------------------------------------------------
                               Total Shareholders' Equity                           108,728,995     116,773,646
                         --------------------------------------------------------------------------------------
                                                                                   $108,783,495    $116,773,646

STATEMENTS OF INCOME

                                                                                Years Ended December 31,
                                                                              1996           1995          1994
                         --------------------------------------------------------------------------------------
INCOME                   Dividends from Bank                           $23,166,228    $ 8,855,288   $ 7,294,673
                         Equity in undistributed net income of
                            Bank, net of dividends                      (7,364,645)     4,208,871     5,834,141
                         --------------------------------------------------------------------------------------
                               Total income                             15,801,583     13,064,159    13,128,814
                         --------------------------------------------------------------------------------------
EXPENSES                       Total expense                               597,956        470,068       257,473
                         --------------------------------------------------------------------------------------
                         NET INCOME                                    $15,203,627    $12,594,091  $ 12,871,341
                         ======================================================================================

STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                                   1996           1995          1994
              --------------------------------------------------------------------------------------
OPERATING     Net income                                   $ 15,203,627     $12,594,091  $12,871,341
ACTIVITIES    Adjustments to reconcile net income to
                  net cash provided by operating
                 activities:
                        Equity in undistributed net income
                        of Bank, net of dividends             7,364,645      (4,208,871)  (5,834,141)
                  (Increase) in other assets                    (40,852)
                  Increase  in other payables                    54,500
              --------------------------------------------------------------------------------------
                      Net cash provided by operating
                     activities                              22,581,920      8,385,220     7,037,200
              --------------------------------------------------------------------------------------

FINANCING     Dividends paid to shareholders                 (5,257,190)    (4,061,601)   (3,465,966)
ACTIVITIES    Purchases of treasury stock                   (17,909,038)    (4,793,687)   (4,184,800)
              Investment in subsidiary                                          (1,000)
              Proceeds from exercise of stock options           788,878        399,393       323,573
              --------------------------------------------------------------------------------------
                     Net cash used by financing activities  (22,377,350)    (8,456,895)   (7,327,193)
              --------------------------------------------------------------------------------------
               Net increase (decrease) in cash and cash
                    equivalents                                 204,570        (71,675)     (289,993)
              Cash and cash equivalents at beginning
                 of year                                        206,672        278,347       568,340
              --------------------------------------------------------------------------------------
              CASH AND CASH EQUIVALENTS
                 AT END OF YEAR                           $     411,242   $    206,672   $   278,347
              ======================================================================================

BSB Bank & Trust (Subsidiary of BSB Bancorp, Inc.) Officers

Executive
---------

Alex S. DePersis, President and Chief Executive Officer
Larry G. Denniston, Senior Vice President and Corporate Secretary
Cynthia A. Hicks, Assistant Corporate Secretary

Banking Operations

Arthur C. Smith, Executive Vice President-Retail Banking Officer

Branch Administration
Michael V. Radicchi, Administrative Vice President-Branch Administrator Jacqueline L. Michalek, Assistant Vice President and Assistant Branch Administrator James A. Berry, Assistant Vice President-Regional Business Development Officer Margaret J. Murray, Assistant Vice President-Regional Business Development Officer
Elizabeth I. Donahue, Senior Branch Officer
Marian M. Avery-Tierno, Branch Officer
Lori A. Micha, Branch Officer
Lucille E. Roberts, Branch Officer
Dana L. Lutsic, Business Development Officer-Banking Services
Laura Kur-Radicchi, Senior Branch Officer
Patricia A. Blair, Branch Officer
Denise G. Mughetti, Branch Officer
Rebecca L. Van Wie, Branch Officer

Operations
----------
Julia G. Kamishlian, Vice President-Banking Support Services
Thomas J. Lamphere, Assistant Vice President-Risk Management
James H. DiMascio, Assistant Vice President-Facilities and Services Glenn H. Cashel, Records and Research Officer

Systems
-------
Matthew W. Schaefer, Vice President            Joyce E. Burke, Systems Officer
Paul F. Santodonato, Technology Officer

Accounting
----------
Edward R. Andrejko, Senior Vice President and Chief Financial Officer Rexford C. Decker, Administrative Vice President and Controller
Donald R. Schmitt, Assistant Vice President-Assistant Controller
Kevin P. Harty, Assistant Vice President-Financial Information Officer

Trust
-----

Douglas R. Johnson, Senior Vice President and Senior Trust Officer Leslie J. Distin, Vice President and Trust Officer
John P. Riesbeck, Vice President and Trust Investment Officer

Financial Services
------------------

Pamela A. Kelley, Vice President

Lending Operations
------------------

Glenn R. Small, Executive Vice President, Senior Credit Officer

Commercial Lending
Edward P. Bahrenburg, Vice President                      Marvin F. Mastrangelo, Vice President
John B. Westcott, Vice President                          F. Mathew Zlomek, Vice President-Regional Loan Off.
Susan A. Burtis, Assistant Vice President                 Edward P. Michalek, Assistant Vice President
Kevin P. O'Hara, Assistant Vice President                 Lisa N. Kost, Commercial Loan Officer

Ann Marie F. Smith, Assistant Vice President-
Commercial Credit
Melody A. Gardner, Commercial Loan Operations Officer

Commercial Real Estate
Gary K. Hart, Administrative Vice President               William B. Meredith, Assistant Vice President

Consumer Lending
William T. Slote, Vice President
M. Peter Brady, Assistant Vice President-Adjustments/
Recovery Joseph Diorio, Assistant Vice President-
  Business Development
Joseph D. Dempsey, Consumer Credit Officer                Karen L. Thurber, Consumer Loans Operations Officer

Residential Mortgage Lending
Gary T. Drabo, Vice President                             Rose M. Colvson, Assistant Vice President
Allen E. Fuller, Assistant Vice President                 John J. Saraceno, Assistant Vice President
Robert L. Anderson, Jr., Assistant Vice President

Investments
-----------

Fielding Simmons III, Senior Vice President and
  Treasurer
Lawrence M. Harris, Assistant Vice President-
  Municipal Development Officer

Auditing
-------

Bruce R. Hayes, Administrative Vice President             Penne M. Gaeta, Assistant Auditor
  and Auditor

Human Resources
---------------

Patricia A. Phelps, Administrative Vice President         Roy W. Brock, Assistant Vice President
Patrick M. Gleason, Training Officer

Loan Review
-----------

Phyllis K. Gilroy, Vice President

Marketing
---------

Stephanie Garrison, Assistant Vice President, Marketing
Director

BSB Bancorp, Inc. Board of Directors
------------------------------------

Ferris G. Akel                                            Robert W. Allen
President                                                 President & Chief Executive Officer
Binghamton Giant Markets, Inc.                            Lehigh Valley Dairies, Inc.

William C. Craine                                         Alex S. DePersis
President & Chief Executive Officer                       President & Chief Executive Officer

Mang Group, Inc.

Helen A. Gamble                                           Thomas F. Kelly, Ph.D.
Community Volunteer                                       Vice President, Binghamton University
                                                          State University of New York

Herbert R. Levine                                         David  A. Niermeyer
Chairman of the Board                                     President & Chief Executive Officer
Van Cott Jeweler, Ltd.                                    Stakmore Co., Inc.

Mark T. O'Neil, Jr.                                       William H. Rincker
President & Chief Executive Officer                       Former Chairman & Chief Executive Officer,
United Health Services Inc.                               retired January 1, 1997

John V. Sponyoe                                           Thomas L. Thorn
President, Lockheed Martin                                Private Investor
Federal Systems, Owego

Directors Emeriti:
-----------------

Aubrey S. Bowen                                           Charles G. Brink
John J. Consey                                            Vincent J. Earley
Floyd H. Lawson, Jr.                                      Robert J. Nash
Dr. William L. Roberts                                    Edgar E. Severson
John V. Smith                                             Dr. J. Glezen Watts


The membership of the Board of Directors of BSB Bancorp, Inc. and BSB Bank &
Trust Company is identical. All members serve on both boards.

Officers:
--------
Alex S. DePersis                                          Glenn R. Small
President & Chief Executive Officer                       Executive Vice President, Senior Credit Officer

Arthur C. Smith                                           Edward R. Andrejko
Executive Vice President, Retail Banking Officer          Senior Vice President & Chief Financial Officer

Larry G. Denniston                                        Douglas R. Johnson
Senior Vice President & Corporate Secretary               Senior Vice President

Fielding Simmons III
Senior Vice President & Treasurer


Shareholder Information:
-----------------------
Corporate Headquarters:                                   Mailing address:
BSB Bancorp, Inc.                                         P.O. Box 1056
58-68 Exchange Street                                     Binghamton, New York
Binghamton. New York 13902

Annual Meeting:                                           Form 10-K Annual Report:
The Annual Meeting of Shareholders of BSB                 A copy of  BSB Bancorp, Inc. Form 10-K Annual Re-
Bancorp, Inc. will be held at 10:00 A.M. on               port may be obtained without charge upon written request
April 28, 1997, in the Sears Harkness Hall at the         to Larry G. Denniston, Senior Vice President and Secret-
Roberson Center for the Arts and Sciences,                ary, Shareholder Relations Department, BSB Bancorp,
30 Front Street, Binghamton, New York.                    Inc., 58-68 Exchange Street, Binghamton, New York
                                                          13902

Registrar and Transfer Agent:                             Auditors:
American Stock Transfer and Trust Company                 Coopers & Lybrand L.L.P.
40 Wall Street-46th Floor                                 One Lincoln Center
New York, New York 10005                                  Syracuse, New York 13202

Stock Listing:                                            General Counsel:
BSB Bancorp, Inc. common stock is traded over             Hinman, Howard & Kattell, L.L.P.
the counter and is listed on The Nasdaq Stock             Security Mutual Building
Market National Market System under the symbol            Binghamton, New York 13901

BSBN. High, low, and closing prices and daily trading volume are reported in most major news-papers as "BSB Bcp."

Special Counsel:                                          Shareholder Relations Department:
Hogan & Hartson L.L.P.                                    BSB Bancorp, Inc.
Columbia Square                                           58-68 Exchange Street
555 13th Street, N.W.                                     Binghamton, New York 13902
Washington, D.C. 20004                                    (607) 779-2406