Form 10-Q
period 1997-03-31
BSB BANCORP INC
filed 1997-05-13
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                --------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: O-17177

                                 BSB BANCORP, INC.
                                 ----------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                        16-1327860
           -------------------------------    ------------------------
           (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER NUMBER)
           INCORPORATION OR ORGANIZATION)

               58-68 EXCHANGE STREET, BINGHAMTON, NEW YORK 13902
              ---------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (607) 779-2492

                                      N/A
                        ------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES: [X] NO:[_]



     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF MARCH 31, 1997:
5,661,849 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                         PAGE
------------------------------

 Item 1: Financial Statements
 ------
           Consolidated Statements of Condition
           March 31, 1997 and December 31, 1996 .....................    1

           Consolidated Statements of Income Three Months
           Ended March 31, 1997 and March 31, 1996 ..................    2

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997
           and March 31, 1996 .......................................    3

           Consolidated Statements of Changes in
           Shareholders' Equity Three Months Ended
           March 31, 1997 and March 31, 1996 ........................    4

           Notes to Consolidated Financial Statements ...............    5


Item 2: Management's Discussion and Analysis of
------     Financial Condition and Results of Operations ............ 6-13

PART II.  OTHER INFORMATION
---------------------------

           Item 1-6 .................................................   14

           Signature Page ...........................................   15

Item 1 - Financial Statements

----------------------------------------------------------------------------
BSB BANCORP, INC.                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF CONDITION
-----------------------------------------------------------------------------

                                                      MARCH 31,  DECEMBER 31,
                                                          1997           1996
-----------------------------------------------------------------------------
ASSETS

Cash and due from banks                            $    31,178    $    46,427
Investment securities available for sale               257,463        263,602
Investment securities held to maturity
   (market value $25,801 and $24,822)                   25,125         24,062
Mortgages held for sale                                  2,903          1,567
Loans:
   Commercial                                          585,326        536,779
   Consumer                                            229,822        217,068
   Real estate                                         258,221        254,693
-----------------------------------------------------------------------------
      Total loans                                    1,073,369      1,008,540
Less: Unearned discounts                                   551            594
          Allowance for possible credit losses          17,556         17,054
-----------------------------------------------------------------------------
               Net loans                             1,055,262        990,892
Bank premises and equipment                              8,842          9,007
Accrued interest receivable                             10,321          9,352
Other real estate                                        1,273          1,393
Intangible assets                                        2,114          2,188
Other assets                                            19,315         14,630
-----------------------------------------------------------------------------
                                                   $ 1,413,796    $ 1,363,120
=============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                  $ 1,119,656    $ 1,118,052
Borrowings                                             165,695        120,502
Other liabilities                                       17,798         15,837
Commitments
Shareholders' Equity:
   Preferred Stock, par value $0.01 per share;
        authorized 2,500,000 shares; none issued             0              0
   Common Stock, par value $0.01 per share;
        authorized 30,000,000 shares; 7,396,977
        shares and 7,344,427 shares issued                  74             73
   Additional paid-in capital                           28,481         27,824
   Undivided profits                                   114,060        111,466
   Unrealized depreciation in
        securities available for sale, net              (2,211)          (877)
   Treasury stock, at cost: 1,735,128
       and 1,735,128 shares                            (29,757)       (29,757)
-----------------------------------------------------------------------------
         Total Shareholders' Equity                    110,647        108,729
-----------------------------------------------------------------------------
                                                   $ 1,413,796    $ 1,363,120
=============================================================================

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME           (IN THOUSANDS-EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED MARCH 31,
                                                            1997           1996

-------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                         $    23,620    $   20,963
   Interest on investment securities                        5,058         4,254
   Interest on mortgages held for sale                         13            51
-------------------------------------------------------------------------------
           Total interest income                           28,691        25,268
-------------------------------------------------------------------------------
Interest expense:
   Interest on savings deposits                               945         1,010
   Interest on time accounts                                8,329         7,742
   Interest on money market deposit accounts                2,770         2,445
   Interest on NOW accounts                                   194           193
   Interest on borrowed funds                               2,131         1,292
-------------------------------------------------------------------------------
      Total interest expense                               14,369        12,682
-------------------------------------------------------------------------------
Net interest income                                        14,322        12,586
Provision for credit losses                                 2,460         2,073
-------------------------------------------------------------------------------
Net interest income after provision for credit losses      11,862        10,513
Gains (losses) on sale of securities                           (4)           35
Gains (losses) on sale of loans                                (1)          156
Non-interest income:

   Service charges on deposit accounts                        519           419
   Credit card fees                                           141           801
   Mortgage servicing fees                                    279           271
   Fees and commissions-brokerage services                    117           118
   Trust fees                                                 159           140
   Other charges, commissions, and fees                       163           185
-------------------------------------------------------------------------------
      Total non-interest income                             1,378         1,934
-------------------------------------------------------------------------------
Non-interest expense:
   Salaries, pensions, and other employee benefits          3,375         3,214
   Building occupancy                                         696           594
   Computer service fees                                      213           221
   Services                                                   441           571
   FDIC insurance                                              19            18
   Goodwill                                                    74            74
   Interchange fees                                           105           440
   Other real estate                                          250           136
   Other expenses                                           1,444         1,434
-------------------------------------------------------------------------------
      Total non-interest expense                            6,617         6,702
-------------------------------------------------------------------------------
Income before income taxes                                  6,618         5,936
Provision for income taxes                                  2,609         2,363
-------------------------------------------------------------------------------
NET INCOME                                            $     4,009    $    3,573
===============================================================================
Earnings per share:                                   $      0.71    $     0.57
===============================================================================
Average shares outstanding                              5,630,763     6,216,018

The accompanying notes are an integral part of the financial statements.

-----------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                      (IN THOUSANDS)
-----------------------------------------------------------------------------------------
                                                              Three Months Ended March 31,
                                                                     1997            1996
-----------------------------------------------------------------------------------------
Operating activities:
   Net income                                                        $  4,009    $  3,573
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Provision for credit losses                                    2,460       2,073
         Realized losses (gains) on available for sale
            investment securities                                           4         (35)
         Other (gains) and losses, net                                     (3)       (161)
         Depreciation and amortization                                    440         329
         Net amortization of premiums and discounts
            on investment securities                                       95           1
         Net accretion of premiums and discounts on loans                 (44)        (18)
         Sales of loans originated for sale                             5,599       6,055
         Net increase in loans originated for sale                     (6,936)     (7,126)
         Writedowns of other real estate                                   81         145
         Increase (decrease) in other assets and liabilities           (2,737)      1,867
-----------------------------------------------------------------------------------------
           Net cash provided by operating activities                    2,968       6,703
-----------------------------------------------------------------------------------------
Investing activities:
   Proceeds from calls of held to maturity investment securities          171         500
   Purchases of held to maturity investment securities                 (1,304)    (10,620)
   Principal collected on held to maturity investment securities          377       1,086
   Proceeds from sales of available for sale investment securities     36,362      41,363
   Purchases of available for sale investment securities              (39,475)    (47,406)
   Principal collected on available for sale investment securities      6,556       5,368
   Net increase in longer-term loans                                  (71,421)    (26,838)
   Proceeds from sales of loans                                         4,557      15,894
   Proceeds from sales of other real estate                               109         332
   Other                                                                 (189)       (436)
-----------------------------------------------------------------------------------------
              Net cash used by investing activities                   (64,257)    (20,757)
-----------------------------------------------------------------------------------------
Financing activities:
   Net decrease in demand deposits, NOW accounts, savings
      accounts, and money market deposit accounts
      (net of deposits acquired)                                         (733)       (216)
   Net increase in time deposits (net of deposits acquired)             2,337      27,726
   Net increase (decrease) in short-term borrowings (90 days)          45,193     (17,650)
   Proceeds from exercise of stock options                                657         240
   Purchases of treasury stock                                              0      (3,208)
   Dividends paid                                                      (1,414)     (1,243)
-----------------------------------------------------------------------------------------
              Net cash provided by financing activities                46,040       5,649
-----------------------------------------------------------------------------------------
                 Decrease in cash and cash equivalents                (15,249)     (8,405)
Cash and cash equivalents at beginning of year                         46,427      43,826
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 31,178    $ 35,421
========================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:

      Interest credited on deposits and paid on other borrowings     $ 13,157    $ 12,016
-----------------------------------------------------------------------------------------
      Income taxes                                                   $    597    $    215
-----------------------------------------------------------------------------------------

   Non-cash investing activity:

      Securitization of mortgage loans and transfers
         to other real estate                                        $     79    $    291
-----------------------------------------------------------------------------------------
      Unrealized depreciation in securities                          $ (2,290)   $ (2,318)
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                      (IN THOUSANDS-EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------

                                                                                       Unrealized
                                                                                     Appreciation
                                                                                    (Depreciation)
                                                    Additional                      In Marketable
Three Months Ended March 31,              Common      Paid-In  Undivided   Treasury        Equity
1996                                       Stock     Capital     Profits      Stock    Securities    Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995             $    73    $ 26,861    $101,519   $(11,848)   $   169    $116,774
Increase in unrealized depreciation in
   available for sale securities                                                        (1,351)     (1,351)
Net income                                                         3,573                             3,573
Stock options exercised                                 240                                            240
Cash dividend paid on common
   stock ($0.20 per share)                                        (1,243)                           (1,243)
Treasury stock purchased                                                     (3,208)                (3,208)
----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                $    73    $ 27,101    $103,849   $(15,056)     $(1,182) $114,785
==========================================================================================================

Three Months Ended March 31,
1997
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             $    73    $ 27,824    $111,465   $(29,757)   $    (876) $108,729
Increase in unrealized depreciation in
   available for sale securities                                                          (1,335)   (1,335)
Net income                                                         4,009                             4,009
Stock options exercised                        1         657                                           658
Cash dividend paid on common
   stock ($0.25 per share)                                        (1,414)                           (1,414)
----------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                $    74    $ 28,481    $114,060   $(29,757)     $(2,211) $110,647
==========================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1996 data in the Consolidated Statements of Condition is derived from the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's 1996 Annual Report to Shareholders.

(2) Outstanding stock options were excluded from the weighted average number of shares because their dilutive effect is not material. Fully diluted earnings per common share have not been presented because it is not significantly different from primary earnings per share.

(3) In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". This pronouncement will be required to be implemented in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The pronouncement will not have any effect on the calculation of basic earnings per share, and diluted earnings per share is expected to reflect less than 3% dilution.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

   BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $4,009,000, or $0.71 per share, for the quarter ended March 31, 1997, as compared to net income of $3,573,000, or $0.57 per share, for the quarter ended March 31, 1996. All references to the Company herein are intended to include the activities of the Bank, the Company's wholly owned subsidiary.

   On April 28, 1997, the Board of Directors announced the quarterly cash dividend of $0.25, payable June 10, 1997 to shareholders of record at the close of business on May 23, 1997.

Financial Condition
-------------------

   During the first three months of 1997, the Bank originated $52.4 million commercial loans, which contributed to a net increase in the commercial loan portfolio from $536.8 million at December 31, 1996 to $585.3 million at March 31, 1997. The interest rates on these loans are generally tied to the Company's Prime Rate. Consumer loans increased from $217.1 million to $229.8 million, and during this period, the Bank originated $38.8 million in consumer loans and sold $387,000 in student loans. Real estate loans increased from $254.7 million at December 31, 1996 to $258.2 million at March 31, 1997. During this period, the Bank originated $21.1 million of real estate loans and sold $9.8 million. Total assets increased from $1,363.1 million at December 31, 1996 to $1,413.8 million at March 31, 1997.

   Total deposits increased from $1,118.1 million at December 31, 1996 to $1,119.7 million at March 31, 1997. The Company's borrowings increased from $120.5 million at December 31, 1996 to $165.7 million at March 31, 1997.

   Shareholders' equity increased from $108.7 million to $110.6 million during the first three months of 1997. This increase is a result of a $1.3 million increase in unrealized depreciation in securities available for sale, as required under SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities", and cash dividends paid to shareholders of $1.4 million. This was offset by Company earnings of $4.0 million and $0.7 million of stock options exercised during the period.

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

                                                                          Three Months Ended March 31,
                                                                    1997                              1996
------------------------------------------------------------------------------------------------------------------------
                                                       Average                   Yield/   Average                Yield/
                                                       Balance     Interest       Rate    Balance   Interest      Rate
------------------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)
Interest-earning assets:
  Commercial loans                                  $  547,288   $   13,044       9.53% $ 449,365    $10,767       9.58%
  Consumer loans                                       221,090        5,171       9.36    198,578      4,671       9.41
  Real estate loans                                    254,333        5,405       8.50    268,138      5,525       8.24
  Investment securities                                289,607        5,058       6.99    248,190      4,254       6.86
  Mortgages held for sale                                1,735           13       3.00      1,184         51      17.23
------------------------------------------------------------------------------------------------------------------------
   Total  interest-earning assets                    1,314,053       28,691       8.73  1,165,455     25,268       8.67
------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                             69,996                             72,748
------------------------------------------------------------------------------------------------------------------------
      Total assets                                  $1,384,049                         $1,238,203
========================================================================================================================

Interest-bearing liabilities:
   Deposits and mortgage escrow funds               $1,096,120   $   12,238       4.47% $1,012,874    $11,390       4.50%
   Borrowings                                          158,016        2,131       5.39      91,343      1,292       5.66
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   1,254,136   $   14,369       4.58   1,104,217    $12,682       4.59
------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                        18,112                              16,686
------------------------------------------------------------------------------------------------------------------------
       Total liabilities                             1,272,248                           1,120,903
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                   111,801                             117,300
------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity   $1,384,049                          $1,238,203
========================================================================================================================
Net interest income/net interest rate spread                     $   14,322       4.15%               $12,586      4.08%
========================================================================================================================
Net earnings assets/net interest rate margin                     $   59,917       4.36%              $61,238       4.32%
========================================================================================================================
Ratio of interest-earning assets to
    interest-bearing liabilities                                                 1.05X                             1.06X
========================================================================================================================

   The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                      Three Months Ended March 31,
                                                             1997 Compared to 1996
                                                             Increase (Decrease)
                                                     Volume       Rate        Net
---------------------------------------------------------------------------------
                                                             (In Thousands)
Interest income on interest-earning assets:
   Commercial loans                                 $ 2,663    $  (386)   $ 2,277
   Consumer loans                                       667       (167)       500
   Real estate loans                                   (939)       819       (120)
   Investment securities                                722         82        804
   Mortgages held for sale                              108       (146)       (38)
---------------------------------------------------------------------------------
       Total                                        $ 3,221    $   202    $ 3,423
=================================================================================

Interest expense on interest-bearing liabilities:
   Deposits and mortgage escrow funds               $ 1,347    $  (499)   $   848
   Borrowings                                         1,251       (412)       839
---------------------------------------------------------------------------------
                                                      2,598       (911)     1,687
---------------------------------------------------------------------------------
      Total                                         $   623    $ 1,113    $ 1,736
=================================================================================

Interest Income
---------------

   The Company's interest income on earning assets increased from $25.3 million for the three months ended March 31, 1996 to $28.7 million for the three months ended March 31, 1997. This increase in interest income was the result of an increase in the average balance of earning assets from $1,165.5 million to $1,314.1 million and an increase in the yield on earning assets from 8.67% to 8.73% for the three months ended March 31, 1996 and 1997, respectively. The commercial loan average balance increased $97.9 million from the first quarter of 1996 to $547.3 million for the first quarter of 1997. The yield on commercial loans declined from 9.58% to 9.53% for the same period. The volume change for the commercial loan portfolio was the largest contributor to the increase in interest income. Despite high levels of competition in the Company's lending markets for indirect auto and direct loans, the Company continues to emphasize origination of these loans, which add to the Company's market base for potential business. Despite such competition and coupled with the continued softness in the local economy, the average balance of consumer loans increased 11.3% to $221.1 million for the three-month period ended March 31, 1997 compared to the three months ended March 31, 1996, which contributed to increases in interest income of $0.5 million for the three months ended March 31, 1997. Average balances of real estate loans decreased $13.8 million to $254.3 million for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This period reflected an increase in yield from 8.24% to 8.50%, but the reduced average balances resulted in a decline of $120,000 in interest income from real estate loans to $5.4 million. The average balance of investment securities increased from $248.2 million for the first quarter of 1996 to $289.6 million for the first quarter of 1997,and yields increased for this same period from 6.86% to 6.99%. These two events contributed to an increase in interest income of $0.8 million comparing the respective quarters.

Interest Expense
----------------

   Total interest expense increased by $1.7 million for the quarter ended March 31, 1997 as compared to the same period in 1996. The average balance of all interest-bearing liabilities increased from $1,104.2 million for the quarter ended March 31, 1996 to $1,254.1 million for the quarter ended March 31, 1997. This increase accompanies a decrease in the average rate paid on all interest-bearing liabilities from 4.59% to 4.58% during the respective period. One component of the change in interest-bearing liabilities is the average balance of borrowings increasing from $91.3 million for the three months ended March 31, 1996 to $158.0 million for the three months ended March 31, 1997. The borrowing balance augments deposits to fund the loan growth principally in the commercial loan area when needed. This increase in average balance was coupled with a decrease in the rate paid on borrowings from 5.66% to 5.39% during this period to reflect higher borrowing costs from $1.3 million for the three months ended March 31, 1996 to $2.1 million for the same period in 1997. The average balance of deposits increased from $1,012.9 million during the three months ended March 31, 1996 to $1,096.1 million during the same period in 1997. The increase in the average balance of deposits, despite the 3 basis point decrease in the average rate paid on such funds, resulted in an increase in interest paid on deposits from $11.4 million for the first quarter of 1996 to $12.2 million for the first quarter of 1997.

Provision for Credit Losses
---------------------------

   The provision for credit losses increased from $2.1 million to $2.5 million for the quarters ended March 31, 1996 and March 31, 1997, respectively. The allowance for possible credit losses increased to $17.6 million as of March 31, 1997, compared to $17.1 million as of December 31, 1996. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

   Non-interest income decreased from $1.9 million to $1.4 million for the three months ended March 31, 1996 to March 31, 1997, respectively. This decline was largely attributable to the loss of one large merchant credit card relationship in the fourth quarter of 1996; a reduction of future income is expected to be substantially offset by a reduction in the processing fee expenses associated with that merchant.

Gains (Losses) On Sale of Securities
------------------------------------

   Losses on sale of securities was $4,000 for the first quarter of 1997 compared to gains of $35,000 for the same quarter of 1996.

Gains (Losses) On Sale of Loans
-------------------------------

   The practice of the Bank has been to sell or securitize long-term, fixed-rate residential mortgage loans. As a result of this practice, the Bank securitized or sold $9.8 million of mortgage loans for the first three months of 1997 as compared to having sold $12.2 million for the first three months of 1996. Of the $12.0 million of residential mortgage loans originated in the first three months of 1997, only $1.7 million were adjustable-rate loans. During the first quarter of 1997, losses of $1,000 were realized. This was the combined activity of gains on residential mortgage sales of $45,000 and gains from recording originating mortgage servicing rights of $27,000 for the quarter. The balance was adjustments on mortgages available for sale that were marked to market and adjustments of previously recorded mortgage servicing gains.

Non-interest Expense
--------------------

   Non-interest expense decreased from $6.7 million to $6.6 million for the quarters ended March 31, 1996 and 1997, respectively. The major change in components of non-interest expense was a decrease in the credit card merchant transaction base expense associated with the loss of servicing one large credit card customer and the ensuing decreased transactions. These interchange fee expenses decreased from $0.4 million for the first quarter of 1996 to $0.1 million for the same quarter of 1997. There was also an increase of $114,000 in ORE expenses. Services for the quarter ended March 31, 1996 were $571,000 decreasing to $441,000 for the same quarter of 1997.

Income Taxes
------------

   The income tax expense was $2.4 million and $2.6 million for the quarters ended March 31, 1996 and March 31, 1997, respectively.

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

                                                   MARCH 31,       DECEMBER 31,
                                                        1997               1996
-------------------------------------------------------------------------------
                                                                 (In Thousands)
Commercial loans:
     Non-accrual loans                                      $ 5,623     $ 6,130
Consumer loans:
     Accruing loans 90 days overdue                              93         236
Residential real estate loans:
     Non-accrual loans                                        1,768       1,556
Commercial real estate loans:
     Non-accrual loans                                        4,430       4,295
-------------------------------------------------------------------------------
           Total non-performing loans and accruing
               loans 90 days overdue                        $11,914     $12,217
-------------------------------------------------------------------------------
Total non-performing loans to total gross loans                1.11%       1.21%
===============================================================================
Total real estate acquired in settlement of
     loans at lower of cost or fair value                   $ 1,273     $ 1,393
Total non-performing loans and real estate
    acquired in settlement
     of loans at fair value to total assets                    0.93%       1.00%

   Total non-performing loans and other real estate owned decreased to $13.2 million, or 0.93% of total assets at March 31, 1997, compared to $13.6 million, or 1.00% of total assets at December 31, 1996.

   At December 31, 1996, 36 non-performing residential real estate loans totaled $1.6 million. At March 31, 1997, non-performing residential real estate loans totaled $1.8 million and included 29 loans.

   At December 31, 1996, non-performing commercial real estate loans totaled $4.3 million, and included 8 loans ranging in size from $62,000 to $1.8 million. At March 31, 1997, non-performing commercial real estate loans remained stable at $4.4 million and consisted of 9 loans ranging in size from $123,000 to $1.8 million.

   Non-performing commercial loans at December 31, 1996 totaled $6.1 million and included 41 individual loans ranging in size from $600 to $1.6 million. At March 31, 1997, non-performing commercial loans decreased to $5.6 million and consisted of 32 individual loans ranging in size from $7,000 to $1.6 million.

   The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1996, the Company had $236,000 of loans greater than 90 days past due on which it was accruing interest, as compared to $93,000 at March 31, 1997. As of each date, the only such loans were consumer loans.

   At March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $7,961,564 with a corresponding valuation allowance of $2,513,441.

   At December 31, 1996, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $1.4 million, which consisted of 12 single-family residential properties with a book value totaling $712,000 and 7 local commercial real estate properties with a book value of $682,000. At March 31, 1997, ORE totaled $1.3 million, which consisted of 9 single-family residential properties totaling $601,000 and 7 local commercial real estate properties with a book value of $672,000.

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

   The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                             Three Months Ended
                                                                      March 31,
                                                         1997              1996
-------------------------------------------------------------------------------
                                                                 (In Thousands)

Average gross loans outstanding                          $1,040,528    $931,109
===============================================================================
Allowance at beginning of period                         $   17,054    $ 14,065
-------------------------------------------------------------------------------

Charge-offs:
    Commercial loans                                          1,297       1,243
    Consumer loans                                              409         348
    Residential real estate loans                                33          30
    Commercial real estate loans                                489         176
-------------------------------------------------------------------------------
Total loan charge-offs                                        2,228       1,797
Recoveries:
    Commercial loans                                            105         138
    Consumer loans                                              160         111
    Residential real estate loans                                 0           0
    Commercial real estate loans                                  5         122
-------------------------------------------------------------------------------
Total recoveries                                                270         371
-------------------------------------------------------------------------------
Net charge-offs                                               1,958       1,426
-------------------------------------------------------------------------------
Provision for credit losses charged to operating expenses     2,460       2,073
-------------------------------------------------------------------------------
Allowance at end of period                               $   17,556    $ 14,712
===============================================================================

Ratio of net charge-offs to:
    Average total loans outstanding (annualized)               0.75%       0.61%
Ratio of allowance to:
    Non-performing loans                                     147.36%     108.51%
    Period-end total loans outstanding                        1.64 %      1.57 %

   During the first quarter of 1997, the Bank charged-off $2.2 million of loans compared to $1.8 million for the first quarter of 1996. Charge-offs on commercial loans increased from $1.2 million for the quarter ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses.

Sources of Funds
----------------

   Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The average balance of all interest-bearing liabilities increased from $1,104.2 million for the three-month period ended March 31, 1996 to $1,254.1 million for the same period ended March 31, 1997, an increase of $149.9 million. With the conversion of the Bank to a state-chartered commercial bank in 1995, the Bank was allowed to accept deposits from local municipalities. This significant source of funds has contributed to the increase in all interest-bearing liabilities by showing an increase in average balance from $42.1 million for the quarter ended March 31, 1996 to $101.2 million for the quarter ended March 31, 1997, an increase of $59.1 million. To further fund loan growth, borrowings increased from an average balance of $91.3 million to $158.0 million for the quarter ended March 31, 1996 to the same quarter ended March 31, 1997. Of this $66.7 million increase, $61.7 million was from the Federal Home Loan Bank of New York ("FHLB"). Of the remaining $24.1 million increase in average balance of all interest-bearing liabilities, a $23.4 million increase was reflected for money market certificates. The net changes in average balances of the deposit types, savings deposits, certificates of deposit, and brokered deposits accounted for the small remainder of the increase in interest-bearing balances of $0.7 million.

Liquidity and Capital Resources
-------------------------------

   A fundamental objective of the Company is to effectively manage its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

   The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as longand short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At March 31, 1997, the total of approved loan commitments amounted to $76.7 million. Scheduled maturities of borrowings during the next twelve months are $165.7 million. Savings certificates, which are scheduled to mature during the next twelve months, totaled $407.5 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At March 31, 1997, the Company had no long-term borrowings.

   At March 31, 1997, the Company's Tier I leverage ratio, as defined in guidelines, was 7.96%, which exceeds the current requirements for the Company. March 31, 1997, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 11.01%.

   The Company's book value per common share increased from $19.38 at December 31, 1996 to $19.54 at March 31, 1997.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

   The stock of the Company is listed on The NASDAQ Stock Market National Market System under the symbol "BSBN". As of March 31, 1997, the Company had 1,537 shareholders of record and 5,661,849 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

   The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

                                                                Cash
                                          Price Range      Dividends
1996                                    High        Low    Per Share
-------------------------------------------------------------------
First Quarter                         $26.50      $21.75      $0.20
Second Quarter                         26.75       25.25      $0.22
Third Quarter                          26.25       24.75      $0.22
Fourth Quarter                         27.75       25.38      $0.25

1997
-------------------------------------------------------------------
First Quarter                         $32.00      $25.75      $0.25

                          PART II - OTHER INFORMATION

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

                                       BSB BANCORP, INC.

Date:       May 13, 1997           By:   /s/  Alex S. DePersis
         ---------------------          ------------------------
                                              ALEX S. DEPERSIS
                                              President and Chief Executive
                                                 Officer

Date:       May 13, 1997           By:  /s/    Edward R. Andrejko
         ---------------------          ---------------------------
                                               EDWARD R. ANDREJKO
                                               Senior Vice President and
                                                 Chief Financial Officer