Form 10-Q
period 1997-06-30
BSB BANCORP INC
filed 1997-08-14
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM            TO
                                                -----------   ----------

                        COMMISSION FILE NUMBER: O-17177
                                                -------

                               BSB BANCORP, INC.
                               ----------------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        16-1327860
        -----------------                               -----------------
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

                                      N/A
                          --------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES: [X]     NO:[ ]

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF JULY 31, 1997: 5,689,765 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

  Item 1:   Financial Statements
  -------

               Consolidated Statements of Condition
               June 30, 1997 and December 31, 1996....................      1

               Consolidated Statements of Income Three Months
               and Six Months Ended June 30, 1997 and June 30,
               1996...................................................      2

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997
               and June 30, 1996......................................      3

               Consolidated Statements of Changes in
               Shareholders' Equity Six Months Ended
               June 30, 1997 and June 30, 1996........................      4

               Notes to Consolidated Financial Statements.............      5


  Item 2:   Management's Discussion and Analysis of
  -------
               Financial Condition and Results of Operations..........      6-14

PART II.  OTHER INFORMATION

               Items 1-6..............................................     15-16

               Signature Page.........................................        17

Item 1 - Financial Statements

---------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION                    (DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------
                                                                        JUNE 30,        DECEMBER 31,
                                                                         1997               1996
----------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                             $    45,234         $     46,427
Investment securities available for sale                                263,105              263,602
Investment securities held to maturity (market value $18,192
  and $24,822)                                                           17,914               24,062
Mortgages held for sale                                                   4,105                1,567
Loans:
   Commercial                                                           591,817              536,779
   Consumer                                                             258,954              217,068
   Real estate                                                          256,120              254,693
----------------------------------------------------------------------------------------------------
        Total loans                                                   1,106,891            1,008,540
Less:   Unearned discounts                                                  297                  594
          Allowance for possible credit losses                           17,915               17,054
----------------------------------------------------------------------------------------------------
               Net loans                                              1,088,679              990,892
Bank premises and equipment                                               9,487                9,007
Accrued interest receivable                                               9,935                9,352
Other real estate                                                         3,891                1,393
Intangible assets                                                         2,041                2,188
Other assets                                                             21,335               14,630
----------------------------------------------------------------------------------------------------
                                                                     $1,465,726           $1,363,120
====================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                                    $1,138,868           $1,118,052
Borrowings                                                              194,894              120,502
Other liabilities                                                        17,752               15,837
Commitments
Shareholders' Equity:
   Preferred Stock, par value $0.01 per share;
        authorized 2,500,000 shares; none issued                              0                    0
   Common Stock, par value $0.01 per share;
        authorized 30,000,000 shares; 7,412,388
        shares and 7,344,427 shares issued                                   74                   73
   Additional paid-in capital                                            28,702               27,824
   Undivided profits                                                    116,761              111,466
   Unrealized depreciation
        in securities available for sale, net                            (1,568)                (877)
   Treasury stock, at cost: 1,735,128 and  1,735,128 shares             (29,757)             (29,757)
----------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                     114,212              108,729
----------------------------------------------------------------------------------------------------
                                                                     $1,465,726           $1,363,120
====================================================================================================

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME                        (DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                          1997         1996          1997       1996
----------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                          $25,085      $21,786       $48,705    $42,750
   Interest on investment securities                     4,845        4,189         9,903      8,442
   Interest on mortgages held for sale                      72           79            85        130
----------------------------------------------------------------------------------------------------
      Total interest income                             30,002       26,054        58,693     51,322
Interest expense:
   Interest on savings deposits                            981        1,025         1,926      2,036
   Interest on time accounts                             8,699        7,883        17,029     15,625
   Interest on money market deposit accounts             2,900        2,592         5,670      5,037
   Interest on NOW accounts                                203          201           397        395
   Interest on borrowed funds                            2,465        1,045         4,596      2,336
----------------------------------------------------------------------------------------------------
      Total interest expense                            15,248       12,746        29,618     25,429
----------------------------------------------------------------------------------------------------
Net interest income                                     14,754       13,308        29,075     25,893
Provision for credit losses                              2,354        2,605         4,813      4,678
----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses   12,400       10,703        24,262     21,215
Gains (losses) on sale of securities                       (14)         314           (18)       348
Losses on sale of loans                                    (89)        (231)          (90)       (75)
Non-interest income:
   Service charges on deposit accounts                     549          481         1,067        900
   Credit card fees                                        216          987           358      1,787
   Mortgage servicing fees                                 277          237           556        508
   Fees and commissions-brokerage services                  91          242           208        360
   Trust fees                                              162          149           321        290
   Other charges, commissions, and fees                    330          164           493        349
----------------------------------------------------------------------------------------------------
      Total non-interest income                          1,625        2,260         3,003      4,194
Non-interest expense:
   Salaries, pensions and other employee benefits        3,345        3,176         6,720      6,390
   Building occupancy                                      688          575         1,385      1,169
   Computer service fees                                   224          211           438        431
   Services                                                583          678         1,024      1,249
   FDIC insurance                                           40           21            60         39
   Goodwill                                                 74           74           148        148
   Interchange fees                                        136          710           241      1,150
   Other real estate                                       197            7           447        144
   Other expenses                                        1,935        1,756         3,375      3,189
----------------------------------------------------------------------------------------------------
      Total non-interest expense                         7,222        7,208        13,838     13,909
----------------------------------------------------------------------------------------------------
Income before income taxes                               6,700        5,838        13,319     11,773
Provision for income taxes                               2,582        2,229         5,191      4,591
----------------------------------------------------------------------------------------------------
NET INCOME                                            $  4,118      $ 3,609      $  8,128    $ 7,182
====================================================================================================
Primary earnings per share:                           $   0.73      $  0.59      $   1.44    $  1.17
Fully diluted earnings per share:                     $   0.70      $  0.58      $   1.39    $  1.14
====================================================================================================
Average shares outstanding                           5,670,407    6,071,973     5,650,585  6,143,995

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                          (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                               1997            1996
---------------------------------------------------------------------------------------------------
Operating activities:
   Net income                                                             $   8,128       $   7,182
      Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for credit losses                                        4,813           4,678
           Realized losses (gains) on available for sale investment
             securities                                                          18            (348)
           Other losses, net                                                     75              70
           Depreciation and amortization                                        875             665
           Net amortization of premiums and discounts on investment
             securities                                                         182              18
           Net amortization (accretion) of premiums and discounts on
             loans                                                             (297)             69
           Sales of loans originated for sale                                14,971          11,092
           Net increase in loans originated for sale                        (17,634)        (14,469)
           Writedowns of other real estate                                      337             410
           Decrease in other assets and liabilities                          (4,877)         (7,015)
----------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                        6,591           2,352
---------------------------------------------------------------------------------------------------
Investing activities:
   Proceeds from calls of held to maturity investment securities              7,917           7,199
   Purchases of held to maturity investment securities                       (2,361)        (18,044)
   Principal collected on held to maturity investment securities                899           2,627
   Proceeds from sales of available for sale investment securities           61,307          69,520
   Purchases of available for sale investment securities                    (73,857)        (68,412)
   Principal collected on available for sale investment securities           11,353          16,772
   Net increase in longer-term loans                                       (117,119)        (86,145)
   Proceeds from sales of loans                                              11,683          23,218
   Proceeds from sales of other real estate                                     336           1,064
   Other                                                                     (1,196)         (1,438)
----------------------------------------------------------------------------------------------------
             Net cash used by investing activities                         (101,038)        (53,639)
----------------------------------------------------------------------------------------------------
Financing activities:
   Net increase in demand deposits, NOW accounts, savings accounts,
      and money market deposit accounts                                      17,020          19,210
   Net increase in time deposits                                              3,796          24,265
   Net increase in short-term borrowings (90 days)                           74,596           8,240
   Repayment of long term borrowings                                           (204)           (300)
   Proceeds from exercise of stock options                                      879             580
   Purchases of treasury stock                                                    0          (8,647)
   Dividends paid                                                            (2,833)         (2,579)
----------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                       93,254          40,769
---------------------------------------------------------------------------------------------------
                Decrease in cash and cash equivalents                        (1,193)        (10,518)
Cash and cash equivalents at beginning of year                               46,427          43,826
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  45,234       $  33,308
===================================================================================================
Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest credited on deposits and paid on other borrowings          $  29,130       $  25,477
---------------------------------------------------------------------------------------------------
      Income taxes                                                        $   5,146       $   5,370
---------------------------------------------------------------------------------------------------
   Non-cash investing activity:
      Securitization of mortgage loans and transfers to other real
        estate                                                            $   3,167       $ 11,294
---------------------------------------------------------------------------------------------------
      Unrealized depreciation in securities                               $   (1,187)     $ (2,956)
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                        (DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------


                                                                              UNREALIZED
                                                                            APPRECIATION
                                                                           (DEPRECIATION)
SIX MONTHS ENDED                     ADDITIONAL                            IN MARKETABLE
JUNE 30,                     COMMON    PAID-IN     UNDIVIDED    TREASURY          EQUITY
1996                          STOCK    CAPITAL       PROFITS       STOCK      SECURITIES      TOTAL
---------------------------------------------------------------------------------------------------
Balance at December 31, 1995   $ 73   $ 26,861     $ 101,519    $ (11,848)       $   169  $ 116,774
Increase in unrealized
   depreciation in available
   for sale securities                                                             (1,722)    (1,722)
Net income                                             7,182                                   7,182
Stock options exercised                    580                                                   580
Cash dividend paid on common
   stock ($0.42 per share)                            (2,579)                                 (2,579)
Treasury stock purchased                                           (8,647)                    (8,647)
----------------------------------------------------------------------------------------------------
Balance at June 30, 1996       $ 73   $ 27,441      $ 106,122   $ (20,495)       $ (1,553) $ 111,588
====================================================================================================

1997
----------------------------------------------------------------------------------------------------
Balance at December 31, 1996    $ 73  $ 27,824     $ 111,466    $ (29,757)      $    (877) $ 108,729
Increase in unrealized
   depreciation in available
   for sale securities                                                               (691)      (691)
Net income                                             8,128                                   8,128
Stock options exercised           1        878                                                   879
Cash dividend paid on common
   stock ($0.50 per share)                            (2,833)                                 (2,833)
----------------------------------------------------------------------------------------------------
Balance at June 30, 1997       $ 74   $ 28,702     $ 116,761    $ (29,757)       $ (1,568) $ 114,212
====================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997

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

(2) For primary earnings per share, outstanding stock options were excluded from the weighted average number of shares because their dilutive effect is not material. The weighted average shares outstanding for calculating primary earnings per share, were 5,670,407 and 6,071,973 for three months ended June 30, 1997 and 1996, and 5,650,585 and 6,143,995 for six months ended June 30,
    1977 and 1996, respectively. Fully diluted earnings per share include the dilutive effect of the Company's outstanding stock options. The weighted average shares outstanding for calculating fully diluted earnings per share were 5,870,089 and 6,225,639 for three months ended June 30, 1997 and 1996, and 5,863,088 and 6,306,949 for six months ended June 30, 1997 and 1996, respectively.

(3) In February 1997, the Financial Accounting Standard Board issued Statement No. 128 "Earnings Per Share". This pronouncement will be required to be implemented in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The pronouncement will not have any effect on the calculation of basic earnings per share, and will not have a material effect on diluted earnings per share.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

   BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $4,118,000, or $0.70 fully diluted earnings per share, for the quarter ended June 30, 1997, as compared to net income of $3,609,000, or $0.58 fully diluted earnings per share, for the quarter ended June 30, 1996. Net income for the first six months of 1997 totalled $8,128,000, or $1.39 fully diluted earnings per share, compared to net income of $7,182,000, or $1.14 fully diluted earnings per share for the first six months of 1996. On July 28, 1997, the Board of Directors declared a 3-for-2 stock split. The stock split is payable on September 10, 1997 to shareholders of record at the close of business on August 21, 1997. The Board of Directors also announced a 20% increase in the quarterly cash dividend. The dividend, adjusted for the stock split, is $0.20 per share and is payable on a post-split basis on September 10, 1997 to shareholders of record at the close of business on August 22, 1997.

Financial Condition
-------------------

   During the first six months of 1997, the Bank originated $110.3 million of commercial loans, which contributed to a net increase in the commercial loan portfolio from $536.8 million at December 31, 1996 to $591.8 million at June 30, 1997. The interest rates on these loans are generally tied to the Company's Prime Rate. Consumer loans increased from $217.1 million to $259.0 million, and during this period, the Bank originated $98.9 million in consumer loans and sold $0.5 million in student loans. Real estate loans increased from $254.7 million at December 31, 1996 to $256.1 million at June 30, 1997. During this period, the Bank originated $46.5 million of real estate loans and sold $26.2 million. Total assets increased from $1,363.1 million at December 31, 1996 to $1,465.7 million at June 30, 1997.

   Total deposits increased from $1,118.1 million at December 31, 1996 to $1,138.9 million at June 30, 1997. The Company's borrowings increased from $120.5 million at December 31, 1996 to $194.9 million at June 30, 1997. Borrowings at June 30, 1997 consisted of $135.0 million of Federal Home Loan Bank advances and $46.0 million of a Federal Home Loan Bank line of credit. Of the remaining $13.9 million, $12.1 million are securities sold under agreement to repurchase. These borrowings are used to fund the Bank's lending activities.

   Shareholders' equity increased from $108.7 million to $114.2 million during the first six months of 1997. This increase is a result of earnings of $8.1 million and $0.9 million of stock options exercised during the period, which were partially offset by a $0.7 million increase in unrealized depreciation in securities available for sale and cash dividends paid to shareholders of $2.8 million.

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


                                                        THREE MONTHS ENDED JUNE 30,
                                                  1997                              1996
-----------------------------------------------------------------------------------------------------
                                    AVERAGE                YIELD/     AVERAGE                  YIELD/
                                    BALANCE     INTEREST   RATE       BALANCE     INTEREST      RATE
-----------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                $   568,805   $ 13,968    9.82%     $ 473,790   $ 11,660     9.84%
   Consumer loans                      244,094      5,783    9.48        200,396      4,729     9.44
   Real estate loans                   253,463      5,334    8.42        267,193      5,398     8.08
   Investment securities               294,775      4,845    6.57        245,897      4,188     6.81
   Mortgages held for sale               3,983         72    7.23          3,406         79     9.28
-----------------------------------------------------------------------------------------------------
     Total  interest-earning assets  1,365,120     30,002    8.79      1,190,682     26,054     8.75
-----------------------------------------------------------------------------------------------------
Non-interest-earning assets             74,774                            69,272
-----------------------------------------------------------------------------------------------------
       Total assets                 $1,439,894                        $1,259,954
=====================================================================================================

Interest-bearing liabilities:
   Deposits and mortgage escrow
     funds                          $1,133,667   $ 12,783    4.51%    $1,048,603   $ 11,701     4.46%
   Borrowings                          173,232      2,465    5.69         75,342      1,045     5.55
-----------------------------------------------------------------------------------------------------
       Total interest-bearing
         liabilities                 1,306,899     15,248    4.67      1,123,945     12,746     4.54
-----------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities        18,623                            20,269
-----------------------------------------------------------------------------------------------------
       Total liabilities             1,325,522                         1,144,214
-----------------------------------------------------------------------------------------------------
Shareholders' equity                   114,372                           115,740
-----------------------------------------------------------------------------------------------------
       Total liabilities and
         shareholders' equity       $1,439,894                        $1,259,954
=====================================================================================================
Net interest income/net interest
  rate spread                                    $ 14,754    4.12%                  $13,308     4.21%
=====================================================================================================
Net earnings assets/net interest rate margin     $ 58,221    4.32%                  $66,737     4.47%
=====================================================================================================
Ratio of interest-earning assets to
    interest-bearing liabilities                             1.04X                              1.06X
=====================================================================================================



                                                          SIX MONTHS ENDED JUNE 30,
                                                   1997                              1996
-----------------------------------------------------------------------------------------------------
                                      AVERAGE                YIELD/        AVERAGE             YIELD/
                                      BALANCE    INTEREST    RATE          BALANCE   INTEREST   RATE
-----------------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                $   558,047   $ 27,012     9.68%      $   461,578   $ 22,427  9.72%
   Consumer loans                      232,592     10,954     9.42           199,487      9,400  9.42
   Real estate loans                   253,898     10,739     8.46           267,666     10,923  8.16
   Investment securities               292,190      9,903     6.78           247,043      8,442  6.83
   Mortgages held for sale               2,859         85     5.95             2,295        130 11.33
-----------------------------------------------------------------------------------------------------
       Total  interest-earning
         assets                      1,339,586     58,693     8.76         1,178,069     51,322  8.71
-----------------------------------------------------------------------------------------------------
Non-interest-earning assets             72,385                                71,009
-----------------------------------------------------------------------------------------------------
       Total assets                 $1,411,971                            $1,249,078
=====================================================================================================
Interest-bearing liabilities:
   Deposits and mortgage escrow
     funds                          $1,114,893   $ 25,022     4.49%       $1,030,738   $ 23,093  4.48%
   Borrowings                          165,624      4,596     5.55            83,343      2,336  5.61
-----------------------------------------------------------------------------------------------------
       Total interest-bearing
         liabilities                 1,280,517     29,618     4.63         1,114,081     25,429  4.57
-----------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities        18,368                                18,477
-----------------------------------------------------------------------------------------------------
 Total liabilities                   1,298,885                             1,132,558
-----------------------------------------------------------------------------------------------------
Shareholders' equity                   113,086                               116,520
-----------------------------------------------------------------------------------------------------
       Total liabilities and
         shareholders' equity       $1,411,971                            $1,249,078
=====================================================================================================
Net interest income/net interest
  rate spread                                     $29,075     4.13%                     $25,893  4.14%
=====================================================================================================
Net earnings assets/net interest
  rate margin                                     $59,069     4.34%                     $63,988  4.40%
=====================================================================================================
Ratio of interest-earning assets to
    interest-bearing liabilities                              1.05X                              1.06X

   The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                          Three Months Ended June 30,       Six Months Ended June 30,
                                            1997 Compared to 1996             1997 Compared to 1996
                                              Increase (Decrease)               Increase (Decrease)
                                           Volume     Rate      Net         Volume     Rate      Net
-----------------------------------------------------------------------------------------------------
                                                            (Dollars In Thousands)
Interest income on interest-earning assets:
      Commercial loans                     $ 2,323    $  (15)   $2,308      $4,859      $(274) $4,585
      Consumer loans                         1,034        20     1,054       1,554          0   1,554
      Real estate loans                     (1,034)      970       (64)       (994)       810    (184)
      Investment securities                  1,560      (903)      657       1,643       (182)  1,461
      Mortgages held for sale                   58       (65)       (7)         69       (114)    (45)
-----------------------------------------------------------------------------------------------------
         Total                             $ 3,941    $    7    $3,948      $7,131       $ 240 $7,371
=====================================================================================================

Interest expense on interest-bearing liabilities:
      Deposits                            $    951     $ 131    $1,082      $1,603    $ 326   $1,929
      Borrowings                             1,393        27     1,420       2,335      (75)   2,260
-----------------------------------------------------------------------------------------------------
                                             2,344       158     2,502       3,938      251    4,189
-----------------------------------------------------------------------------------------------------
   Total                                   $ 1,597     $(151)   $1,446      $3,193    $ (11)   $3,182
======================================================================================================

Interest Income
---------------

   The Company's interest income on earning assets increased from $26.1 million for the three months ended June 30, 1996 to $30.0 million for the three months ended June 30, 1997, and from $51.3 million to $58.7 million for the six months ended June 30, 1996 and 1997, respectively. These increases in interest income were the result of an increase in the average balance of earning assets from $1,190.7 million to $1,365.1 million for the three months ended June 30, 1996 and June 30, 1997, respectively, and from $1,178.1 million to $1,339.6 million for the six months ended June 30, 1996 and June 30, 1997, respectively. The increase in the average yield on earning assets from 8.75% to 8.79% for the three months ended June 30, 1996 and 1997, respectively, and from 8.71% for the six months ended June 30, 1996 to 8.76% for the six months ended June 30, 1997, also contributed to these increases in interest income for those periods. The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The commercial loan average balance increased $95.0 million from the second quarter of 1996 to $568.8 million for the second quarter of 1997, and increased $96.5 million for the first six months of 1997 compared to the first six months of 1996. The average yield on commercial loans declined only slightly from 9.84% for the second quarter of 1996 to 9.82% for the second quarter of 1997, and from 9.72% for the first six months of 1996 to 9.68% for the first six months of 1997. Despite high levels of competition in the Company's lending markets for indirect auto and direct loans, the Company continues to emphasize origination of these loans, which add to the Company's market base for potential business and provides some of the highest yielding assets for the Bank. Despite such competition, the average balance of consumer loans increased 21.8% to $244.1 million for the three-month period ended June 30, 1997 compared to $200.4 million for the three months ended June 30, 1996, and 16.6% to $232.6 million for the six-month period ended June 30, 1997 compared to $199.5 million for the six-month period ended June 30, 1996. These average balance increases contributed $1.1 million to the net increase in interest income for the three months ended June 30, 1997 and $1.6 million for the six months ended June 30, 1997. The average balance of real estate loans decreased $13.7 million to $253.5 million for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This period reflected an increase in yield from 8.08% to 8.42%, but the reduced average balance resulted in a net decline of $64,000 in interest income from real estate loans to $5.3 million. The average balance of real estate loans decreased $13.8 million to $253.9 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This six-month period reflected an increase in yield from 8.16% to 8.46%, but the reduced average balance resulted in a net decline of $184,000 in interest income from real estate loans to $10.7 million. The average balance of investment securities increased from $245.9 million for the second quarter of 1996 to $294.8 million for the second quarter of 1997. This contributed to a net increase in interest income of $0.7 million comparing the respective quarters despite yields that decreased for this same period from 6.81% to 6.57%. The average balance of investment securities increased from $247.0 million for the six months ended June 30, 1996 to $292.2 million for the six months ended June 30, 1997. This contributed to a net increase in interest income of $1.5 million comparing the respective period. Yields decreased for this same period from 6.83% to 6.78%.

Interest Expense
----------------

   Total interest expense increased by $2.5 million for the quarter ended June 30, 1997 as compared to the same period in 1996. The average balance of all interest-bearing liabilities increased from $1,123.9 million for the quarter ended June 30, 1996 to $1,306.9 million for the quarter ended June 30, 1997. This increase accompanies an increase in the average rate paid on all interest-bearing liabilities from 4.54% to 4.67% during the respective period. The average balance of deposits increased from $1,048.6 million during the three months ended June 30, 1996 to $1,133.7 million during the same period in 1997, and from $1,030.7 million for the six month period ended June 30, 1996 to $1,114.9 for the six month period ended June 30, 1997. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $11.7 million for the second quarter of 1996 to $12.8 million for the second quarter of 1997, and from $23.1 million to $25.0 million for the six month period. Another component of the change in interest-bearing liabilities is the average balance of borrowings increasing from $75.3 million for the three months ended June 30, 1996 to $173.2 million for the three months ended June 30, 1997. A similar increase reflected average balances of $83.3 million for the six month period ended June 30, 1996 to $165.6 million for the six month period ended June 30, 1997. The borrowing balance augments deposits to fund the loan growth principally in the commercial and consumer loan area when needed. This increase in average balance was coupled with an increase in the rate paid on borrowings from 5.55% to 5.69% during the three month period to reflect higher borrowing costs from $1.0 million for the three months ended June 30, 1996 to $2.5 million for the same period in 1997. A decline in rates from 5.61% for six months ended June 30, 1996 to 5.55% for six months ended June 30, 1997 had a small impact in the growth of borrowing expense.

Provision for Credit Losses
---------------------------

   The provision for credit losses decreased from $2.6 million to $2.4 million for the quarters ended June 30, 1996 and June 30, 1997, respectively, and increased from $4.7 million to $4.8 million for the six months ended June 30, 1996 and June 30, 1997, respectively. The allowance for possible credit losses increased to $17.9 million as of June 30, 1997, compared to $17.1 million as of December 31, 1996. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

   Non-interest income decreased from $2.3 million to $1.6 million for the three months ended June 30, 1996 to June 30, 1997, respectively, and decreased from $4.2 million to $3.0 million for the six month period ended June 30, 1996 to June 30, 1997, respectively. This decline was largely attributable to the loss of one large merchant credit card relationship in the fourth quarter of 1996. The reduction of income from this relationship is substantially offset by a reduction in the processing fee expenses associated with that merchant. This is reflected in a 77.8% decline in credit card fee income, from $1.8 million to $0.4 million for the six months ended June 30, 1996 compared to the same period in 1997. As a result, the Company also benefited from a 83.3% decline on interchange fee expenses from $1.2 million to $0.2 million for the same respective periods. A similar relationship is noted for the three month period.

Gains (Losses) On Sale of Securities
------------------------------------

   Losses on sale of securities was $14,000 for the second quarter of 1997 and $18,000 for six months ended June 30, 1997. This compares to gains of $314,000 for the same quarter of 1996 and $348,000 for the six months ended June 30, 1996. The Bank's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Bank's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

   The practice of the Bank has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides the Bank with liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Bank securitized or sold $16.5 million and $23.0 million for the second quarter of 1997 and 1996, respectively. This resulted in losses of $89,000 and $231,000 for the same two periods. For the six month period ended June 30, 1997 and 1996, the Bank securitized or sold $26.2 million and $35.1 million, respectively, of residential mortgage loans. These sales generated losses of $90,000 and $75,000 for the same six month periods.

Non-interest Expense
--------------------

   Non-interest expense remained stable at $7.2 million for the quarters ended June 30, 1996 and 1997, respectively. For the comparative six month periods, non-interest expense declined $100,000 from $13.9 million to $13.8 million. This was due to the loss of one large merchant credit card relationship in the fourth quarter of 1996 that caused a decline in interchange fee expense associated with these transactions from $710,000 to $136,000 for the quarter ended June 30, 1996 to June 30, 1997. This same decline in expense is shown in the decrease in this expense from $1.2 million to $241,000 for the six month period ended June 30, 1996 to the same period ended June 30, 1997. Offsetting this decrease in non-interest expense were increases in ORE expenses of $190,000 for the quarter ended June 30, 1997 compared to 1996 and $303,000 for the six months ended for the same periods.

Income Taxes
------------

   The income tax expense was $2.2 million and $2.6 million for the quarters ended June 30, 1996 and June 30, 1997, respectively, and $4.6 million and $5.2 million for the six month periods ended June 30, 1996 and June 30, 1997, respectively. These increases were due to increased levels of taxable income.

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


                                                                             June 30,    December 31,
                                                                                1997            1996
------------------------------------------------------------------------------------------------------
                                                                               (Dollars In Thousands)
Commercial loans:
     Non-accrual loans                                                        $5,258         $ 6,130
Consumer loans:
     Accruing loans 90 days overdue                                              151             236
Residential real estate loans:
     Non-accrual loans                                                         1,345           1,556
Commercial real estate loans:
     Non-accrual loans                                                         1,768           4,295
----------------------------------------------------------------------------------------------------
       Total non-performing loans and accruing loans 90 days overdue          $8,522         $12,217
====================================================================================================
Total non-performing loans to total gross loans                                 0.77%           1.21%
Total real estate acquired in settlement of
     loans at net realizable value                                            $3,891         $ 1,393
Total non-performing loans and real estate acquired in settlement
    of loans at net realizable value to total assets                            0.85%           1.00%


   Total non-performing loans and other real estate owned decreased to $12.4 million, or 0.85% of total assets at June 30, 1997, compared to $13.6 million, or 1.00% of total assets at December 31, 1996.

   At December 31, 1996, 36 non-performing residential real estate loans totaled $1.6 million. At June 30, 1997, non-performing residential real estate loans totaled $1.3 million and included 28 loans.

   At December 31, 1996, non-performing commercial real estate loans totaled $4.3 million, and included 8 loans ranging in size from $62,000 to $1.8 million. At June 30, 1997, non-performing commercial real estate loans declined to $1.8 million and consisted of 7 loans ranging in size from $123,000 to $597,000.

   Non-performing commercial loans at December 31, 1996 totaled $6.1 million and included 41 individual loans ranging in size from $600 to $1.6 million. At June 30, 1997, non-performing commercial loans decreased to $5.3 million and consisted of 20 individual loans ranging in size from $2,000 to $1.6 million.

   The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1996, the Company had $236,000 of loans greater than 90 days past due on which it was accruing interest, as compared to $151,000 at June 30, 1997. As of each date, the only such loans were consumer loans.

   At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $7,483,110 with a corresponding valuation allowance of $3,534,609.

   At December 31, 1996, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $1.4 million, which consisted of 12 single-family residential properties with a book value totaling $712,000 and 7 local commercial real estate properties with a book value of $682,000. At June 30, 1997, ORE totaled $3.9 million, which consisted of 10 single-family residential properties totaling $700,000 and 9 local commercial real estate properties with a book value of $3.2 million.

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

        The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                     1997          1996           1997          1996
----------------------------------------------------------------------------------------------------
                                                                (Dollars In Thousands)

Average gross loans outstanding                $1,084,852      $956,928     $1,062,690      $944,019
====================================================================================================
Allowance at beginning of period                  $17,556       $14,712        $17,054       $14,065
----------------------------------------------------------------------------------------------------
Charge-offs:
   Commercial loans                                 1,272         1,846          2,569         3,088
   Consumer loans                                     439           363            848           711
   Residential real estate loans                       12             0             44            30
   Commercial real estate loans                       749           274          1,238           450
----------------------------------------------------------------------------------------------------
      Total loan charge-offs                        2,472         2,483          4,699         4,279
Recoveries:
Commercial loans                                       76            56            180           193
   Consumer loans                                     148           122            309           233
   Residential real estate loans                        0             0              0             0
   Commercial real estate loans                       253            13            258           135
----------------------------------------------------------------------------------------------------
          Total recoveries                            477           191            747           561
----------------------------------------------------------------------------------------------------
Net charge-offs                                     1,995         2,292          3,952         3,718
----------------------------------------------------------------------------------------------------
Provision for credit losses charged to operating
     expenses                                       2,354         2,605          4,813         4,678
----------------------------------------------------------------------------------------------------
Allowance at end of period                        $17,915       $15,025        $17,915       $15,025
====================================================================================================
Ratio of net charge-offs to:
     Average gross loans outstanding (annualized)   0.74%          0.96%          0.74%         0.79%
Ratio of allowance to:
     Non-performing loans                         210.22%        146.89%        210.22%       146.89%
     Period-end loans outstanding                   1.62%          1.54%          1.62%         1.54%


   Charge-offs remained constant at $2.5 million for the second quarter of 1997 compared to 1996 with recoveries increasing to $0.5 million for the second quarter of 1997 from $0.2 million for the second quarter of 1996. For the six months period ended June 30, 1996 compared to June 30, 1997, net charge-offs increased from $3.7 million to $4.0 million. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses

Sources of Funds
----------------

   Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The average balance of all interest-bearing liabilities increased from $1,123.9 million for the three-month period ended June 30, 1996 to $1,306.9 million for the same period ended June 30, 1997, an increase of $183.0 million. With the conversion of the Bank to a state-chartered commercial bank in 1995, the Bank is allowed to accept deposits from local municipalities. This significant source of funds has contributed to the increase in all interest-bearing liabilities by showing an increase in average balance from $63.7 million for the quarter ended June 30, 1996 to $96.5 million for the quarter ended June 30, 1997, an increase of $32.8 million. To further fund loan growth, borrowings increased from an average balance of $75.3 million to $173.2 million for the quarter ended June 30, 1996 to the same quarter ended June 30, 1997. Of this $97.9 million increase, $92.5 million was from the Federal Home Loan Bank of New York ("FHLB"). The most significant other increase in interest-bearing liabilities for the quarter ended June 30, 1996 to June 30, 1997, was an increase in money-market accounts of $21.5 million to $254.5 million. Average balances, as discussed above for the quarter ended comparisons, are reflective of the six month comparative average balances. The average balance of total interest-bearing liabilities increased from $1,114.1 million for the six months ended June 30, 1996 to $1,280.5 million for the six months ended June 30, 1997. The increase in municipal deposits was $45.9 million in the six month period from June 30, 1996 to June 30, 1997, and the six month average ended June 30, 1997 was $98.8 million. For the six month period ended June 30, 1996, the average balance of borrowings was $83.3 million compared to $165.6 million for the six months ended June 30, 1997, an increase of $82.3 million. Money market accounts during the six month comparative periods increased $22.5 million to $250.8 million at June 30, 1997.

Liquidity and Capital Resources
-------------------------------

   A fundamental objective of the Company is to effectively manage its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

   The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At June 30, 1997, the total of approved loan commitments amounted to $91.3 million. All borrowings are scheduled to mature during the next twelve months. Savings certificates, which are scheduled to mature during the next twelve months, totaled $408.9 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At June 30, 1997, the Company had no long-term borrowings.

   At June 30, 1997, the Company's Tier I leverage ratio, as defined in guidelines, was 7.86%, which exceeds the current requirements for the Company. At June 30, 1997, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.78%.

   The Company's book value per common share increased from $19.38 at December 31, 1996 to $20.12 at June 30, 1997.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

   The stock of the Company is listed on The NASDAQ Stock Market National Market System under the symbol "BSBN". As of June 30, 1997, the Company had 1,628 shareholders of record and 5,677,260 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

   The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.


                                                                                           Cash
                                                     Price Range                      Dividends
1996                                                       High            Low        Per Share
-----------------------------------------------------------------------------------------------
First Quarter                                          $26.50        $21.75            $0.20
Second Quarter                                          26.75         25.25             0.22
Third Quarter                                           26.25         24.75             0.22
Fourth Quarter                                          27.75         25.38             0.25

1997
-----------------------------------------------------------------------------------------------
First Quarter                                          $32.00        $25.75            $0.25
Second Quarter                                          39.00         29.25             0.25


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

Item 1 - Legal Proceedings
         -----------------
               Not applicable

Item 2 - Change in Securities
         --------------------
               Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
               Not applicable

Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               (a) On April 28, 1997, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect four directors for a term of three years and ratify the appointment of the Company's independent auditors for the fiscal year ended December 31, 1997.

               (b) At the Annual Meeting, Mrs. Helen A. Gamble and Messrs. David A. Niermeyer, Mark T. O'Neil, Jr., and Thomas L. Thorn were elected as directors. Each of the following individual's term of office continued after the Annual
                    Meeting:


                             Ferris G. Akel       Thomas F. Kelly, PhD.
                             Robert W. Allen      Herbert R. Levine
                             William C. Craine    William H. Rincker
                             Alex S. DePersis     John V. Sponyoe

               (c) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

                    1. Four directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                                       Votes                                   Broker
                                                       For        Withheld     Abstentions   Non-votes
                         Helen A. Gamble            4,845,220      26,106           0            0
                         David A. Niermeyer.        4,844,746      26,579           0            0
                         Mark T. O'Neil, Jr.        4,844,848      26,477           0            0
                         Thomas L. Thorn            4,844,925      26,400           0            0

                    2. The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ended December 31, 1997 was ratified. There were 4,856,330 votes cast for the proposal, and 6,123 votes against the proposal, and 8,870 votes abstained. There were 0 broker non-votes.

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

                                       BSB Bancorp, Inc.

Date:    August 14, 1997    By:   Alex S. DePersis
         ----------------   --------------------------------------
                                   ALEX S. DEPERSIS
                                   President
                                      and Chief Executive Officer

Date:    August 14, 1997    By:   Edward R. Andrejko
         ----------------   ---------------------------------------
                                  EDWARD R. ANDREJKO
                                  Senior Vice President and
                                      Chief Financial Officer