Form 10-Q
period 1997-09-30
BSB BANCORP INC
filed 1997-11-13
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q


    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended  September 30, 1997
                                         ---------------------

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

                                      n/a
        ---------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes: [X]         No: [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 28, 1997:
8,544,250 shares of common stock, $0.01 par value.

                                 INDEX
                                 -----

PART I.  FINANCIAL INFORMATION                                                                PAGE
------------------------------                                                                ----

Item 1:  Financial Statements
------

           Consolidated Statements of Condition
           September 30, 1997 and December 31, 1996.........................                     1

           Consolidated Statements of Income Three Months
           and Nine Months Ended September 30, 1997 and September 30, 1996..                     2

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997
           and September 30, 1996...........................................                     3

           Consolidated Statements of Changes in
           Shareholders' Equity Nine Months Ended
           September 30, 1996 and September 30, 1997........................                     4

           Notes to Consolidated Financial Statements.......................                     5

 Item 2: Management's Discussion and Analysis of
 -------
           Financial Condition and Results of Operations....................                  6-14


PART II.  OTHER INFORMATION
---------------------------


           Items 1-6........................................................                    15

           Signature Page...................................................                    16

Item 1 - Financial Statements

---------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                      (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF CONDITION
---------------------------------------------------------------------------------------------

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                     1997           1996
                                                                --------------  -------------
ASSETS
Cash and due from banks                                            $   36,362     $   46,427
Investment securities available for sale                              262,828        263,602
Investment securities held to maturity (market value $15,292
   and $24,822)                                                        14,992         24,062
Mortgages held for sale                                                 4,527          1,567
Loans:
   Commercial                                                         603,720        536,779
   Consumer                                                           284,318        217,068
   Real estate                                                        252,549        254,693
---------------------------------------------------------------------------------------------
        Total loans                                                 1,140,587      1,008,540
Less:   Unearned discounts                                                106            594
        Allowance for possible credit losses                           18,564         17,054
---------------------------------------------------------------------------------------------
               Net loans                                            1,121,917        990,892
Bank premises and equipment                                             9,505          9,007
Accrued interest receivable                                            10,097          9,352
Other real estate                                                       3,125          1,393
Intangible assets                                                       1,967          2,188
Other assets                                                           19,082         14,630
---------------------------------------------------------------------------------------------
                                                                   $1,484,402     $1,363,120
=============================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                  $1,118,137     $1,118,052
Borrowings                                                            225,972        120,502
Other liabilities                                                      21,822         15,837
Commitments
Shareholders' Equity:
   Preferred Stock, par value $0.01 per share;
        authorized 2,500,000 shares; none issued                            0              0
   Common Stock, par value $0.01 per share;
        authorized 30,000,000 shares; 11,146,867
        shares and 7,344,427 shares issued                                111             73
   Additional paid-in capital                                          28,964         27,824
   Undivided profits                                                  119,431        111,466
   Unrealized depreciation
        in securities available for sale, net                            (278)          (877)
   Treasury stock, at cost: 2,602,692 and  1,735,128 shares           (29,757)       (29,757)
---------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                   118,471        108,729
---------------------------------------------------------------------------------------------
                                                                   $1,484,402     $1,363,120
=============================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME                            (IN THOUSANDS-EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------

                                       Three Months Ended            Nine Months Ended
                                          September 30,                 September 30,
                                      1997            1996           1997           1996
---------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans         $   26,429      $   22,481     $   75,134     $   65,231
 Interest on investment
  securities                             4,530           4,295         14,433         12,738
 Interest on mortgages
  held for sale                            123              88            208            218
---------------------------------------------------------------------------------------------
      Total interest income             31,082          26,864         89,775         78,187
Interest expense:
 Interest on savings
  deposits                               1,000           1,033          2,926          3,068
 Interest on time accounts               8,909           8,123         25,938         23,748
 Interest on money market
  deposit accounts                       2,951           2,775          8,621          7,812
 Interest on NOW accounts                  198             203            595            598
 Interest on borrowed funds              2,801           1,192          7,397          3,529
---------------------------------------------------------------------------------------------
      Total interest expense            15,859          13,326         45,477         38,755
---------------------------------------------------------------------------------------------
Net interest income                     15,223          13,538         44,298         39,432
Provision for credit losses              2,538           3,048          7,351          7,726
---------------------------------------------------------------------------------------------
Net interest income after
 provision for credit
 losses                                 12,685          10,490         36,947         31,706
Gains (losses) on sale of
 securities                                126             951            107          1,300
Gains (losses) on sale of
 loans                                     (94)             20           (183)           (55)
Non-interest income:
 Service charges on
  deposit accounts                         579             562          1,646          1,462
 Credit card fees                          225             893            582          2,680
 Mortgage servicing fees                   254             254            811            761
 Fees and
  commissions-brokerage
  services                                 105             191            313            552
 Trust fees                                183             138            504            428
 Other charges, commissions, and fees      182             182            675            531
---------------------------------------------------------------------------------------------
      Total non-interest income          1,528           2,220          4,531          6,414
Non-interest expense:
 Salaries, pensions and
  other employee benefits                3,340           3,133         10,061          9,523
 Building occupancy                        596             558          1,981          1,727
 Dealer commission expense                 487             324          1,252            770
 Computer service fees                     253             218            691            649
 Services                                  600             643          1,623          1,893
 FDIC insurance                             39             230             99            270
 Goodwill                                   74              74            221            221
 Interchange fees                          155             691            396          1,841
 Other real estate                         192             130            639            274
 Other expenses                          1,426           1,245          4,038          3,988
---------------------------------------------------------------------------------------------
      Total non-interest expense         7,162           7,246         21,001         21,156
---------------------------------------------------------------------------------------------
Income before income taxes               7,083           6,435         20,401         18,209
Provision for income taxes               2,705           2,585          7,895          7,177
---------------------------------------------------------------------------------------------
NET INCOME                          $    4,378      $    3,850     $   12,506     $   11,032
=============================================================================================
Primary earnings per share:              $0.51           $0.45          $1.47          $1.22
Fully diluted earnings per share:        $0.50           $0.44          $1.42          $1.19
=============================================================================================
Average shares outstanding           8,534,591       8,614,688      8,495,449      9,015,558

All share and per share amounts have been adjusted to reflect the three-for-two stock split on September 10, 1997.

The accompanying notes are an integral part of the financial statements.

------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                               (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF  CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     1997                 1996
------------------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                                    $   12,506          $   11,032
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                                                    7,351               7,726
      Realized losses (gains) on available for sale investment securities                             (107)             (1,300)
      Other (gains) losses, net                                                                        108                  88
      Depreciation and amortization                                                                  1,301               1,005
      Net amortization of premiums and discounts on investment securities                             (152)                 47
      Net amortization (accretion) of premiums and discounts on loans                                 (488)                (73)
      Sales of loans originated for sale                                                            26,554              20,144
      Net increase in loans originated for sale                                                    (29,689)            (22,191)
      Writedowns of other real estate                                                                  762                 522
      Decrease in other assets and liabilities                                                         358                 378
------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                                   18,504              17,378
------------------------------------------------------------------------------------------------------------------------------

Investing activities:
  Proceeds from calls of held to maturity investment securities                                     11,375              14,589
  Purchases of held to maturity investment securities                                               (3,463)            (23,644)
  Principal collected on held to maturity investment securities                                      1,466               3,611
  Proceeds from sales of available for sale investment securities                                  132,021             114,013
  Purchases of available for sale investment securities                                           (147,024)           (118,371)
  Principal collected on available for sale investment securities                                   16,757              21,543
  Net increase in longer-term loans                                                               (164,298)           (123,528)
  Proceeds from sales of loans                                                                      22,992              28,211
  Proceeds from sales of other real estate                                                             979               1,171
  Other                                                                                             (1,566)             (1,861)
------------------------------------------------------------------------------------------------------------------------------

        Net cash used by investing activities                                                     (130,761)            (84,266)
------------------------------------------------------------------------------------------------------------------------------

Financing activities:
  Net increase in demand deposits, NOW accounts, savings
    accounts, and money market deposit accounts                                                      6,678              24,290
  Net increase in time deposits                                                                     (6,593)             69,511
  Net increase in short-term borrowings                                                            105,474             (16,650)
  Repayment of long-term borrowings                                                                     (4)               (300)
  Proceeds from exercise of stock options                                                            1,178                 716
  Purchases of treasury stock                                                                            0             (17,909)
  Dividends paid                                                                                    (4,541)             (3,855)
------------------------------------------------------------------------------------------------------------------------------

        Net cash provided by financing activities                                                  102,192              55,803
------------------------------------------------------------------------------------------------------------------------------

          Decrease in cash and cash equivalents                                                    (10,065)            (11,085)
Cash and cash equivalents  at beginning of year                                                     46,427              43,826
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $   36,362          $   32,741
==============================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest credited on deposits and paid on other borrowings                                   $   44,325          $   38,181
------------------------------------------------------------------------------------------------------------------------------

   Income taxes                                                                                 $    7,396          $    8,626
------------------------------------------------------------------------------------------------------------------------------

  Non-cash investing activity:
   Securitization of mortgage loans and transfers to other real estate                          $    3,410          $   16,628
------------------------------------------------------------------------------------------------------------------------------

   Unrealized (depreciation) in securities                                                      $    1,027          $   (3,177)
------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

                                                                                        Unrealized
                                                                                       Depreciation
                                                                                      (Appreciation)
Nine Months Ended                                 Additional                          In Marketable
September 30,                             Common    Paid-in    Undivided   Treasury       Equity
1996                                      Stock     Capital     Profits      Stock      Securities      Total
----------------------------------------------------------------------------------------------------------------
                                                 (In Thousands-Except Per Share Data)

Balance at December 31, 1995                $ 73     $26,861    $101,519   $(11,848)        $   169    $116,774
Increase in unrealized
 depreciation in available
 for sale securities                                                                         (1,852)     (1,852)
Net income                                                        11,032                                 11,032
Stock options exercised                                  716                                                716
Cash dividend paid on common
 stock ($0.43 per share)                                          (3,855)                                (3,855)
Treasury stock purchased                                                    (17,909)                    (17,909)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996               $ 73     $27,577    $108,696   $(29,757)        $(1,683)   $104,906
================================================================================================================

1997
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                $ 73     $27,824    $111,466   $(29,757)        $  (877)   $108,729
Decrease in unrealized
 depreciation in available
 for sale securities                                                                            599         599
Net income                                                        12,506                                 12,506
Effect of three-for-two stock split           37         (37)
Stock options exercised                        1       1,177                                              1,178
Cash dividend paid on common
 stock ($0.54 per share)                                          (4,541)                                (4,541)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997               $111     $28,964    $119,431   $(29,757)        $  (278)   $118,471
================================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1996 data in the Consolidated Statements of Condition is derived from the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's 1996 Annual Report to Shareholders.
(2) For primary earnings per share, outstanding stock options were excluded from the weighted average number of shares because their dilutive effect is not material. The weighted average shares outstanding for calculating primary earnings per share, were 8,534,591 and 8,614,688 for three months ended September 30, 1997 and 1996, and 8,495,449 and 9,015,558 for nine months ended September 30, 1997 and 1996, respectively. Fully diluted earnings per share include the dilutive effect of the Company's outstanding stock options. The weighted average shares outstanding for calculating fully diluted earnings per share were 8,838,305 and 8,824,494 for three months ended September 30, 1997 and 1996, respectively, and 8,820,464 and 9,243,619 for nine months ended September 30, 1997 and 1996, respectively.
(3) In February 1997, the Financial Accounting Standard Board issued Statement No. 128 "Earnings Per Share". This pronouncement will be required to be implemented in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The pronouncement will not have a material effect on the calculation of basic earnings per share, and will not have a material effect on diluted earnings per share.

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $4,378,000, or fully diluted earnings per share of $0.50 for the quarter ended September 30, 1997, as compared to net income of $3,850,000, or fully diluted earnings per share of $0.44 for the quarter ended September 30, 1996. Net income for the first nine months of 1997 totalled $12,506,000, or $1.42 fully diluted earnings per share, compared to net income of $11,032,000, or $1.19 fully diluted earnings per share for the first nine months of 1996.

  On October 27, 1997, the Board of Directors announced a 10% increase in the quarterly cash dividend. The quarterly dividend is $0.22 per share and is payable on December 10, 1997 to shareholders of record at the close of business on November 21, 1997.

Financial Condition
-------------------

  During the first nine months of 1997, the Company originated $162.1 million of commercial loans, which contributed to a net increase in the commercial loan portfolio from $536.8 million at December 31, 1996 to $603.7 million at September 30, 1997. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $217.1 million at December 31, 1996 to $284.3 million at September 30, 1997, and during this period, the Company originated $156.7 million in consumer loans. Real estate loans decreased from $254.7 million at December 31, 1996 to $252.5 million at September 30, 1997. During the above mentioned period, the Company originated $83.0 million of real estate loans and sold $48.3 million. Total assets of the Company increased from $1,363.1 million at December 31, 1996 to $1,484.4 million at September 30, 1997.

  Total deposits remained stable at $1,118.1 million from December 31, 1996 to September 30, 1997. Interest credited during that nine-month period totalled $38.1 million. The Company's borrowings increased from $120.5 million at December 31, 1996 to $226.0 million at September 30, 1997. Borrowings at September 30, 1997 consisted of $135.0 million of Federal Home Loan Bank advances and $73.0 million of a Federal Home Loan Bank line of credit. Of the remaining $18.0 million, $16.0 million are securities sold under agreement to repurchase. These borrowings are used to fund the Company's lending activities.

  Shareholders' equity increased from $108.7 million to $118.5 million during the first nine months of 1997. This increase is a result of earnings of $12.5 million, $1.2 million of stock options exercised during the period, and a $0.6 million decrease in unrealized depreciation in securities available for sale. This increase in shareholders' equity was partially offset by cash dividends paid to shareholders of $4.5 million.

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

                                  THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------
                                                1997                                1996
--------------------------------------------------------------------------------------------------
                                 Average                Yield/      Average                 Yield/
                                 Balance    Interest     Rate       Balance     Interest     Rate
--------------------------------------------------------------------------------------------------
                                                      (Dollars In Thousands)
Interest-earning assets:
  Commercial loans            $  580,441  $   14,368     9.90%   $  499,103   $   11,741     9.41%
  Consumer loans                 270,041       6,575     9.74       211,594        5,069     9.58
  Real estate loans              249,742       5,486     8.79       261,760        5,672     8.67
  Investment securities          282,857       4,530     6.41       245,595        4,295     7.00
  Mortgages held for sale          5,271         123     9.33         3,934           87     8.85
--------------------------------------------------------------------------------------------------
     Total interest-earning
      assets                   1,388,352      31,082     8.96     1,221,986       26,864     8.79
--------------------------------------------------------------------------------------------------
Non-interest-earning assets       80,027                             70,574
--------------------------------------------------------------------------------------------------
  Total assets                $1,468,379                         $1,292,560
==================================================================================================
Interest-bearing liabilities:
  Deposits and mortgage escrow
   funds                      $1,136,363     $13,058     4.60 %  $1,080,647      $12,134     4.49%
  Borrowings                     194,517       2,801     5.76        84,792        1,192     5.62
--------------------------------------------------------------------------------------------------
     Total interest-bearing
      liabilities              1,330,880      15,859     4.77     1,165,439       13,326     4.57
--------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities                      20,350                             17,576
--------------------------------------------------------------------------------------------------
     Total liabilities         1,351,230                          1,183,015
--------------------------------------------------------------------------------------------------
Shareholders' equity             117,149                            109,545
--------------------------------------------------------------------------------------------------
     Total liabilities and
      shareholders' equity    $1,468,379                         $1,292,560
==================================================================================================
Net interest income/net
 interest rate spread                     $   15,223     4.19%                $   13,538     4.22%
==================================================================================================
Net earnings assets/net
 interest rate margin                     $   57,472     4.39%                $   56,547     4.43%
==================================================================================================
Ratio of interest-earning
 assets to interest-bearing
   liabilities                                          1.04X                               1.05X
==================================================================================================

--------------------------------------------------------------------------------------------------
                                         Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------
                                                1997                                1996
--------------------------------------------------------------------------------------------------
                                 Average               Yield/       Average                Yield/
                                 Balance    Interest     Rate       Balance     Interest     Rate
--------------------------------------------------------------------------------------------------
                                                   (Dollars In Thousands)
Interest-earning assets:
 Commercial loans             $  565,512  $   41,380     9.76%   $  474,086   $   34,167     9.61%
 Consumer loans                  245,075      17,528     9.54       203,523       14,469     9.48
 Real estate loans               252,513      16,226     8.57       265,697       16,595     8.33
 Investment securities           289,079      14,433     6.66       246,561       12,738     6.89
 Mortgages held for sale           3,663         208     7.57         2,841          218    10.23
--------------------------------------------------------------------------------------------------
   Total  interest-earning
    assets                     1,355,842      89,775     8.83     1,192,708       78,187     8.74
--------------------------------------------------------------------------------------------------
Non-interest-earning assets       74,932                             70,865
--------------------------------------------------------------------------------------------------
   Total assets               $1,430,774                         $1,263,573
==================================================================================================
Interest-bearing liabilities:
 Deposits and mortgage
  escrow funds                $1,122,050  $   38,079     4.52%   $1,047,375   $   35,226     4.48%
 Borrowings                      175,255       7,398     5.63        83,826        3,529     5.61
--------------------------------------------------------------------------------------------------
   Total interest-bearing
    liabilities                1,297,305      45,477     4.67     1,131,201       38,755     4.57
--------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities                      19,028                             18,177
--------------------------------------------------------------------------------------------------
    Total liabilities          1,316,333                          1,149,378
--------------------------------------------------------------------------------------------------
Shareholders' equity             114,441                            114,195
--------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity     $1,430,774                         $1,263,573
==================================================================================================
Net interest income/net
 interest rate spread                     $   44,298     4.16%                $   39,432     4.17%
==================================================================================================
Net earnings assets/net
 interest rate margin                     $   58,537     4.36%                $   61,507     4.41%
==================================================================================================
Ratio of interest-earning
 assets to interest-bearing
   liabilities                                          1.05X                               1.05X
==================================================================================================

  The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                    Three Months Ended September 30,       Nine Months Ended September 30,
                              1997 Compared To 1996                 1997 Compared To 1996
                                Increase (Decrease)                   Increase (Decrease)
                               Volume       Rate       Net     Volume      Rate        Net
-------------------------------------------------------------------------------------------
                                                     (In Thousands)
Interest income on
 interest-
 earning assets:
   Commercial loans            $1,991    $   636   $ 2,627    $ 6,673   $   540     $7,213
   Consumer loans               1,420         86     1,506      2,967        92      3,059
   Real estate loans             (626)       440      (186)    (1,040)      671       (369)
   Investment securities        1,301     (1,066)      235      2,370      (675)     1,695
   Mortgages held for sale         31          5        36         74       (84)       (10)
-------------------------------------------------------------------------------------------
                               $4,117     $  101   $ 4,218    $11,044   $   544    $11,588
-------------------------------------------------------------------------------------------
Interest expense on
 interest-
 bearing liabilities:
  Deposits                     $  626    $   298   $   924    $ 2,535   $   318     $2,853
  Borrowings                    1,579         30     1,609      3,856        13      3,869
-------------------------------------------------------------------------------------------
                                2,205        328     2,533      6,391       331      6,722
-------------------------------------------------------------------------------------------
Net Interest Income            $1,912      $(227)   $1,685     $4,653      $213     $4,866
===========================================================================================

Interest Income
---------------



  The Company's interest income on earning assets increased from $26.9 million for the three months ended September 30, 1996 to $31.1 million for the three months ended September 30, 1997, and from $78.2 million to $89.8 million for the
nine months ended September 30, 1996 and 1997, respectively.   These increases
in interest income were the result of an increase in the average balance of earning assets from $1,222.0 million to $1,388.4 million for the three months ended September 30, 1996 and September 30, 1997, respectively, and from $1,192.7 million to $1,355.8 million for the nine months ended September 30, 1996 and
September 30, 1997, respectively.   The increase in the average yield on earning
assets from 8.79% to 8.96% for the three months ended September 30, 1996 and 1997, respectively, and from 8.74% for the nine months ended September 30, 1996 to 8.83% for the nine months ended September 30, 1997, also contributed to these increases in interest income for those periods. The increase in the average balance of the commercial loan portfolio was the largest contributor to the
increase in interest income.   The commercial loan average balance increased
$81.3 million from the third quarter of 1996 to $580.4 million for the third quarter of 1997, and increased $91.4 million for the first nine months of 1997 compared to the first nine months of 1996. The average yield on commercial loans increased from 9.41% for the third quarter of 1996 to 9.90% for the third quarter of 1997, and from 9.61% for the first nine months of 1996 to 9.76% for the first nine months of 1997. Despite high levels of competition in the Company's lending markets for indirect auto and direct loans, the Company continues to emphasize origination of these loans, which add to the Company's market base for potential business and provides some of the highest yielding assets for the Company. Despite such competition, the average balance of consumer loans increased 27.6% to $270.0 million for the three-month period ended September 30, 1997 compared to $211.6 million for the three-month period ended September 30, 1996, and 20.4% to $245.1 million for the nine-month period ended September 30, 1997 compared to $203.5 million for the nine-month period ended September 30, 1996. The average balance of real estate loans decreased $12.0 million to $249.7 million for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This period reflected an increase in yield from 8.67% to 8.79%, but the reduced average balance resulted in a net decline of $186,000 in interest income from real estate loans to $5.5 million. The average balance of real estate loans decreased $13.2 million to $252.5 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The decrease in real estate loans is consistent with the Company's emphasis on origination of higher yielding commercial and consumer loans. This nine-month period reflected an increase in yield from 8.33% to 8.57%, but the reduced average balance resulted in a net decline of $369,000 in interest income from real estate loans to $16.2 million. The average balance of investment securities increased from $245.6 million for the third quarter of 1996 to $282.9 million for the third quarter of 1997. This contributed to a net increase in interest income of $235,000 comparing the respective quarters despite yields that decreased for this same period from 7.00% to 6.41%. The average balance of investment securities increased from $246.6 million for the nine months ended September 30, 1996 to $289.1 million for the nine months ended September 30, 1997. This contributed to a net increase in interest income of $1.7 million comparing the respective period. Yields decreased for this same period from 6.89% to 6.66%.


Interest Expense
----------------


  Total interest expense increased by $2.5 million for the quarter ended September 30, 1997 as compared to the same period in 1996. The average balance of all interest-bearing liabilities increased from $1,165.4 million for the quarter ended September 30, 1996 to $1,330.9 million for the quarter ended September 30, 1997. This increase accompanies an increase in the average rate paid on all interest-bearing liabilities from 4.57% to 4.77% during the respective period. The average balance of deposits increased from $1,080.6 million during the three months ended September 30, 1996 to $1,136.4 million during the same period in 1997, and from $1,047.4 million for the nine-month period ended September 30, 1996 to $1,122.1 for the nine-month period ended September 30, 1997. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $12.1 million for the third quarter of 1996 to $13.1 million for the third quarter of 1997, and from $35.2 million to $38.1 million for the nine-month period ended September 30, 1997 and 1996. Another component of the change in interest-bearing liabilities is the average balance of borrowings increasing from $84.8 million for the three months ended September 30, 1996 to $194.5 million for the three months ended September 30, 1997. A similar increase reflected average balances of $83.8 million for the nine-month period ended September 30, 1996 to $175.3 million for the nine-month period ended September 30, 1997. The borrowing balance augments deposits to fund the loan growth principally in the commercial and consumer loan area when needed. This increase in average balance was coupled with an increase in the rate paid on borrowings from 5.62% to 5.76% during the three-month period to reflect higher borrowing costs from $1.2 million for the three months ended September 30, 1996 to $2.8 million for the
same period in 1997.   An increase in rates from 5.61% for nine months ended
September 30, 1996 to 5.63% for nine months ended September 30, 1997 had a small impact in the growth of borrowing expense. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.


Provision for Credit Losses
---------------------------

  The provision for credit losses decreased from $3.0 million to $2.5 million for the quarters ended September 30, 1996 and September 30, 1997, respectively, and decreased from $7.7 million to $7.4 million for the nine months ended September 30, 1996 and September 30, 1997, respectively. The allowance for possible credit losses increased to $18.6 million as of September 30, 1997, compared to $17.1 million as of December 31, 1996. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.


Non-interest Income
-------------------

  Non-interest income decreased from $2.2 million to $1.5 million for the three months ended September 30, 1996 to September

30, 1997, respectively, and decreased from $6.4 million to $4.5 million for the nine-month period ended September 30, 1996 to September 30, 1997, respectively. This decline was largely attributable to the loss of one large merchant credit card relationship in the fourth quarter of 1996. The reduction of income from this relationship is substantially offset by a reduction in the processing fee expenses associated with that merchant. This is reflected in a 78.3% decline in credit card fee income, from $2.7 million to $0.6 million for the nine months ended September 30, 1996 compared to the same period in 1997. As a result, the Company also benefited from a 78.5% decline on interchange fee expenses from $1.8 million to $0.4 million for the same respective periods. A similar relationship is noted for the three-month period.


Gains (Losses) On Sale of Securities
------------------------------------

  Gains on sale of securities was $126,000 for the third quarter of 1997 and $107,000 for nine months ended September 30, 1997. This compares to gains of $1.0 million for the same quarter of 1996 and $1.3 million for the nine months ended September 30, 1996. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.


Gains (Losses) On Sale of Loans
-------------------------------

  The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company securitized or sold $22.1 million and $18.6 million for the third quarter of 1997 and 1996, respectively. This resulted in losses of $94,000 and gains of $20,000 for the same two periods. For the nine-month period ended September 30, 1997 and 1996, the Company securitized or sold $48.3 million and $53.7 million, respectively, of residential mortgage loans. These sales generated losses of $183,000 and $55,000 for the same nine-month periods.


Non-interest Expense
--------------------

  Non-interest expense remained stable at $7.2 million for the quarters ended
September 30, 1996 and 1997, respectively.   For the comparative nine-month
periods, non-interest expense declined $155,000 from $21.2 million to $21.0 million. This was due to the loss of one large merchant credit card relationship in the fourth quarter of 1996 that caused a decline in interchange fee expense associated with these transactions from $691,000 to $155,000 for the quarter ended September 30, 1996 to September 30, 1997. This same decline is shown in the decrease in this expense from $1.8 million to $396,000 for the nine-month period ended September 30, 1996 to the same period ended September 30, 1997. Increase in non-interest expense was noted in dealer commission expenses which are costs paid to dealers to originate automobile and mobile home loans for the Company. The significant growth in the consumer loan portfolio is largely due to this indirect lending strategy and its associated cost. This expense increased 50.3% from $324,000 for the third quarter of 1996 to $487,000 for the third quarter of 1997. For the nine-month periods ended September 30, 1996 and 1997, the expense increased from $0.8 million to $1.3 million.


Income Taxes
------------

  The income tax expense was $2.6 million and $2.7 million for the quarters ended September 30, 1996 and September 30, 1997, respectively, and $7.2 million and $7.9 million for the nine-month periods ended September 30, 1996 and September 30, 1997, respectively. These increases were due to increased levels of taxable income.

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

  Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery. Consumer loans are charged-off before they become non-accrual.

  The following table sets forth information regarding non-performing loans which are 90 days or more overdue and ORE held by the Company at the dates indicated.

                                     SEPTEMBER 30,     DECEMBER 31,
                                         1997             1996
-------------------------------------------------------------------
                                             (Dollars In Thousands)
Commercial loans:
 Non-accrual loans                      $6,568            $6,130
Consumer loans:
 Accruing loans 90 days overdue            129               236
Residential real estate loans:
 Non-accrual loans                       1,737             1,556
Commercial real estate loans:
 Non-accrual loans                       1,624             4,295
-------------------------------------------------------------------
Total non-performing loans
 and accruing loans 90 days overdue    $10,058           $12,217
===================================================================
Total non-performing loans
 to total gross loans                     0.88%             1.21%
Total real estate acquired
 in settlement of loans at net
 realizable value                       $3,125            $1,393
Total non-performing loans
 and real estate acquired in
 settlement of loans at net
  realizable value to total assets        0.89%             1.00%

  Total non-performing loans and ORE decreased to $13.2 million, or 0.89% of total assets at September 30, 1997, compared to $13.6 million, or 1.00% of total assets at December 31, 1996.

  At December 31, 1996, 36 non-performing residential real estate loans totaled $1.6 million. At September 30, 1997, non-performing residential real estate loans totaled $1.7 million and included 36 loans.

  At December 31, 1996, non-performing commercial real estate loans totaled $4.3 million, and included 8 loans ranging in size from $62,000 to $1.8 million. At September 30, 1997, non-performing commercial real estate loans declined to $1.6 million and consisted of 7 loans ranging in size from $89,000 to $596,000. Two loans totalling $2.9 million were removed from non-accrual in the second quarter of 1997. These loans were subsequently retained as ORE after writedowns of $0.8 million.

  Non-performing commercial loans at December 31, 1996 totaled $6.1 million and included 41 individual loans ranging in size from $600 to $1.6 million. At September 30, 1997, non-performing commercial loans increased to $6.6 million and consisted of 28 individual loans ranging in size from $2,000 to $1.6 million.

  The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1996, the Company had $236,000 of loans 90 days or more past due on which it was accruing interest, as compared to $129,000 at September 30, 1997. As of each date, the only such loans were consumer loans.

  At September 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $8,027,807 with a corresponding valuation allowance of $2,374,587.

  At December 31, 1996, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $1.4 million, which consisted of 12 single-family residential properties with a book value totalling $712,000 and 7 local commercial real estate properties with a book value of $682,000. At September 30, 1997, ORE totaled $3.1 million, which consisted of 9 single-family residential properties totalling $347,000 and 9
local commercial real estate properties with a book value of $2.8 million.   The
addition of the two local commercial real estate properties into ORE and out of a non-accrual loan status accounted for the increase in this property type.

  Management reviews the adequacy of the allowance for possible credit losses at least quarterly, applying projected loss ratios to the risk-ratings of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various categories and concentrations of loans, transfer risks and other pertinent factors.

  The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   September 30,                   September 30,
                                          1997             1996        1997                1996
---------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)

Average gross loans outstanding        $1,119,037        $988,753   $1,081,472            $958,930
==================================================================================================

Allowance at beginning of period       $   17,915        $ 15,025   $   17,054            $ 14,065
---------------------------------------------------------------------------------------------------
Charge-offs:
     Commercial loans                       1,045           1,007        3,613               4,095
     Consumer loans                           562             436        1,410               1,147
     Residential real estate loans             20              50           65                  79
     Commercial real estate loans             744             697        1,982               1,148
---------------------------------------------------------------------------------------------------
          Total loan charge-offs            2,371           2,190        7,070               6,469
Recoveries:
     Commercial loans                         348             108          529                 301
     Consumer loans                           134             151          442                 384
     Residential real estate loans              0               0            0                   0
     Commercial real estate loans               0              18          258                 153
---------------------------------------------------------------------------------------------------
          Total recoveries                    482             277        1,229                 838
---------------------------------------------------------------------------------------------------
Net charge-offs                             1,889           1,913        5,841               5,631
---------------------------------------------------------------------------------------------------
Provision for credit losses
     charged to operating expenses          2,538           3,048        7,351               7,726
---------------------------------------------------------------------------------------------------
Allowance at end of period             $   18,564        $ 16,160   $   18,564            $ 16,160
==================================================================================================
Ratio of net charge-offs to:
     Average gross loans
           outstanding (annualized)          0.68%           0.77%        0.72%               0.78%
Ratio of allowance to:
     Non-performing loans                  184.57%         111.53%      184.57%             111.53%
     Period-end loans outstanding            1.63%           1.62%        1.63%               1.62%

  Charge-offs increased to $2.4 million for the third quarter of 1997 compared to $2.2 million for the third quarter of 1996 with recoveries increasing to $0.5 million for the third quarter of 1997 from $0.3 million for the third quarter of 1996. For the nine- month period ended September 30, 1996 compared to September 30, 1997, net charge-offs increased from $5.6 million to $5.8 million. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses


Sources of Funds
----------------

  Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,165.4 million for the three-month period ended September 30, 1996 to $1,330.9 million for the same period ended September 30, 1997, an increase of $165.5
million.   Deposits from local municipalities, a significant source of funds, has contributed to the increase in all interest-bearing liabilities by showing an increase in average balance from $75.6 million for the quarter ended September 30, 1996 to $77.6 million for the quarter ended September 30, 1997,
an increase of $2.0 million.   Certificates of deposit increased $34.4 million
from the third quarter of 1996 to the third quarter of 1997. To further fund loan growth, borrowings increased from an average balance of $84.8 million to $194.5 million for the quarter ended September 30, 1996 to the same quarter ended September 30, 1997. Of this $109.7 million increase, $99.2 million was from the Federal Home Loan Bank of New York ("FHLB"). The most significant other increase in interest-bearing liabilities for the quarter ended September 30, 1996 compared to September 30, 1997, was an increase in money-market accounts of $14.5 million to $257.4 million. The average balance of total interest-bearing liabilities increased from $1,131.2 million for the nine months ended September 30, 1996 compared to $1,297.3 million for the nine months ended September 30, 1997. The increase in municipal deposits was $32.2 million in the nine-month period from September 30, 1996 to September 30, 1997, and the nine month average ended September 30, 1997 was $93.3 million. Certificates of deposit increased from $566.8 million for the nine months ended September 30, 1996 to $617.9 million for the same period in 1997. For the nine-month period ended September 30, 1996, the average balance of borrowings was $83.8 million compared to $175.3 million for the nine months ended September 30, 1997, an increase of $91.5 million. The average balance of money market accounts during the nine month comparative periods increased $19.8 million to $253.0 million at September 30, 1997.


Liquidity and Capital Resources
-------------------------------

  A fundamental objective of the Company is to manage effectively its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.

  The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At September 30, 1997, the total of approved loan commitments amounted to $102.4 million. All borrowings are scheduled to mature during the next twelve months. Savings certificates, which are scheduled to mature during the next twelve months, totalled $408.9 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company. At September 30, 1997, the Company had no long-term borrowings.

  At September 30, 1997, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.84%, which exceeds the current requirements for the Company. At September 30, 1997, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.68%.

  The Company's book value per common share increased from $12.92 at December 31, 1996 to $13.87 at September 30, 1997.

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


Market Prices and Related Shareholder Matters
---------------------------------------------

  The stock of the Company is listed on The NASDAQ Stock Market National Market System under the symbol "BSBN". As of September 30, 1997, the Company had 1,641 shareholders of record and 8,544,175 shares of outstanding common stock. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

                                            Cash
                  Price Range          Dividends
1996                     High   Low    Per Share
------------------------------------------------
First Quarter          $17.67  $14.50      $0.13
Second Quarter          17.83   16.83       0.15
Third Quarter           17.50   16.50       0.15
Fourth Quarter          18.50   16.92       0.17

1997
------------------------------------------------
First Quarter          $21.33  $17.17      $0.17
Second Quarter          26.00   19.50       0.17
Third Quarter           29.00   23.83       0.20

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1 - Legal Proceedings
         -----------------
            Not applicable


Item 2 - Changes in Securities
         ---------------------
            Not applicable


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



                                 BSB Bancorp, Inc.



Date:   November 14, 1997    By:   Alex S. DePersis
       ---------------------     -------------------------
                                  ALEX S. DEPERSIS
                                  President
                                   and Chief Executive Officer


Date:    November 14, 1997    By:   Edward R. Andrejko
       ----------------------    ---------------------
                                  EDWARD R. ANDREJKO
                                  Senior Vice President and
                                   Chief Financial Officer