Form 10-K405
period 1997-12-31
BSB BANCORP INC
filed 1998-03-31
CIK 830257

This statement is intended to satisfy the requirements for an annual disclosure statement as contained in Section 350.4(a) of the Federal Deposit Insurance Corporation regulations. This statement has not been reviewed, or confirmed for accuracy or relevancy Lou BushHP CustomerThis statement is intended to satisfy the requirements for an annual disclosure statement as contained in Section 350.4(a) of the Federal Deposit Insurance Corporation regulations. This statement has not been reviewed, or confirmed for accuracy or relevance, by the
                                              ---------------------------------
Federal Deposit Insurance Corporation.
-------------------------------------------------------------------------------

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

      [X]      Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997

                                 OR

      [_]     Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              For the transition period from _______ to _______

                       Commission File Number:  0-17177

                               BSB BANCORP, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                          16-1327860
----------------------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

58-68 Exchange Street, Binghamton, New York                13902
-------------------------------------------           ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

As of March 5, 1998, the aggregate value of the 8,588,378 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 912,674 shares held by all affiliates of the Registrant, was approximately $244,183,334. This figure is based on the closing sales price of $31.8125 per share of the Registrant's Common Stock on March 5, 1998. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 5, 1998 - 8,588,378

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

   (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.

   (2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 27, 1998 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

                               TABLE OF CONTENTS

                           FORM 10-K ANNUAL REPORT
                              FOR THE YEAR ENDED
                                 DECEMBER 31, 1997
                              BSB BANCORP, INC.

                                                                  Page
                                                                  ----

PART I
  Item 1.     Business                                               1
  Item 2.     Properties                                            21
  Item 3.     Legal Proceedings                                     22
  Item 4.     Submission of Matters to a Vote of
                Security Holders                                    22

PART II
  Item 5.     Market for the Registrants Common Equity and
                Related Stockholder Matters                         22
  Item 6.     Selected Financial Data                               22
  Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations       22
  Item 8.     Financial Statements and Supplementary Data           22
  Item 9.     Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure              22

PART III
  Item 10.    Directors and Executive Officers of the Registrant    22
  Item 11.    Executive Compensation                                22
  Item 12.    Security Ownership of Certain Beneficial
                Owners and Management                               22
  Item 13.    Certain Relationships and Related Transactions        22

PART  IV
  Item 14.    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                              23-26

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

BSB BANK & TRUST COMPANY

  The Bank is headquartered in Binghamton, New York and conducts business in Broome, Tioga, Chenango, Onondaga, and Chemung Counties, and adjacent areas of New York State. BSB Bank & Trust serves its customers from thirteen full-service banking offices, and twenty off-premise automatic teller machines (MachineTeller(R)) at the two largest hospitals in the area, the Binghamton Regional Airport, Town Square Mall, Martin Marietta, Airport Corporate Center, Dick's Sporting Goods in Horseheads, all area Giant Food Markets, and Broome Community College. The Bank also serves its customers at twelve proprietary banking service locations (StoreTeller(R)) situated in a large area supermarket chain.

  The primary market area of the Bank is Broome, Tioga, Chenango, Onondaga, and Chemung Counties with a combined population of 880,433 according to the 1990 United States Census. The Bank is the leader in total deposits in Broome County. Over the past decade, BSB Bank & Trust has changed from a traditional thrift institution to a diversified financial service organization providing a broad range of deposit and loan products to area businesses and consumers. In particular, the Bank has become a major provider of banking services to the business community, as well as offering banking services to school districts and cooperative education centers, cities, towns, villages, and numerous municipal agencies. It has also expanded all phases of consumer lending, including both direct and indirect automobile financing, and credit card lending. A full-service Trust Department was established in 1991.


LENDING ACTIVITIES

Loan Portfolio Composition

  BSB Bank & Trust's portfolio of net loans totaled $1.2 billion at December 31, 1997, representing 76.0% of the Bank's total assets at that date, compared to $1.0 billion, and 72.7% of the Bank's total assets at December 31, 1996. Commercial loans continued to comprise a significant portion of the loan portfolio, increasing to $654.2 million, or 54.26% of all loans at December 31, 1997. These loans, being generally tied to the Company's Prime Rate, tend to increase the interest rate sensitivity of the loan portfolio. The consumer loan share of the portfolio increased from 21.53% of all loans at December 31, 1996 to 24.82%, or $299.3 million at December 31, 1997. The Company's continued efforts to increase this portfolio via expanded indirect financing through local and surrounding area automobile dealers has produced significant results. Originations of all consumer loans was $205.6 million for 1997, compared to $132.2 million for 1996. Results from this focus on originating consumer loans has increased the balance of the indirect new and used auto loan portfolios to $161.6 million at December 31, 1997 from $112.2 million at December 31, 1996, and direct consumer loans from $35.6 million at December 31, 1996 to $46.9 million at December 31, 1997.

The balance of mobile home loans increased to $45.5 million at December 31, 1997 from $27.7 million at December 31, 1996.

  The Company's policy of selling or securitizing fixed-rate residential mortgages to improve the liquidity of the portfolio, reduce interest rate risk, and to build servicing portfolio income resulted in sales and securitizations of $59.7 million in 1996, with an additional $15.7 million of adjustable-rate residential mortgages securitized. In 1997, $79.5 million of fixed-rate residential mortgages were sold or securitized to aid in managing liquidity and collateral needs. The Company had originations of fixed-rate residential mortgages of $94.1 million for 1997 compared to $53.8 million in 1996. Management remains committed to originating adjustable-rate residential loans and holding these loans, either in whole loan or securitized form, due to their attractive yield and responsiveness to rate changes over time.

  The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.

                                                                               December 31,
                                      1997                  1996                   1995                 1994           1993
                                     Amount    Percent     Amount     Percent     Amount    Percent    Amount   Percent    Amount
                                   ----------  --------  -----------  --------  ----------  --------  --------  --------  --------
                                                                       (Dollars in Thousands)

Commercial                         $  654,243    54.26%  $  536,779     53.22%   $455,444     49.13%  $386,875    44.72%  $339,555
----------------------------------------------------------------------------------------------------------------------------------
Consumer:
 Student                                3,012     0.25%       1,569      0.16%      8,940      0.96%    12,404     1.43%    11,485
 Personal direct                       46,883     3.89%      35,552      3.53%     28,867      3.10%    28,282     3.27%    26,718
 Personal indirect-Used Auto          112,103     9.30%      67,336      6.68%     50,487      5.45%    43,606     5.04%    37,199
 Personal indirect-New Auto            49,475     4.10%      44,843      4.45%     48,556      5.24%    53,594     6.21%    38,878
 Personal indirect-Mobil Homes         45,506     3.77%      27,728      2.75%     23,002      2.48%    22,572     2.61%    17,426
 Personal indirect-Others               3,807     0.32%       4,374      0.43%      4,610      0.50%     3,361     0.39%     3,684
 Savings account                          229     0.02%         340      0.03%        423      0.05%       632     0.07%       781
 Overdraft checking                     1,841     0.15%         940      0.09%        836      0.09%       614     0.07%       623
 Home equity                           24,991     2.07%      24,278      2.41%     25,133      2.71%    26,233     3.03%    28,691
 Debit card                             1,277     0.11%         628      0.06%
 Credit card                           10,183     0.84%       9,480      0.94%      9,692      1.05%     9,565     1.11%    10,771
----------------------------------------------------------------------------------------------------------------------------------
  Total consumer loans                299,307    24.82%     217,068     21.53%    200,546     21.63%   200,863    23.22%   176,256
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 Fixed-rate:
  Residential                          37,213     3.09%      24,598      2.44%     37,071      4.00%    38,340     4.43%    54,948
 FHA & VA                              10,390     0.86%      13,390      1.33%     16,810      1.81%    20,309     2.35%    25,709
 Commercial                             4,426     0.37%       4,912      0.49%      3,011      0.32%     3,218     0.37%     3,348
  Commercial FHA                          202     0.02%         208      0.02%        214      0.02%       219     0.03%       224
----------------------------------------------------------------------------------------------------------------------------------
   Total fixed-rate                    52,231     4.33%      43,108      4.27%     57,106      6.16%    62,086     7.18%    84,229
----------------------------------------------------------------------------------------------------------------------------------
 Adjustable-rate:
        Residential                    64,208     5.32%      73,648      7.30%     82,470      8.90%    81,200     9.38%    77,678
        Commercial                    135,808    11.26%     137,937     13.68%    131,450     14.18%   134,058    15.50%   130,383
----------------------------------------------------------------------------------------------------------------------------------
   Total adjustable-rate              200,016    16.58%     211,585     20.98%    213,920     23.08%   215,258    24.88%   208,061
----------------------------------------------------------------------------------------------------------------------------------
   Total real estate                  252,247    20.92%     254,693     25.25%    271,026     29.24%   277,344    32.06%   292,290
----------------------------------------------------------------------------------------------------------------------------------
                                   $1,205,797   100.00%  $1,008,540    100.00%   $927,016    100.00%  $865,082   100.00%  $808,101
==================================================================================================================================

  The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed and adjustable interest rates.



                                      Residential  Commercial   Commercial
                                      Real Estate  Real Estate   Business   Consumer
                                         Loans        Loans       Loans      Loans      Total
------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Amounts due:
 Within one year                         $    123     $ 14,071    $278,272  $ 35,800  $  328,266
 After one year through five years          3,566       62,579     277,450   188,057     531,652
 Beyond five years                        108,122       63,786      98,521    75,450     345,879
------------------------------------------------------------------------------------------------
  Total                                  $111,811     $140,436    $654,243  $299,307  $1,205,797
================================================================================================

Amounts due after one year:
 Fixed                                   $ 41,913     $  4,853    $151,549  $263,507  $  461,822
================================================================================================
 Adjustable                              $ 69,775     $121,512    $224,422            $  415,709
================================================================================================

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

ORIGINATION, SECURITIZATION, AND SALE OF LOANS

The following table shows the loans originated, securitized, sold, and repaid during the periods indicated.

                                                            Years Ended December 31,
----------------------------------------------------------------------------------------
                                                        1997         1996         1995
----------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Gross loans receivable at beginning of period      $1,010,107   $  928,296   $  866,864
Mortgage loan originations:
 Conventional
  One- to four-family dwellings
   Fixed-rate                                          89,916       52,445       50,881
   Adjustable-rate                                      6,771       17,165       34,829
 Commercial real estate                                25,547       23,745        9,992
 FHA/VA                                                 4,188        1,385
----------------------------------------------------------------------------------------
     Total mortgage loans originated                  126,422       94,740       95,702
----------------------------------------------------------------------------------------

Commercial loan originations                          244,165      159,834      122,490

Consumer loan originations:
 Student loans                                          3,151        3,535        4,755
 Personal direct loans                                 30,234       20,529       13,908
 Personal indirect used auto loans                     85,406       47,078       30,334
 Personal indirect new auto loans                      29,655       22,592       18,393
 Personal indirect mobile home loans                   22,867        8,862        3,604
 Personal indirect other loans                          1,181        1,913        1,346
 Home improvement loans                                    19        1,610        1,382
 Savings account loans                                    231          168          232
 Commercial line of credit loans                        1,149
 Overdraft checking                                     2,552        3,199        2,385
 Debit card                                             2,822        1,086
 Equity lines of credit                                10,602        8,503        9,636
 Credit card                                           15,721       13,169       11,617
----------------------------------------------------------------------------------------
  Total consumer loans originated                     205,590      132,244       97,592
----------------------------------------------------------------------------------------
   Total loans originated                             576,177      386,818      315,784
----------------------------------------------------------------------------------------

Commercial loan-credit advances                       984,800    1,116,506    1,111,224
Principal repayments                                1,276,644    1,335,588    1,288,797
Loans securitized:
 FNMA-fixed                                             1,620       11,099
 FNMA-adjustable                                            -       15,724       21,875
----------------------------------------------------------------------------------------
  Total loans securitized                               1,620       26,823       21,875
----------------------------------------------------------------------------------------
Loan sales:
 Student loans                                          1,708       10,491        6,968
 Residential mortgages                                 77,856       48,611       47,936
----------------------------------------------------------------------------------------
  Total loan sales                                     79,564       59,102       54,904
----------------------------------------------------------------------------------------
   Net loan activity                                  203,149       81,811       61,432
----------------------------------------------------------------------------------------
Gross loans receivable and loans
 held for sale at end of period                     1,213,256    1,010,107      928,296
Loans held for sale                                    (7,459)      (1,567)      (1,280)
----------------------------------------------------------------------------------------
Gross loans receivable at the end of the period     1,205,797    1,008,540      927,016
Allowance for possible credit losses                  (19,207)     (17,054)     (14,065)
Total net discounts and premiums                         (595)        (594)        (605)
----------------------------------------------------------------------------------------
Net loans receivable at the end of period          $1,185,995   $  990,892   $  912,346
========================================================================================


COMMERCIAL LENDING

  The commercial loan portfolio has become a significant part of the Bank's asset base. As of December 31, 1997, commercial loans amounted to $654.2 million, or 54.26% of the Bank's total loans as compared with $536.8 million, or 53.22% as of December 31, 1996. Under New York law, the Bank generally may not lend to any one entity more than 15% of the bank's capital stock, surplus, and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus, and undivided profits, provided that at least the amount of such loan between 15% and 25% of the Bank's capital stock, surplus, and undivided profits is secured. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 1997, 18 loan relationships had outstanding loans and commitments exceeding 10% of shareholders' equity. Also at December 31, 1997, there were two loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity. Each of these relationships have a well diversified source of repayment with adequate collateral, and each of the loans were approved by the Board Loan Committee as an exception to policy. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

  At December 31, 1997, there were $266.0 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $225,922. Management continues to emphasize commercial loan originations, which amounted to $159.8 million, or 41.3% of total loans originated in 1996 compared to $244.2 million, or 42.4% of total loans originated in 1997.

  The commercial loan portfolio is diversified by industry, type, and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 72% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 9.79% in 1997 and 9.63% in 1996. The Bank's average Prime Rate was 8.44% in 1997 and 8.27% in 1996. Commercial loans are made on both a secured and unsecured basis, and include secured lines of credit. Although most have shorter terms, the maximum term of a non-real estate secured commercial loan is ten years. The largest single extension of credit at December 31, 1997 was in the amount of $15.0 million and, as of that date, there was $4.6 million outstanding on that credit. As of December 31, 1997, the Bank had 29 other borrowers with outstanding loans and commitments exceeding $2.5 million.

  In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll, and direct deposit to employees' accounts.

CONSUMER LENDING

  The Bank engages in a variety of consumer lending activities. As of December 31, 1997, a total of $299.3 million of consumer loans was outstanding as compared to $217.1 million and $200.5 million at December 31, 1996 and 1995, respectively. As seen in the table on page 2, the majority of the consumer loans are comprised of $258.0 million in personal loans (which includes indirect loans and savings account loans), $25.0 million in home equity loans, and $11.5 million in credit and debit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral, and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy, and by adverse economic conditions.

  Of the $258.0 million in personal loans outstanding at December 31, 1997, $46.9 million represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff and $210.9 million represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, and automobile and other retail dealers. Of the indirect originations in 1997, $22.9 million or 16.4% financed mobile homes, and $1.2 million or 0.8% financed recreational vehicles. Mobile home loans are originated through service companies and are supported by recourse agreements against significant reserve account balances. All personal loans originated for the Bank are advanced at fixed interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

  The Bank began offering indirect financing through local auto dealerships in early 1986. The lending and support staff and data processing system have since been enhanced as the portfolio has grown. Given the past performance of the indirect loan portfolio and the opportunities for geographic and product diversification provided by growth in the indirect portfolio, the Bank began during 1992 and 1993, to place greater emphasis on the origination of indirect consumer loans. In 1997, the Bank originated $139.1 million of indirect consumer loan contracts compared with $80.4 million of such consumer loans in 1996.

  The remainder of the indirect consumer originations experienced during 1997 were the direct result of the Bank's earlier efforts to expand the geographic markets served by its auto dealership base. In particular, during 1992, the Bank expanded its market for indirect consumer lending into the Central New York Region, including the Syracuse metropolitan area.

   Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years, and are generally secured by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. During the fourth quarter of 1994, the Bank began offering home equity lines of credit with a term of 30 years. As of December 31, 1997, there were total home equity lines of credit available of $43.1 million with an outstanding balance of $25.0 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

  In 1993, the Bank introduced an adjustable-rate MasterCard program to complement its fixed-rate Visa credit card program. As of December 31, 1997, there were total credit card lines available of $33.8 million with an outstanding balance of $10.2 million as compared to $33.9 million and $9.5 million, respectively, at December 31, 1996.

  The significant growth in consumer lending, with its short-term characteristics, contributed to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

RESIDENTIAL REAL ESTATE LENDING

  The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 1997, $111.8 million, or 9.3% of the Bank's total loan portfolio consisted of residential mortgage loans. In 1997 and 1996, residential mortgage loan originations amounted to $100.9 million and $71.0 million, respectively, which represented approximately 17.5% and 18.4%, respectively, of the Bank's total loan originations.

  Mortgage activity in recent years has resulted in a substantial increase in the Bank's serviced mortgage loan portfolio. The serviced mortgage loan portfolio, a source of non-interest income, increased from $351.3 million at December 31, 1996 to $392.0 million at December 31, 1997. This increase in serviced loans from December 31, 1996 to December 31, 1997 was facilitated by an increase in the sales of residential mortgages from $48.6 million in 1996 to $77.9 million in 1997.

COMMERCIAL REAL ESTATE LENDING

  In 1996, the Bank continued to originate loans secured by income-producing commercial real estate, including multi-family (over four units) and commercial properties, such as apartment complexes, retail buildings, office buildings, and shopping centers. The Bank originated $25.5 million in commercial real estate loans in 1997 compared to $23.7 million in 1996 and $10.0 million in 1995. At December 31, 1997, the Bank had $140.4 million of commercial real estate loans outstanding, representing approximately 11.6% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans, with rates adjusting every one, three, or five years, represent 96.7% of the total commercial real estate loan portfolio at December 31, 1997.

  The commercial real estate loans offered by the Bank are being underwritten with terms of up to 25 years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 1997 was 9.13% and 9.05% in 1996. The largest single commercial real estate loan advanced during 1997 was $4.0 million.

Non-performing Loans and Other Real Estate Owned ("ORE")

  The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue, and other real estate owned held by the Bank at the dates indicated:

                                                                   1997      1996      1995     1994      1993
----------------------------------------------------------------------------------------------------------------
                                                                             (Dollars In Thousands)
Commercial loans:
 Non-accrual loans                                               $10,542   $ 6,130   $ 8,032   $4,449   $ 5,779
Consumer loans:
 Accruing loans 90 days overdue                                      304       236        96      109       107
Residential real estate loans:
 Non-accrual loans                                                 1,309     1,556     1,920    1,037       694
Commercial real estate loans:
 Non-accrual loans                                                   821     4,295     2,764    2,286     4,081
----------------------------------------------------------------------------------------------------------------
  Total non-performing loans and accruing
   loans 90 days overdue                                         $12,976   $12,217   $12,812   $7,881   $10,661
----------------------------------------------------------------------------------------------------------------
Total non-performing loans to total loans                           1.08%     1.21%     1.38%    0.91%     1.32%
Total real estate acquired in settlement of loans at lower of
 cost or fair value                                              $ 2,784   $ 1,393   $ 2,468   $3,234   $   826
----------------------------------------------------------------------------------------------------------------
Total non-performing loans and real estate acquired in
 settlement of loans at fair value to total assets                  1.01%     1.00%     1.23%    0.96%     1.05%
================================================================================================================

  During 1997, 1996, 1995, 1994, and 1993, approximately $728,000, $808,000,
$986,000, $405,000 and $843,000 of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

  During 1997, 1996, 1995, 1994, and 1993, $598,000, $276,000, $241,000,
$365,000 and $364,000 respectively, of interest income on non-accrual loans was recognized during the periods as loans were paid to a current status or paid in full.

  The Company has no troubled debt restructuring except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned increased to $15.8 million, or 1.01% of total assets at December 31, 1997, compared to $13.6 million, or 1.00% of total assets at December 31, 1996.

  At December 31, 1996, 36 non-performing residential real estate loans totaled $1.6 million. At December 31, 1997, non-performing residential real estate loans totaled $1.3 million and included 28 loans. Loan loss reserves have been established that are deemed adequate by management.

  At December 31, 1996, non-performing commercial real estate loans totaled $4.3 million, and included eight loans ranging in size from $62,000 to $1.8 million. Of these loans, two local commercial real estate loans that had a combined balance of $2.9 million at December 31, 1996 were written down to $1.8 million and transferred to ORE during 1997 and remained there at year end 1997. At December 31, 1997, non-performing commercial real estate loans decreased to $0.8 million and consisted of three loans ranging in size from $78,000 to $594,000.

  Non-performing commercial loans at December 31, 1996 totaled $6.1 million and included 41 individual loans ranging in size from $600 to $1.6 million. At December 31, 1997, non-performing commercial loans increased to $10.5 million and consisted of 35 individual loans ranging in size from $5,000 to $1.3 million. The increase from December 31, 1996 to December 31, 1997 is mainly due to four loans totaling $3.5 million being added to non-performing assets in the fourth quarter of 1997. These loans were to a company which leases vehicles to non-personal entities such as schools, rehabilitation centers, and similar businesses. These loans and all other non-performing loans have been internally risk-rated.

  The Bank's non-accrual loans increased from $12.2 million at December 31, 1996 to $13.0 million at December 31, 1997. At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 totaled $8.5 million with a valuation allowance aggregating $3.2 million. For the twelve months ended December 31, 1996, the average recorded investment in impaired loans was approximately $8.8 million. The Company recognized, on a cash basis, $146,000 of interest on impaired loans during the portion of the year they were impaired. At December 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $12.0 million with a valuation allowance aggregating $4.3 million. For the twelve months ended December 31, 1997, the average recorded investment in impaired loans was approximately $8.9 million. The Company recognized, on a cash basis, $272,000 of interest on impaired loans during the portion of the year they were impaired.

  At December 31, 1996, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $1.4 million, which consisted of 12 single-family residential properties with a book value totaling $712,000 and seven local commercial real estate properties with a book value totaling $681,000. At December 31, 1997, ORE totaled $2.8 million and consisted of 10 single-family residential properties with a book value totaling $474,000 and nine local commercial real estate properties with a book value totaling $2.3 million. The cause of the increase in ORE is the addition of two local commercial real estate properties moved from non-performing loans to ORE in the fourth quarter of 1997 as mentioned above.

  During 1997, 14 single-family residential properties with a book value totaling $753,000 were sold. From 1996, two single-family residential properties remained in the ORE portfolio, and this property had a book value of $62,000. During 1997, 12 single-family residential properties with a book value of $800,000 were added to the ORE portfolio.

  During 1997, four local commercial real estate properties with a book value of $600,000 were sold, and 14 local commercial real estate properties with a book value totaling $1.9 million were charged off, and six commercial real estate properties valued at $1.3 million were partially charged off. During 1997, seven local commercial real estate properties with a book value totaling $2.9 million were added to the portfolio. Due to declining commercial real estate values, three local commercial real estate ORE properties were reduced by $628,000 and charged to other real estate expenses. All real estate carried in the Company's ORE portfolio are supported by recent independent appraisals.

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

  During 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for possible credit losses during the periods indicated. Management considers the allowance for possible credit losses (reserves) of $19.2 million at December 31, 1997 adequate to cover potential credit losses.

                                                                             Years Ended December 31,
-----------------------------------------------------------------------------------------------------
                                             1997         1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)

 Average total loans outstanding          $1,103,563    $970,060    $914,988    $828,739    $796,696
=====================================================================================================

Allowance at beginning of period          $   17,054    $ 14,065    $ 13,354    $ 12,756    $ 11,764

Charge-offs:
  Commercial loans                             5,178       5,800       3,944       3,104       3,197
  Consumer loans                               2,137       1,714       1,123         850         707
  Residential real estate loans                   83         116          81          54          66
  Commercial real estate loans                 2,480       1,184       2,185         306         109
-----------------------------------------------------------------------------------------------------
   Total loans charged-off                     9,878       8,814       7,333       4,314       4,079
Recoveries:
  Commercial loans                               852       1,114         311         830         356
  Consumer loans                                 572         550         358         344         311
  Residential real estate loans                               12          18                      57
  Commercial real estate loans                   293         156          24          21          93
-----------------------------------------------------------------------------------------------------
   Total recoveries                            1,717       1,832         711       1,195         817
-----------------------------------------------------------------------------------------------------
Net charge-offs                                8,161       6,982       6,622       3,119       3,262
-----------------------------------------------------------------------------------------------------
Provision for credit losses charged to
  operating expenses                          10,314       9,971       7,333       3,717       4,254
-----------------------------------------------------------------------------------------------------
 Allowance at end of period               $   19,207    $ 17,054    $ 14,065    $ 13,354    $ 12,756
=====================================================================================================

Ratio of net charge-offs to:
  Average total loans outstanding               0.74%       0.72%       0.72%       0.38%       0.41%
Ratio of allowance to:
  Non-performing loans                        148.02%     139.59%     109.78%     169.45%     119.65%
  Year-end total loans outstanding              1.59%       1.69%       1.52%       1.54%       1.58%

  The provision for credit losses was $10.3 million in 1997 and $10.0 million in 1996. The allowance for possible credit losses increased to $19.2 million, or 1.59% of total loans at December 31, 1997, from $17.1 million, or 1.69% at year-end 1996 to reflect the continued growth in the commercial and consumer loan portfolios relative to other loan assets. Net charge-offs in 1997 amounted to $8.2 million, or 0.74% of average total loans outstanding, compared with $7.0 million, or 0.72% in 1996. Non-performing loans at December 31, 1997 were $13.0 million, or 1.08% of total loans outstanding, up from $12.2 million, or 1.21% at December 31, 1996.

  The following table indicates the allowance for possible credit losses by the following categories of loans for the following periods:

                                                                                               Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
                                1997               1996               1995               1994               1993
-----------------------------------------------------------------------------------------------------------------------
                          Amount     % (1)   Amount     % (1)   Amount     % (1)   Amount     % (1)   Amount     % (1)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                (Dollars in Thousands)
Real Estate:
 Commercial               $ 3,130    11.65%  $ 2,915    14.18%  $ 1,700    14.53%  $ 1,460    15.89%  $ 1,385    16.58%
 Residential                  175     9.27       175    11.07       175    14.71       175    16.17       175    19.59
Commercial                 13,662    54.26    12,584    53.23    10,890    49.13    10,419    44.72     9,946    42.02
Consumer                    2,240    24.82     1,380    21.52     1,300    21.63     1,300    23.22     1,250    21.81
-----------------------------------------------------------------------------------------------------------------------
                          $19,207   100.00%  $17,054   100.00%  $14,065   100.00%  $13,354   100.00%  $12,756   100.00%
=======================================================================================================================

(1)  Percent of loans in each category to total loans at the dates indicated.

INVESTMENT ACTIVITIES

  As of December 31, 1997, the Bank's investment securities portfolio of $285.0 million constituted 18.3% of its total assets. Such securities consist of United States Government agency securities, mortgage-backed securities, collateralized mortgage obligations ("CMO"), obligations of state and local governments, and corporate debt and equity securities.

  Collateralized mortgage obligations consist of pools of mortgages divided into classes (or "tranches"). Principal amortization and prepayments directed in a predetermined order, as received, into each class until it is paid off. The vast majority of CMOs purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae. The Bank owns and occasionally buys private issuer CMOs. The Bank purchases mostly senior tranches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. All CMOs purchased by the Bank must pass a test to determine that they are not "high risk securities", as defined by the Federal Financial Institutions Examining Council ("FFIEC"), prior to purchase.

   The Bank also purchases and sells mortgage participation certificates that consist primarily of certificates issued by Fannie Mae and the FHLMC. The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 1997, the Bank's gross mortgage-backed securities portfolio of $81.2 million included $58.0 million of CMOs, $1.2 million in GNMA securities, and $22.0 million in participation certificates.

  There also is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans any time. This option can affect the returns the Bank hopes to earn by investing in these securities. When interest rates fall as they did during 1997, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities and thereby adversely limiting the return the Bank can earn.

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

  The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated. (Also, see Note 2 of the Consolidated Financial Statements included in the 1997 Annual Report to Shareholders):

                                                                                    December 31,
                                                1997       1996       1995      1994        1993
-------------------------------------------------------------------------------------------------

Collateralized mortgage obligations        $  57,988     $108,780   $ 85,344   $ 84,351  $ 72,865
GNMA securities                                1,204        1,495      1,886      2,512     3,105
Participation certificates                    21,962       48,989     56,469     63,049    79,533
-------------------------------------------------------------------------------------------------
                                              81,154      159,264    143,699    149,912   155,503
-------------------------------------------------------------------------------------------------
Net (discounts) and premiums                    (253)          47       (383)      (159)      861
Unrealized appreciation (depreciation)        (1,292)        (523)       662     (6,576)    3,208
-------------------------------------------------------------------------------------------------
                                             $79,609(1)  $158,788   $143,978   $143,177  $159,572
=================================================================================================

(1) The book value of mortgage-backed securities at December 31, 1997 include approximately $63.2 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

  The U.S. Government Obligations of the Bank's investment securities consist primarily of securities callable by the issuing agencies. The calls range from immediately callable out to four years. The call features limit the appreciation potential of the securities as the possibility of them being called on the call date rises as interest rates decline.

The following table shows the Bank's activity in mortgage-backed securities during the years indicated:

                                                   December 31,
                                            1997       1996       1995
-------------------------------------------------------------------------
                                              (Dollars in Thousands)

 Mortgage-backed securities at            $159,264   $143,699   $149,912
  beginning of year (gross)
 Purchases:
  Collateralized mortgage obligations       29,184     78,900     22,296
  Participation certificates                            1,100
-------------------------------------------------------------------------
   Total purchases                          29,184     80,000     22,296
-------------------------------------------------------------------------
 Securitizations:
  Participation certificates                 1,620     26,823     21,875
-------------------------------------------------------------------------
 Sales:
  Collateralized mortgage obligations       66,338     39,974      6,513
  Participation certificates                19,867     26,837     21,027
-------------------------------------------------------------------------
   Total sales                              86,205     66,811     27,540
 Principal repayments:
  GNMA securities                              291        391        626
  Collateralized mortgage obligations       13,638     15,490     14,790
  Participation certificates                 8,780      8,566      7,428
-------------------------------------------------------------------------
   Total principal repayments               22,709     24,447     22,844
-------------------------------------------------------------------------
   Net change in principal                 (78,110)    15,565     (6,213)
-------------------------------------------------------------------------

Mortgage-backed securities at end of
 year (gross)                               81,154    159,264    143,699
-------------------------------------------------------------------------
  Net (discounts) and premiums                (253)        47       (383)
  Unrealized appreciation (depreciation)    (1,292)      (523)       662
-------------------------------------------------------------------------
    Net mortgage-backed securities at
     end of year                          $ 79,609   $158,788   $143,978
=========================================================================

   The primary reason for the decline in the outstanding balances of collateralized mortgage obligations and participation certificates is restructuring of the investment portfolio. These classes of securities have been sold and replaced with U.S. Government obligations. The primary purpose was to reduce prepayment risk associated with mortgage backed securities.

  The following table sets forth the Bank's investment portfolio at carrying value at the dates indicated:

                                                1997      1996       1995
----------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Bond investments:
 U.S. Government obligations                  $174,593  $ 91,014   $ 60,567
 Municipal obligations                           9,680    18,959      9,312
 Corporate obligations                           5,025     1,997     18,557
 Other                                             727       597        170
----------------------------------------------------------------------------
  Total bond investments                       190,025   112,567     88,606
----------------------------------------------------------------------------

Stock investments:
 Marketable equity securities                       22         3          3
 Preferred sinking fund stocks                     591     2,591      3,680
 Other securities                               14,708    14,698     11,197
----------------------------------------------------------------------------
  Total stock investments                       15,321    17,292     14,880
----------------------------------------------------------------------------
 Total investment securities at book value     205,346   129,859    103,486
----------------------------------------------------------------------------
Unrealized appreciation (depreciation)              34      (981)      (372)
----------------------------------------------------------------------------
 Total investment securities                  $205,380  $128,878   $103,114
============================================================================

  The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 1997. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.

                                                                             Maturing After Five Years
                                          After One Year Through Five Years       Through Ten Years
------------------------------------------------------------------------------------------------------------
                                 In one          Fixed         Variable          Fixed         Variable
                                  Year          Interest
                                or less
                             Amount   Rate   Amount   Rate   Amount  Rate    Amount   Rate   Amount  Rate
------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)

Investment securities
 U.S. Treasury and U.S.
   government agencies
   and corporations          $ 3,980  5.42%  $32,493  6.43%  $1,085  4.91%  $115,082  7.01%     ---$  ---%
 Obligations of states and
   political subdivisions      6,002  4.30       622  4.93      ---   ---        869  6.81      ---   ---
Corporate bonds:
 Domestic                        271  3.90        17  8.00      ---   ---        ---   ---      ---   ---
Corporate stocks                 ---   ---       ---   ---      ---   ---        ---   ---      ---   ---
Other securities                 ---   ---       ---   ---      ---   ---        ---   ---      ---   ---
---------------------------  -------  ----   -------  ----   ------  ----   --------  ----   ------  ----
 Total net investments
   and other securities      $10,253  4.72%  $33,132  6.40%  $1,085  4.91%  $115,951  7.01%     ---$  ---%
===========================  =======  ====   =======  ====   ======  ====   ========  ====   ======  ====

<2>


                                  After Ten Years              Total
-----------------------------------------------------------------------------
                                 Fixed       Variable


                             Amount   Rate    Amount   Rate    Amount   Rate
-----------------------------------------------------------------------------
                                    (Dollars in Thousands)

Investment securities
 U.S. Treasury and U.S.
   government agencies
   and corporations          $21,953  7.34%    $  ---   ---%  $174,593  6.89%
 Obligations of states and
   political subdivisions      2,187  7.01        ---   ---      9,680  5.18
Corporate bonds:
 Domestic                        439  7.35      5,025  6.79      5,752  6.70
Corporate stocks                 613  6.14        ---   ---        613  6.14
Other securities              14,708  6.54        ---   ---     14,708  6.54
-----------------------------------------------------------------------------
 Total net investments
   and other securities      $39,900  7.01%    $5,025  6.79%  $205,346  6.78%
=============================================================================

DEPOSITS

  At December 31, 1997, the Bank had $1,239.5 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, term accounts and pension accounts for both individuals and small businesses. Of these deposit instruments, $697.7 million, or 56.29% of all deposits consisted of term accounts, $263.3 million, or 21.25% consisted of money market deposit accounts, $135.0 million, or 10.90% consisted of passbook, escrow, and statement savings accounts, $67.3 million, or 5.43% consisted of NOW accounts and $76.2 million, or 6.14% consisted of commercial checking accounts.

  In the second half of 1997, the Company established a money desk to attract larger wholesale deposits primarily from institutional investors. This attracted $49.1 million as of December 31, 1997.

  At December 31, 1997, brokered deposits totaled $89.9 million with original maturities of one to five years. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

  Since 1979, the Bank has offered state-of-the-art electronic delivery systems. Since such date, the Bank's ATM network (MachineTeller(R)) and point-of-sale network (StoreTeller(R)) have processed over 19.5 million transactions for the Bank's depositors. During the 1980s, the Bank derived an increasing amount of its deposits from short-term accounts (money market and certificates of deposit of two years or less in maturity) rather than longer maturity, fixed-rate, fixed-term certificates that previously were the Bank's primary source of deposits.

  Deposit accounts in the Bank are insured to the maximum permissible amounts by the BIF, as administered by the FDIC. Accordingly, the Bank is subject to rules, regulations and examinations of the FDIC.

  The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:


                                                                          December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                1997                      1996                                 1995
                                                   Average                         Average                                 Average
                                                  Interest                        Interest                                Interest
                               Amount       %       Rate       Amount       %       Rate       Amount           %           Rate
-----------------------------------------------------------------------------------------------------------------------------------
Passbook and statement         $132,007   10.65%      3.00%  $  132,732   11.87%      3.00%   $  139,203          13.83%      3.00%
NOW accounts                     67,250    5.43       1.53       61,326    5.49       1.53        59,740           5.93       1.54
Money market deposit
 accounts                       263,345   21.25       4.76      249,322   22.30       4.43       223,357          22.19       4.57
Commercial checking
 accounts                        76,159    6.14                  57,007    5.10                   45,496           4.52
One to two year
 certificates (1)               193,208   15.59       5.69      161,528   14.45       5.29       188,867          18.77       5.78
Two to three year
 certificates (1)               143,680   11.59       5.93      125,342   11.21       6.04       102,787          10.21       6.07
Other certificates (1)          360,819   29.10       5.81      327,873   29.32       5.47       242,914          24.14       5.89
Escrow                            3,040    0.25       2.00        2,922    0.26       2.00         4,101           0.41       2.00
-----------------------------------------------------------------------------------------------------------------------------------
 Total deposits at end of
  period                     $1,239,508  100.00%      4.68%  $1,118,052  100.00%      4.48%   $1,006,465         100.00%      4.65%
===================================================================================================================================

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

  The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 1996 and December 31, 1997, which mature during the periods indicated:

                                                                                                       Amounts at December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Maturing Within
-----------------------------------------------------------------------------------------------------------------------------------
                                                             December 31,          One          Two          Three
                                                           1996        1997        Year        Years         Years      Thereafter
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Dollars in Thousands)
Certificate accounts:
 2% to 3.99%                                              $  1,284    $  2,599    $  2,570      $     21     $      4      $     4
 4% to 5.99%                                               516,355     592,493     451,029       100,846       32,421        8,197
 6% to 7.99%                                                94,607     100,428      33,240        47,923       15,051        4,214
 8% to 9.99%                                                 1,708       1,319         209           123          360          627
 10% to 11.99%                                                 789         869         508           172                       189
----------------------------------------------------------------------------------------------------------------------------------
  Total certificate accounts                              $614,743    $697,708    $487,556      $149,085     $ 47,836      $13,231
===================================================================================================================================

  The following table sets forth deposit activity for the periods indicated:

                                                                                                          Years Ended December 31,
                                                                                                    1997         1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Dollars in Thousands)
Net increase (decrease) before
 interest credited                                                                              $ 69,520     $ 64,263      $  (570)
Interest credited                                                                                 51,936       47,324       44,255
-----------------------------------------------------------------------------------------------------------------------------------
Net deposit increase                                                                            $121,456     $111,587      $43,685
===================================================================================================================================

  The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.

                                                           Years Ended December 31,
                                                     1997         1996         1995
-----------------------------------------------------------------------------------

Deposits at beginning of period               $1,118,052   $1,006,465   $  962,780

Increase (decrease) in:
 Passbook accounts                                  (725)      (6,471)     (24,302)
 NOW accounts                                      5,924        1,586          797
 Money market deposit accounts                    14,023       25,965       11,055
 Commercial checking accounts                     19,152       11,511          (11)
 One to two year certificates                     31,680      (27,339)      28,550
 Two to three year certificates                   18,338       22,555      (14,636)
 Other certificates                               32,946       84,959       42,184
 Escrow                                              118       (1,179)          48
-----------------------------------------------------------------------------------
Net increase in deposits during the period       121,456      111,587       43,685
-----------------------------------------------------------------------------------
Deposits at end of period                     $1,239,508   $1,118,052   $1,006,465
===================================================================================

The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 1997, which mature during the periods indicated:


                                                    Maturing Within
                                           Over     Over
                                          Three    Six to
                 December 31,    Three    to Six  Twelve
                         1997   Months   Months   Months   Thereafter
---------------------------------------------------------------------
                               (Dollars in Thousands)

2% to 3.99%          $  2,522  $   322  $ 2,200
4% to 5.99%           145,361   97,602   23,498  $18,011     $ 6,250
6% to 7.99%            20,144      383    2,473   10,021       7,267
10% to 11.99%             134                                    134
---------------------------------------------------------------------
 Total               $168,161  $98,307  $28,171  $28,032     $13,651
=====================================================================

BORROWINGS

  The Bank has available a number of borrowing sources of funds. The Bank's principal borrowings are the securities sold under repurchase agreements, advances from the FHLBNY, and the Municipal Option Put Securities ("MOPS") program. See Note 9 of Notes to Consolidated Financial Statements included in the 1997 Annual Report to Shareholders.

The following table sets forth the borrowings of the Bank's as of the dates indicated:

                                                                                                    1997         1996       1995
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
 Municipal option put securities                                                                   $  1,893    $  1,999   $  2,199
 Federal Home Loan Bank advances                                                                    153,000     113,000     95,150
 Current portion of long-term advance from Federal Home Loan Bank                                                            1,600
 Securities Sold - Repurchase                                                                        23,751       5,503
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $178,644    $120,502   $ 98,949
===================================================================================================================================

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:

                                                                                                       1997        1996       1995
----------------------------------------------------------------------------------------------------------------------------------
Outstanding balance at end of year                                                                 $178,644    $120,502   $ 98,949
Average interest rate                                                                                  6.13%       6.44%      5.88%
Maximum outstanding at any month end                                                               $225,972    $127,656   $126,098
----------------------------------------------------------------------------------------------------------------------------------

Average amount outstanding during year                                                             $177,392    $ 91,605   $103,520
Average interest rate during year                                                                      5.68%       5.62%      5.91%
==================================================================================================================================

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

  The Bank provides full trust services to individuals, corporations, and non-profit organizations including executor of estates, trustee under wills, and living trust agreements, custodian services, investment management services, and acts as trustee of qualified retirement plans. At December 31, 1997, the Bank managed $243.4 million in trust assets.

INVESTMENT IN SUBSIDIARIES

  At December 31, 1997, the Bank is the only direct subsidiary of the Company. BSB Bank & Trust has an investment, at cost, in four wholly-owned subsidiaries aggregating $298,000 at December 31, 1997. B-Save Corporation was incorporated in 1982 and performs investment management services for the Bank.

  BSB Credit was incorporated in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

  During 1996, the Bank formed a wholly-owned subsidiary, BSB Financial Services, Inc. This Company became the focal point for marketing brokerage services. Plans are currently under way to add new financial services to the Bank's product mix to better serve the non-traditional banking customer. BSB NEWPRO was incorporated in 1997 and acquires, holds, maintains, and disposes of property acquired through foreclosure for the Bank

PERSONNEL

  As of December 31, 1997, the Company, on a consolidated basis, had 330 full-time and 96 part-time employees. The employees are not represented by any collective bargaining unit, and BSB Bank & Trust considers its relationship with its employees to be good.

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

   As a bank holding company, the Company is required to maintain qualifying capital, half of which must be leverage or Tier 1 capital, equal to 8% of its risk-weighted assets and off-balance sheet items. In 1990, the Federal Reserve Board amended its capital regulation to establish a new minimum leverage ratio of 3% Tier 1 capital to total assets for the highest rated bank holding companies with an additional cushion of approximately 100 to 200 basis points for all other bank holding companies. At December 31, 1997, the Company's Tier 1 or leverage capital-to-total average assets ratio, as defined in the risk-based capital regulation equaled 7.79% of total average assets or $118.7 million, which exceeds the current minimum requirements for the Company by $73.0 million. At December 31, 1997, its total capital to risk-weighted assets ratio, calculated under the Federal Reserve Board risk-based capital requirement, was 10.44%. As an FDIC insured institution, the Bank is required to maintain specified levels of minimum capital, including: (i) core or Tier 1 capital in an amount not less than 3% of total assets (plus an additional cushion of at least 100 to 200 basis points for all but the most highly rated banks) and (ii) "risk-based" Capital (one-half of which must be core capital) not less than 8% of risk-weighted assets. At December 31, 1996, the Bank met the requirements for a "well-capitalized" institution. At December 31, 1997, the Bank had a ratio of Tier 1 or core capital to total average assets of 7.79%, which exceeded the 3% minimum by $73.0 million. At December 31, 1997, the Bank's ratio of total capital to total risk-weighted assets was approximately 10.44%, which exceeded the 8% minimum by $31.5 million and its ratio of Tier 1 capital to total risk-weighted assets was approximately 9.18%, which exceeded the 4% minimum by $67.0 million.

   Legislation was enacted in 1996 to combine the BIF and SAIF insurance funds of the FDIC. As a condition to the combined insurance fund, however, the 1996 legislation contemplates that no insured depository institution would be chartered as a savings association. Several proposals for abolishing the federal thrift charter were introduced in Congress during 1997 in bills addressing financial services modernization, including a proposal from the Treasury department developed pursuant to requirements of the 1996 legislation. While no legislation was passed in 1997, financial modernization legislation continues to be discussed by Congress.

   Various proposals were introduced in Congress in 1997 to permit the payment of interest on required reserve balances, and to permit savings institutions and other regulated financial institutions to pay interest on business demand accounts. While this legislation appears to have strong support from many constituencies, the Company is unable to predict whether such legislation will be enacted.

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

   NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. At December 31, 1997, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

   CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" of corporations, such as the Company, are eligible for a 100% deduction.

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

DELAWARE STATE TAXATION

   The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the State of Delaware "shall pay an annual tax . . . by way of license" for its corporate franchise. See Del. Code. Ann. Tit. 8, (S) 501. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method, which is called the "authorized shares method," is based on the authorized number of shares of capital stock and is calculated according to the following formula: where the authorized capital stock does not exceed 3,000 shares, $30; where the authorized capital stock exceeds 3,000 shares but is not more than 5,000 shares, $50; where the authorized capital stock exceeds 5,000 shares but is not more than 10,000 shares, $90; and the further sum of $50 on each 10,000 shares or part thereof.

   Under the formula, the Company, with its authorized capital of 30,000,000 shares of common stock, with a one cent par value, and 5,000,000 shares of preferred stock, with a one cent par value, pays an annual franchise tax of approximately $150,000. This is a lesser amount than would be due if the Franchise Tax were calculated under the second method, which is referred to as the "assumed par value capital method". The second method is calculated by dividing the corporation's total gross assets by its total number of outstanding shares and multiplying the quotient by the total number or authorized shares. The product equals the capitalization for assessment of the franchise tax which is assessed at a rate of $140 per $1 million of capitalization.

ITEM 2.      PROPERTIES

   The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiary. BSB Bank & Trust conducts its business from its executive office and thirteen full-service offices located in Broome, Tioga, Chenango, Onondaga, and Chemung counties in the southern tier of Upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 1997:


                                                                Lease             Net Book
                                                      Owned   Expiration          Value at
                                                        or    Including       December 31,
Office                             Location           Leased   Options                1997
------------------------------------------------------------------------------------------
                                                                          ($ in Thousands)
Main Office               56-68 Exchange St.           Owned     N/A               $  939
                          Binghamton
Annex                     58 Exchange St.              Owned     N/A                1,112
                          Binghamton
99 Hawley St.             99 Hawley St.                Owned     N/A                  375
                          Binghamton
92 Hawley St.             92 Hawley St.                Owned     N/A                  768
                          Binghamton
Endwell Office            540 Hooper Rd., Endwell      Owned     N/A                  317
Vestal Plaza Office       Vestal Plaza, Vestal        Leased    11/09/11              148
Tioga County Office       Fifth Ave., Owego           Leased     3/08/13               62
Oakdale Mall Office       Reynolds Rd.                Leased     7/31/15               40
                          Johnson City
Norwich Office            North Plaza, Norwich        Leased     7/21/15               52
Northgate Plaza Office    1250 Front St.,             Leased     4/30/17               79
                          Binghamton
West Side Office          273 Main St.                Leased    10/31/12               39
                          Binghamton
Endicott Office           43 Washington Ave.           Owned     N/A                  927
                          Endicott
Eastside Office           160 Robinson St.            Leased     8/01/21              517
                          Binghamton
Elmira Office             352 North Main St., Elmira   Owned     N/A                  431
Elmira Heights            2075 Upper Lake Rd.         Leased     8/26/09               65
 Office                   Elmira Heights
Syracuse Office           100 Clinton Square          Leased    10/31/01                6
                          Syracuse
BSB Mortgage Corp.        Valley Plaza, Johnson City  Leased     4/30/99                2


  BSB Bank & Trust also operates 35 ATMs (MachineTeller(R)), the most extensive system in its market area, which provides 24-hour banking services, and the Bank operates 12 proprietary bank service locations (StoreTeller(R)) situated in a large area supermarket chain. BSB Bank & Trust issued approximately 50,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

ITEM 3.   LEGAL PROCEEDINGS
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 which is included herein as Exhibit 13 ("Annual Report").

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1997 Annual Report to Shareholders and incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           The financial statements and supplementary data required is incorporated by reference from pages 32 to 50 of the Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE
           Not Applicable.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           The information required herein is incorporated by reference from pages 2 to 8 of the Company's definitive Proxy Statement filed with the SEC on March 25, 1998 (the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION
           The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           The information required herein is incorporated by reference from the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS  AND RELATED TRANSACTIONS
           The information required herein is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:
                   Consolidated Statements of Condition at December 31, 1997 and 1996

                   Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1997

                   Consolidated Statements of Changes In Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1997

                   Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1997

                   Notes to Consolidated Financial Statements

                   Report of  Independent Auditor

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

                                  EXHIBIT TABLE
                                  -------------

No.   Exhibit
---   -------

3.1 Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the "Company") for the Quarter Ended March 31, 1996).

3.2 Form of Certificate of Designation (incorporated by reference from Exhibit A to the Rights Agreement, Exhibit 1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on June 1, 1989).

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

10.1 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1998.

10.2 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.3 Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.4 Change of Control Severance Agreement, entered into as of January 22, 1996, by and between the Company, BSB Bank & Trust Company (the "Bank") and Arthur C. Smith (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
      1995).

10.5 Employment Contract, entered into as of November 2, 1990, by and between the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992).

10.6 Amendment to Employment Contract, entered into as of December 29, 1995, by and among Alex S. DePersis, the Company and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.7 Amendment to Employment Contract, entered into as of December 30, 1996, by and among the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996).


10.8 Amendment to Employment Contract, entered into as of December 29, 1997, by and among the Company, the Bank and Alex S. DePersis.

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

10.17 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Glenn R. Small (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
      1995).

10.18 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Glenn R. Small (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

13    Annual Report to Shareholders for the Year Ended December 31, 1997

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

BSB BANCORP, INC.
-----------------
(Registrant)

By:/s/  Alex S. DePersis                          Date: March 30, 1998
   -------------------------                           ---------------
        Alex S. DePersis
        Director and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Edward R. Andrejko
   ----------------------
       Edward R. Andrejko                              Date: March 30, 1998
       Senior Vice President and Chief Financial             --------------
       Officer (Principal Accounting Officer)

By:/s/ Ferris G. Akel
   ------------------------                            Date: March 30, 1998
       Ferris G. Akel                                        --------------
       Director

By:/s/ Robert W. Allen
   ------------------------                            Date: March 30, 1998
       Robert W. Allen                                       --------------
       Director

By:/s/ William C. Craine
   ------------------------                            Date: March 30, 1998
       William C. Craine                                     --------------
       Director

By:/s/ Alex S. DePersis
   ------------------------                            Date: March 30, 1998
       Alex S. DePersis                                      --------------
       Director

By:/s/ Helen A. Gamble
   ------------------------                            Date: March 30, 1998
       Helen A. Gamble                                       --------------
       Director

By:/s/ Thomas F. Kelly
   ------------------------                            Date: March 30, 1998
       Thomas F. Kelly , Ph.D.                               --------------
       Director

By:/s/ Herbert R. Levine
   ------------------------                            Date: March 30, 1998
       Herbert R. Levine                                     --------------
       Director

By:/s/ David A. Niermeyer
   ------------------------                            Date: March 30, 1998
       David A. Niermeyer                                    --------------
       Director

By:/s/ Mark T. O'Neil, Jr.
   ------------------------                            Date: March 30, 1998
       Mark T. O'Neil, Jr.                                   --------------
       Director

By:/s/ William H. Rincker
   -----------------------------

                                                       Date: March 30, 1998
                                                            --------------
       William H. Rincker
       Director


By:/s/ John V. Sponyoe
   ------------------------                            Date: March 30, 1998
       John V. Sponyoe                                       --------------
       Director

By:/s/ Thomas L. Thorn
   ------------------------                            Date: March 30, 1998
       Thomas L. Thorn                                       --------------
       Director

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

3.2 Form of Certificate of Designation (incorporated by reference from Exhibit A to the Rights Agreement, Exhibit 1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on June 1, 1989).

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

10.1 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1998.

10.2 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.3 Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.4 Change of Control Severance Agreement, entered into as of January 22, 1996, by and between the Company, BSB Bank & Trust Company (the "Bank") and Arthur C. Smith (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
      1995).

10.5 Employment Contract, entered into as of November 2, 1990, by and between the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992).

10.6 Amendment to Employment Contract, entered into as of December 29, 1995, by and among Alex S. DePersis, the Company and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

10.7 Amendment to Employment Contract, entered into as of December 30, 1996, by and among the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996).


10.8 Amendment to Employment Contract, entered into as of December 29, 1997, by and among the Company, the Bank and Alex S. DePersis.

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

    10.17 Change of Control Severance Agreement, entered into as of November 2, 1990, by and between the Company, the Bank and Glenn R. Small (incorporated by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1995).

    10.18 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Glenn R. Small (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year Ended December 31,
            1995).

    13      Annual Report to Shareholders for the Year Ended December 31, 1997

    21      List of the Company's Subsidiaries

    23      Consent of Independent Public Accountants

    27      Financial Data Schedule

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.