Form 10-Q
period 1998-03-31
BSB BANCORP INC
filed 1998-05-12
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1998
                                               --------------
                                      OR


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from      to
                                                  -----   ------

                        Commission File Number: 0-17177
                                                -------

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

                                     n/a
                        -----------------------------
            Former name, former address and former fiscal year, if
                           changed since last report


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 27, 1997: 8,598,303 shares of common stock, $0.01 par value.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                      PAGE
------------------------------                                                      ----

 Item 1:   Financial Statements
 -------

                    Consolidated Statements of Condition
                    March 31, 1998 and December 31, 1997........................     1

                    Consolidated Statements of Income Three Months
                    Ended March 31, 1998 and March 31, 1997.....................     2

                    Consolidated Statements of Comprehensive Income Three
                    Months Ended March 31, 1998 and March 31, 1997..............     3

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1998
                    and March 31, 1997..........................................     4

                    Consolidated Statements of Changes in
                    Shareholders' Equity Three Months Ended
                    March 31, 1997 and March 31, 1998...........................     5

                    Notes to Consolidated Financial Statements..................     6


  Item 2:   Management's Discussion and Analysis of
  -------           Financial Condition and Results of Operations...............  7-15

PART II.  OTHER INFORMATION
---------------------------

                    Items 1-6...................................................    16

                    Signature Page..............................................    17

Item 1 - Financial Statements


BSB BANCORP, INC.                                                              (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
---------------------------------------------------------------------------------------------------------------------------

                                                                                          March 31,            December 31,
                                                                                               1998                    1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                  $   41,786              $   36,066
Investment securities available for sale                                                    310,651                 271,120
Investment securities held to maturity (market value $14,669
    and $14,141)                                                                             14,299                  13,868
Mortgages held for sale                                                                      14,089                   7,459
Loans:
    Commercial                                                                              711,022                 654,243
    Consumer                                                                                312,261                 299,307
    Real estate                                                                             249,093                 252,247
---------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                        1,272,376               1,205,797
Less:  Unearned discounts                                                                       759                     595
       Allowance for possible credit losses                                                  19,854                  19,207
---------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                       1,251,763               1,185,995
Bank premises and equipment                                                                   9,626                   9,500
Accrued interest receivable                                                                  11,182                  11,118
Other real estate                                                                             2,757                   2,784
Intangible assets                                                                             1,819                   1,893
Other assets                                                                                 21,792                  20,768
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $1,679,764              $1,560,571
===========================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                                                        $1,323,992              $1,239,508
Borrowings                                                                                  211,653                 178,644
Other liabilities                                                                            20,053                  21,553
Commitments
Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
       authorized 2,500,000 shares; none issued                                                   0                       0
    Common Stock, par value $0.01 per share;
       authorized 30,000,000 shares; 11,197,474
       and 11,159,924 shares issued                                                             112                     112
    Additional paid-in capital                                                               29,625                  29,215
    Undivided profits                                                                       124,649                 122,029
    Accumulated other comprehensive income                                                     (563)                   (733)
    Treasury stock, at cost: 2,602,692 and 2,602,692 shares                                 (29,757)                (29,757)
---------------------------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                                           124,066                 120,866
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $1,679,764              $1,560,571
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

Item 1 - Financial Statements


BSB BANCORP, INC.                                                              (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended March 31,
                                                                                                      1998             1997
---------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                                                     $28,391          $23,620
    Interest on investment securities                                                                4,963            5,058
    Interest on mortgages held for sale                                                                175               13
---------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                                         33,529           28,691
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
    Interest on savings deposits                                                                       934              945
    Interest on time accounts                                                                       10,359            8,329
    Interest on money market deposit accounts                                                        3,024            2,770
    Interest on NOW accounts                                                                           215              194
    Interest on borrowed funds                                                                       2,714            2,131
---------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                                        17,246           14,369
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                                 16,283           14,322
Provision for credit losses                                                                          2,785            2,460
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                               13,498           11,862
Gains (losses) on sale of securities                                                                  (144)              (4)
Gains (losses) on sale of loans                                                                       (247)              (1)
Non-interest income:
    Service charges on deposit accounts                                                                595              519
    Credit card fees                                                                                   241              141
    Mortgage servicing fees                                                                            279              279
    Fees and commissions-brokerage services                                                             83              117
    Trust fees                                                                                         230              159
    Other charges, commissions, and fees                                                               255              163
---------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                                                      1,683            1,378
---------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
    Salaries, pensions, and other employee benefits                                                  3,676            3,375
    Building occupancy                                                                                 680              696
    Dealer commission expense                                                                          225              244
    Computer service fees                                                                              257              213
    Services                                                                                           745              441
    FDIC insurance                                                                                      39               19
    Goodwill                                                                                            74               74
    Interchange fees                                                                                   168              105
    Other real estate                                                                                   20              250
    Other expenses                                                                                   1,472            1,200
---------------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                                                     7,356            6,617
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                           7,434            6,618
Provision for income taxes                                                                           2,925            2,609
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                         $ 4,509          $ 4,009
===========================================================================================================================
Earnings per share:
  Basic                                                                                            $  0.53          $  0.47
  Diluted                                                                                          $  0.51          $  0.46
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


BSB BANCORP, INC.                                                                                   (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months Ended March 31,
                                                                                                      1998            1997
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          $4,509          $4,009
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities,
      net of reclassification adjustment (Note 3)                                                      170          (1,335)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                             170          (1,335)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                $4,679          $2,674
===========================================================================================================================



The accompanying notes are an integral part of the financial statements.


BSB BANCORP, INC.                                                                                    (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended March 31,
                                                                                             1998                      1997
---------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                            $ 4,509                  $  4,009
       Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                                       2,785                     2,460
          Realized losses (gains) on available
               for sale investment securities                                                 144                         4
          Other (gains) and losses, net                                                       237                        (3)
          Depreciation and amortization                                                       437                       440
          Net amortization of premiums and
              discounts on investment securities                                             (281)                       95
          Net accretion of premiums and discounts on loans                                    164                       (44)
          Sales of loans originated for sale                                               13,109                     5,599
          Net increase in loans originated for sale                                       (19,947)                   (6,936)
          Writedowns of other real estate                                                     160                        81
          Decrease in other assets and liabilities                                         (2,711)                   (2,737)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                    (1,394)                    2,968
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                             794                       171
    Purchases of held to maturity investment securities                                    (1,572)                   (1,304)
    Principal collected on held to maturity investment securities                             344                       377
    Proceeds from sales of available for sale investment securities                        59,356                    36,362
    Purchases of available for sale investment securities                                 (96,947)                  (39,475)
    Principal collected on available for sale investment securities                         9,845                     6,556
    Net increase in longer-term loans                                                     (83,385)                  (71,421)
    Proceeds from sales of loans                                                            2,984                     4,557
    Proceeds from sales of other real estate                                                  159                       109
    Other                                                                                    (478)                     (189)
---------------------------------------------------------------------------------------------------------------------------
              Net cash used by investing activities                                      (108,900)                  (64,257)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Net decrease in demand deposits, NOW accounts, savings
       accounts, and money market deposit accounts                                         (2,172)                     (733)
    Net increase in time deposits                                                          86,656                     2,337
    Net increase (decrease) in short-term borrowings (90 days)                             (1,991)                   45,193
    Proceeds from long-term borrowings                                                     35,000
    Proceeds from exercise of stock options                                                   410                       657
    Dividends paid                                                                         (1,889)                   (1,414)
---------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                   116,014                    46,040
---------------------------------------------------------------------------------------------------------------------------
                 Decrease in cash and cash equivalents                                      5,720                   (15,249)
Cash and cash equivalents at beginning of year                                             36,066                    46,427
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $41,786                  $ 31,178
===========================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest credited on deposits and paid on other borrowings                         $16,727                  $ 13,157
---------------------------------------------------------------------------------------------------------------------------
       Income taxes                                                                       $   789                  $    597
---------------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
       Securitization of mortgage loans and transfers to other real estate                $11,644                  $     79
---------------------------------------------------------------------------------------------------------------------------
       Unrealized appreciation (depreciation) in securities                               $   292                  $ (2,290)
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.


BSB BANCORP, INC.                                                         (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
Three Months Ended                                Additional                                             Other
March 31,                             Common         Paid-In      Undivided          Treasury    Comprehensive
1997                                   Stock         Capital        Profits             Stock           Income        Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            $ 73         $27,824       $111,465         $(29,757)        $   (876)     $108,729

Comprehensive income:
    Net income                                                        4,009                                           4,009
    Other comprehensive income:
       Unrealized depreciation in
         available for sale securities,
         net of reclassification amount
         (Note 3)                                                                                      (1,335)       (1,335)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                  4,009                            (1,335)         2674

Stock options exercised                    1             657                                                            658
Cash dividend paid on common
    stock ($0.17 per share)                                          (1,414)                                         (1,414)
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997               $ 74         $28,481       $114,060         $(29,757)         $(2,211)     $110,647
===========================================================================================================================

1998
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997            $112         $29,215       $122,029         $(29,757)         $  (733)     $120,866

Comprehensive income:
    Net income                                                        4,509                                           4,509
    Other comprehensive income:
       Unrealized appreciation in
       available for sale securities,
       net of reclassification amount
       (Note 3)                                                                                           170           170
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                  4,509                               170         4,679

Stock options exercised                                  410                                                            410
Cash dividend paid on common
    stock ($0.22 per share)                                          (1,889)                                         (1,889)
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998               $112         $29,625       $124,649        $ (29,757)          $ (563)     $124,066
===========================================================================================================================


The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1998

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1997 data in the Consolidated Statements of Condition is derived from the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's 1997 Annual Report to Shareholders.

(2) Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period.

        The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended March 31, 1998 and 1997.

         Quarter ended March 31,                        Net Income        Weighted Average Shares       Earnings Per Share
         -----------------------------------------------------------------------------------------------------------------
         1998
         Basic earnings per share                       $4,509,066                      8,581,253                    $0.53
         Effect of stock options                                                          311,632
         -----------------------------------------------------------------------------------------------------------------
         Diluted earnings per share                     $4,509,066                      8,892,885                    $0.51
         =================================================================================================================

         1997
         Basic earnings per share                       $4,009,273                      8,446,144                    $0.47
         Effect of stock options                                                          240,586
         -----------------------------------------------------------------------------------------------------------------
         Diluted earnings per share                     $4,009,273                      8,686,730                    $0.46
         =================================================================================================================

(3) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income. The following reflects the components of "Other Comprehensive Income" on a net of tax basis:

         Quarters ended March 31,                                                                    (Dollars in Thousands)
         ------------------------------------------------------------------------------------------------------------------
                                                                                    Before Tax   Tax (Expense)   Net of Tax
                                                                                        Amount     or Benefit        Amount
         -------------------------------------------------------------------------------------------------------------------
         1998
         Unrealized gains on securities:
             Unrealized holding gains arising during period                          $     436          $(182)     $    254
             Less: Reclassification adjustment for losses realized in net income          (144)            60           (84)
         -------------------------------------------------------------------------------------------------------------------
             Net unrealized gains                                                          292           (122)          170
         -------------------------------------------------------------------------------------------------------------------
         Other comprehensive income                                                  $     292          $(122)     $    170
         ===================================================================================================================

         1997
         Unrealized gains on securities:
             Unrealized holding gains arising during period                            $(2,286)          $954      $ (1,332)
             Less: Reclassification adjustment for losses realized in net income            (4)             1            (3)
         -------------------------------------------------------------------------------------------------------------------
             Net unrealized gains                                                       (2,290)           955        (1,335)
         -------------------------------------------------------------------------------------------------------------------
         Other comprehensive income                                                    $(2,290)          $955       $(1,335)
         ===================================================================================================================

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

        BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $4,509,000, or diluted earnings per share of $0.51 for the quarter ended March 31, 1998, as compared to net income of $4,009,000, or diluted earnings per share of $0.46 for the quarter ended March 31, 1997.

        On April 27, 1998, the Board of Directors announced a quarterly cash dividend of $0.22 per share payable on June 10, 1998 to shareholders of record at the close of business on May 22, 1998.

Financial Condition
-------------------

        During the first three months of 1998, the Company originated $70.5 million of commercial loans, which contributed to a net increase in the commercial loan portfolio from $654.2 million at December 31, 1997 to $711.0 million at March 31, 1998. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $299.3 million at December 31, 1997 to $312.3 million at March 31, 1998, and during this period, the Company originated $48.7 million in consumer loans. Real estate loans decreased from $252.2 million at December 31, 1997 to $249.1 million at March 31, 1998. During the above mentioned period, the Company originated $45.5 million of real estate loans and sold $15.8 million with an additional $11.4 million of residential real estate loans securitized. Total assets of the Company increased from $1,560.6 million at December 31, 1997 to $1,679.8 million at March 31, 1998.

        Total deposits increased from $1,239.5 million at December 31, 1997 to $1,324.0 million at March 31, 1998. Interest credited during that three-month period totalled $14.5 million. The Company's borrowings increased from $178.6 million at December 31, 1997 to $211.7 million at March 31, 1998. Borrowings at March 31, 1998 consisted of $115.0 million of Federal Home Loan Bank advances and $72.5 million of a Federal Home Loan Bank line of credit. Of the remaining $24.2 million, $22.3 million are securities sold under agreement to repurchase. These borrowings are used to fund the Company's lending activities.

        Shareholders' equity increased from $120.9 million to $124.1 million during the first three months of 1998. This increase is a result of earnings of $4.5 million, $410,000 of stock options exercised during the period, and a $170,000 decrease in unrealized depreciation in securities available for sale. This increase in shareholders' equity was partially offset by cash dividends paid to shareholders of $1.9 million.

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

                                                                           Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                  1998                                   1997
----------------------------------------------------------------------------------------------------------------------------
                                                     Average                 Yield/           Average                Yield/
                                                      Balance   Interest       Rate           Balance   Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                                $  657,407    $15,865       9.65 %     $   547,288    $13,044      9.53%
   Consumer loans:
      Passbook                                            214          6      11.22               308         12     15.58
      Overdraft checking                                  791         38      19.22               914         45     19.69
      Business line of credit                             942         23       9.77
      Credit cards                                      9,401        371      15.79             8,720        331     15.18
      Personal-direct                                  47,469      1,206      10.16            35,614        880      9.88
      Personal-indirect-new auto                       48,098      1,024       8.52            44,102        895      8.12
      Personal-indirect-used auto                     115,628      2,647       9.16            71,278      1,613      9.05
      Personal-indirect-mobile homes                   45,730      1,086       9.50            28,184        673      9.55
      Personal-indirect-other                           3,759         87       9.26             4,254        106      9.97
      Home equity line of credit                       25,229        578       9.16            24,579        570      9.28
      Checkcard reserve                                 1,277         93      29.13               700         40     22.86
      Student                                           4,170         76       7.29             2,437          6      0.98
----------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                         302,708      7,235       9.56           221,090      5,171      9.36
----------------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                                51,399      1,003       7.81            37,440        785      8.39
      Commercial-fixed                                  4,602        106       9.21             5,092        118      9.27
      Residential-adjustable                           61,408      1,156       7.53            72,935      1,399      7.67
      Commercial-adjustable                           130,343      3,026       9.29           138,866      3,103      8.94
----------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                      247,752      5,291       8.54           254,333      5,405      8.50
----------------------------------------------------------------------------------------------------------------------------
   Investment securities                              298,385      4,963       6.65           289,607      5,058      6.99
   Mortgages held for sale                              9,397        175       7.45             1,735         13      3.00
----------------------------------------------------------------------------------------------------------------------------
         Total  interest-earning assets             1,515,649    $33,529       8.85%        1,314,053    $28,691      8.73%
----------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                            82,973                                  69,996
----------------------------------------------------------------------------------------------------------------------------
         Total assets                              $1,598,622                              $1,384,049
============================================================================================================================


Interest-bearing liabilities:
   Deposits:
      Savings                                     $   131,898  $     934       2.83%      $   132,088   $    945      2.86%
      Money market                                    267,806      3,024       4.52           247,119      2,770      4.48
      Certificates of deposit                         734,435     10,359       5.64           608,814      8,329      5.47
      NOW                                              62,403        215       1.38            60,174        194      1.29
      Commercial checking                              63,352                                  47,925
----------------------------------------------------------------------------------------------------------------------------
         Total deposits                             1,259,894     14,532       4.61         1,096,120     12,238      4.47
   Borrowings                                         193,742      2,714       5.60           158,016      2,131      5.39
----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities         1,453,636     17,246       4.75         1,254,136     14,369      4.58
----------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                       21,641                                  18,112
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                          1,475,277                               1,272,248
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                  123,345                                 111,801
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders'
            equity                                 $1,598,622                              $1,384,049
============================================================================================================================
Net interest income/net interest rate spread                     $16,283       4.10%                     $14,322      4.15%
============================================================================================================================
Net earnings assets/net interest rate margin                     $62,013       4.30%                     $59,917      4.36%
============================================================================================================================
Ratio of interest-earning assets to
   interest-bearing liabilities                                                1.04X                                  1.05X
============================================================================================================================

        The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                                                               Three Months Ended March 31,
                                                                                                     1998 Compared to 1997
                                                                                                       Increase (Decrease)
                                                                                           Volume         Rate          Net
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Dollars In Thousands)
Interest income on interest-earning assets:
   Commercial loans                                                                        $2,655        $ 166       $2,821
   Consumer loans                                                                           1,951          113        2,064
   Real estate loans                                                                         (269)         155         (114)
   Investment securities                                                                      320         (415)         (95)
   Mortgages held for sale                                                                    121           41          162
----------------------------------------------------------------------------------------------------------------------------
        Total                                                                              $4,778        $  60       $4,838
============================================================================================================================

Interest expense on interest-bearing liabilities:
   Deposits and mortgage escrow funds                                                      $1,896        $ 398       $2,294
   Borrowings                                                                                 497           86          583
----------------------------------------------------------------------------------------------------------------------------
                                                                                            2,393          484        2,877
----------------------------------------------------------------------------------------------------------------------------
        Total                                                                              $2,385        $(424)      $1,961
============================================================================================================================

Interest Income
---------------

        The Company's interest income on earning assets increased from $28.7 million for the three months ended March 31, 1997 to $33.5 million for the three months ended March 31, 1998. This increase in interest income was the result of an increase in the average balance of earning assets from $1,314.1 million to $1,515.6 million for the three months ended March 31, 1997 and March 31, 1998, respectively, and the increase in the average yield on earning assets from 8.73% to 8.85% for the three months ended March 31, 1997 and 1998, respectively. The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The commercial loan average balance increased $110.1 million from the first quarter of 1997 to $657.4 million for the first quarter of 1998. The average yield on commercial loans increased from 9.53% for the first quarter of 1997 to 9.65% for the first quarter of 1998. Despite high levels of competition in the Company's lending markets for indirect and direct auto loans, the Company continues to emphasize origination of these loans, which add to the Company's market base for potential business and provides some of the highest yielding assets for the Company. Despite such competition, the average balance of consumer loans increased 36.9% to $302.7 million for the three-month period ended March 31, 1998 compared to $221.1 million for the three-month period ended March 31, 1997. The average balance of real estate loans decreased $6.6 million to $247.8 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This period reflected an increase in yield from 8.50% to 8.54%, but the reduced average balance resulted in a net decline of $114,000 in interest income from real estate loans to $5.3 million. The average balance of investment securities increased from $289.6 million for the first quarter of 1997 to $298.4 million for the first quarter of 1998. Yields on investment securities decreased for this same period from 6.99% to 6.65% and contributed to a decline in interest income on investment securities of $95,000 for the comparative quarters.

Interest Expense
----------------

        Total interest expense increased by $2.9 million for the quarter ended March 31, 1998 as compared to the same period in 1997. The average balance of all interest-bearing liabilities increased from $1,254.1 million for the quarter ended March 31, 1997 to $1,453.6 million for the quarter ended March 31, 1998. This increase accompanies an increase in the average rate paid on all interest-bearing liabilities from 4.58% to 4.75% during the respective period. The average balance of deposits increased from $1,096.1 million during the three months ended March 31, 1997 to $1,259.9 million during the same period in 1998. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $12.2 million for the first quarter of 1997 to $14.5 million for the first quarter of 1998. Another component of the change in interest-bearing liabilities is the average balance of borrowings increasing from $158.0 million for the three months ended March 31, 1997 to $193.7 million for the three months ended March 31, 1998. The borrowing balance augments deposits to fund the loan growth principally in the commercial and consumer loan area when needed. This increase in average balance was coupled with an increase in the rate paid on borrowings from 5.39% to 5.60% during the three-month period to reflect higher borrowing costs from $2.1 million for the three months ended March 31, 1997 to $2.7 million for the same period in 1998. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.

Provision for Credit Losses
---------------------------

        The provision for credit losses increased from $2.5 million to $2.8 million for the quarters ended March 31, 1997 and March 31, 1998, respectively. The allowance for possible credit losses increased to $19.9 million as of March 31, 1998, compared to $19.2 million as of December 31, 1997. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.


Non-interest Income
-------------------

        Non-interest income increased 22.1%, from $1.4 million to $1.7 million for the three months ended March 31, 1997 to March 31, 1998, respectively. The major factors attributing to this increase comparing first quarter of 1997 to the same quarter of 1998 were a $100,000 increase in credit card fees, a $76,000 increase in service charges on deposit accounts, a $71,000 increase in trust fees, and a $92,000 increase in other charges, commissions, and fees.


Gains (Losses) On Sale of Securities
------------------------------------

        Losses on sale of securities were $144,000 for the first quarter of 1998. This compares to losses of $4,000 for the same quarter of 1997. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.


Gains (Losses) On Sale of Loans
-------------------------------

        The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company securitized or sold $27.2 million and $9.8 million for the first quarter of 1998 and 1997, respectively. This resulted in losses of $247,000 and $1,000 for the same two periods. Of the $247,000 of losses taken in the first quarter of 1998 sales, $238,000 resulted from the recognition of deferred expenses at the time of sale.

Non-interest Expense
--------------------

        Non-interest expense increased from $6.6 million for the quarter ended March 31, 1997 to $7.4 million for the quarter ended March 31, 1998. Several factors contributed to this increase. As volumes of transaction rise due to growth in assets, such as credit card loans and with greater levels of deposits, such as brokered deposits, service expenses associated with these assets and liabilities also rise. This attributed to approximately a $120,000 increase in expense from the first quarter of 1997 compared to the same quarter in 1998. New customer services and products needed to manage these services contributed approximately $86,000 to the increase in services expense. Expenses associated with the Bank's conversion to another core processing vendor amounted to approximately $80,000 of the increase in all other non-interest expenses.

Income Taxes
------------

        The income tax expense was $2.6 million and $2.9 million for the quarters ended March 31, 1997 and March 31, 1998, respectively. This increase was due to increased levels of taxable income.

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

                                                                                                 March 31,      December 31,
                                                                                                      1998              1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Dollars In Thousands)
Commercial loans:
    Non-accrual loans                                                                              $10,506          $10,542
Consumer loans:
    Accruing loans 90 days overdue                                                                     213              304
Residential real estate loans:
    Non-accrual loans                                                                                1,812            1,309
Commercial real estate loans:
    NON-ACCRUAL LOANS                                                                                1,002              821
---------------------------------------------------------------------------------------------------------------------------
        Total non-performing loans and accruing loans 90 days overdue                              $13,533          $12,976
===========================================================================================================================
Total non-performing loans to total gross loans                                                       1.06%            1.08%
Total real estate acquired in settlement of
    loans at lower of cost or fair value                                                           $ 2,757          $ 2,784
Total non-performing loans and real estate acquired in settlement
    of loans at fair value to total assets                                                            0.97%            1.01%

        Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, increased to $16.3 million, or 0.97% of total assets at March 31, 1998, compared to $15.8 million, or 1.01% of total assets at December 31, 1997.

        At December 31, 1997, 28 non-performing residential real estate loans totaled $1.3 million. At March 31, 1998, non-performing residential real estate loans totaled $1.8 million and included 37 loans.

        At December 31, 1997, non-performing commercial real estate loans totaled $0.8 million, and included 3 loans ranging in size from $78,000 to $594,000. At March 31, 1998, non-performing commercial real estate loans increased to $1.0 million and consisted of 4 loans ranging in size from $41,000 to $592,000.

        Non-performing commercial loans at December 31, 1997 totaled $10.5 million and included 35 individual loans ranging in size from $5,000 to $1.3 million. At March 31, 1998, non-performing commercial loans remained at $10.5 million and consisted of 37 individual loans ranging in size from $4,000 to $1.2 million.

        The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1997, the Company had $304,000 of loans 90 days or more past due on which it was accruing interest, as compared to $213,000 at March 31, 1998. As of each date, the only such loans were consumer loans.

        At March 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $10.4 million with a corresponding valuation allowance of $3.6 million.

        At December 31, 1997, ORE totaled $2.8 million, which consisted of 10 single-family residential properties with a book value totaling $474,000 and 9 local commercial real estate properties with a book value totaling $2.3 million. At March 31, 1998, ORE totaled $2.8 million, which consisted of 13 single-family residential properties totalling $386,000 and 10 local commercial real estate properties with a book value of $2.4 million. The addition of the two local commercial real estate properties into ORE and out of a non-accrual loan status accounted for the increase in this property type.

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

        The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                                                                         Three Months Ended
                                                                                                                  March 31,
                                                                                            1998                       1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Dollars In Thousands)
Average gross loans outstanding                                                               $1,228,316         $1,040,528
===========================================================================================================================

Allowance at beginning of period                                                              $   19,207         $   17,054
---------------------------------------------------------------------------------------------------------------------------

Charge-offs:
    Commercial loans                                                                               1,510              1,297
    Consumer loans                                                                                   884                409
    Residential real estate loans                                                                     56                 33
    Commercial real estate loans                                                                      19                489
---------------------------------------------------------------------------------------------------------------------------
        Total loans charged-off                                                                    2,469              2,228
Recoveries:
    Commercial loans                                                                                 145                105
    Consumer loans                                                                                   178                160
    Residential real estate loans                                                                      0                  0
    Commercial real estate loans                                                                       8                  5
---------------------------------------------------------------------------------------------------------------------------
        Total recoveries                                                                             331                270
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                                    2,138              1,958
---------------------------------------------------------------------------------------------------------------------------
Provision for credit losses charged to operating expenses                                          2,785              2,460
---------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                                    $   19,854         $   17,556
===========================================================================================================================
Ratio of net charge-offs to:
    Average total loans outstanding (annualized)                                                    0.70%              0.75%
Ratio of allowance to:
    Non-performing loans                                                                          146.71%            147.36%
    Period-end total loans outstanding                                                              1.56%              1.64%

        Charge-offs increased to $2.5 million for the first quarter of 1998 compared to $2.2 million for the first quarter of 1997 with recoveries remaining at $0.3 million for the first quarter of 1997 and the first quarter of 1998. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses

Sources of Funds
----------------

        Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,254.1 million for the three-month period ended March 31, 1997 to $1,453.6 million for the same period ended March 31, 1998, an increase of $199.5 million. The most significant increase in interest-bearing liabilities for the quarter ended March 31, 1997 compared to March 31, 1998, was an increase in the average balance of certificates of deposit of $125.6 million from the first quarter of 1997 to the first quarter of 1998 from $608.8 million to $734.4 million, respectively. This was combined with an increase in the average rate on these deposits from 5.47% for the first quarter of 1997 to 5.64% for the same quarter of 1998. This caused interest expense to increase $2.0 million to $10.4 million for the first quarter of 1998. To further fund loan growth, borrowings increased from an average balance of $158.0 million to $193.7 million for the quarter ended March 31, 1997 to the same quarter ended March 31, 1998. Of this $35.7 million increase, $19.7 million was from the Federal Home Loan Bank of New York ("FHLB"). An increase in the average rate paid on borrowings from 5.39% for the quarter ended March 31, 1997 to 5.60% for the same quarter in 1998 caused interest expense on these borrowings to increase from $2.1 million for the first quarter of 1997 to $2.7 million for the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

        A fundamental objective of the Company is to manage effectively its liquidity. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. There were no material changes in the Company's liquidity or interest rate sensitivity since December 31, 1997.

        The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At March 31, 1998, the total of approved loan commitments amounted to $132.6 million. Long-term borrowings of $35.0 million are scheduled to mature in 2008. Savings certificates, which are scheduled to mature during the next twelve months, totaled $592.3 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

        At March 31, 1998, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.58%, which exceeds the current requirements for the Company. At March 31, 1998, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.18%. The Company's book value per common share increased from $14.12 at December 31, 1997 to $14.44 at March 31, 1998.

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

Year 2000
---------

        The Company made continued progress on its Year 2000 compliance program during the first three months of 1998. Because much of the program involves technology enhancements, specific costs to correct current and ongoing systems are not material.

Forward-Looking Statements
--------------------------

        This quarterly report, including certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations, may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements with regard to the Company's expectations as to its financial results, and other aspects of its business, and general economic conditions, may constitute forward-looking statements. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations.

Market Prices and Related Shareholder Matters
---------------------------------------------

        The stock of the Company is listed on The Nasdaq Stock Market under the symbol BSBN. As of March 31, 1998, the Company had 1,712 shareholders of record and 8,594,782 shares of common stock outstanding . The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

        The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

                                                                                                               Cash
                                                                                  Price Range             Dividends
1997                                                                      High                Low         Per Share
-------------------------------------------------------------------------------------------------------------------
First Quarter                                                           $21.33             $17.17             $0.17
Second Quarter                                                           26.00              19.50              0.17
Third Quarter                                                            29.00              23.83              0.20
Fourth Quarter                                                           37.25              25.75              0.22

1998
-------------------------------------------------------------------------------------------------------------------
First Quarter                                                           $36.00             $28.00            $0.22

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




                               BSB Bancorp, Inc.





Date:   May 14, 1998  By:   Alex S. DePersis
        ------------        -----------------------------
                            ALEX S. DEPERSIS
                            President
                                and Chief Executive Officer


Date:   May 14, 1998  By:   Edward R. Andrejko
        ------------        ----------------------------------
                            EDWARD R. ANDREJKO
                            Senior Vice President and
                                Chief Financial Officer