Form 10-Q
period 1998-06-30
BSB BANCORP INC
filed 1998-08-13
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    -------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------
                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ----- to -----

                        Commission File Number: O-17177
                                                -------

                               BSB Bancorp, Inc.
                               ----------------
            (Exact name of registrant as specified in its charter)


        Delaware                                          16-1327860
        --------                                          ----------
(State or other jurisdiction of                    (I.R.S. Employer Number)
incorporation or organization)

               58-68 Exchange Street, Binghamton, New York  13902
               --------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code: (607) 779-2492

                                     n/a
                       ---------------------------------
Former name, former address and former fiscal year, if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 29, 1998: 8,602,979 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----
PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
 Item 1: Financial Statements
 ------
          Consolidated Statements of Condition
          June 30, 1998 and December 31, 1997.............................     1

          Consolidated Statements of Income Three Months and Six Months
          Ended June 30, 1998 and June 30, 1997...........................     2

          Consolidated Statements of Comprehensive Income Three
          Months and Six Months Ended June 30, 1998 and June 30, 1997.....     3

          Consolidated Statements of Cash Flows Six Months
          Ended June 30, 1998 and June 30, 1997...........................     4

          Consolidated Statements of Changes in Shareholders' Equity Six
          Months Ended June 30, 1997 and June 30, 1998....................     5

          Notes to Consolidated Financial Statements......................   6-7


 Item 2: Management's Discussion and Analysis of
 ------   Financial Condition and Results of Operations...................  8-17

 Item 3: Quantitative and Qualitative Disclosures About Market Risk.......    18
 ------


PART II.  OTHER INFORMATION
---------------------------

         Items 1-6........................................................ 19-20

         Signature Page...................................................    21

Item 1 - Financial Statements

BSB BANCORP, INC.                                      (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------------------------
                                                       June 30,                        December 31,
                                                           1998                               1997
--------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                            $     66,205                       $     36,066
Investment securities available for sale                354,844                            271,120
Investment securities held to maturity
   (market value $11,192 and $14,141)                    11,036                             13,868
Mortgages held for sale                                  14,740                              7,459
Loans:
   Commercial                                           727,954                            654,243
   Consumer                                             337,985                            299,307
   Real estate                                          231,559                            252,247
--------------------------------------------------------------------------------------------------
       Total loans                                    1,297,498                          1,205,797
Less:    Unearned discounts                                 255                                595
         Allowance for possible credit losses            20,746                             19,207
--------------------------------------------------------------------------------------------------
             Net loans                                1,276,497                          1,185,995
Bank premises and equipment                               9,537                              9,500
Accrued interest receivable                              12,597                             11,118
Other real estate                                         2,335                              2,784
Intangible assets                                         1,745                              1,893
Other assets                                             23,104                             20,768
--------------------------------------------------------------------------------------------------
                                                     $1,772,640                         $1,560,571
==================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                    $1,411,797                         $1,239,508
Borrowings                                              210,187                            178,644
Other liabilities                                        22,390                             21,553
Commitments
Shareholders' Equity:
   Preferred Stock, par value $0.01 per share;
       authorized 2,500,000 shares; none issued               0                                  0
   Common Stock, par value $0.01 per share;
       authorized 30,000,000 shares; 11,204,484
       and 11,159,924 shares issued                         112                                112
   Additional paid-in capital                            29,705                             29,215
   Undivided profits                                    127,761                            122,029
   Accumulated other comprehensive income                   461                               (733)
   Treasury stock, at cost: 2,603,192 and
      2,602,692 shares                                  (29,773)                           (29,757)
--------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                      128,266                            120,866
--------------------------------------------------------------------------------------------------
                                                     $1,772,640                         $1,560,571
==================================================================================================

The accompanying notes are an integral part of the financial statements.

Item 1 - Financial Statements

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                              (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                    Six Months Ended
                                                                                June 30,                           June 30,
                                                                   1998             1997              1998             1997
---------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                  $30,381          $25,085           $58,772          $48,705
    Interest on investment securities                             5,649            4,845            10,612            9,903
    Interest on mortgages held for sale                             363               72               538               85
---------------------------------------------------------------------------------------------------------------------------
            Total interest income                                36,393           30,002            69,922           58,693
Interest expense:
    Interest on savings deposits                                    982              981             1,915            1,926
    Interest on time accounts                                    11,765            8,699            22,124           17,029
    Interest on money market deposit accounts                     3,094            2,900             6,118            5,670
    Interest on NOW accounts                                        230              203               445              397
    Interest on borrowed funds                                    2,766            2,465             5,480            4,596
---------------------------------------------------------------------------------------------------------------------------
            Total interest expense                               18,837           15,248            36,082           29,618
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                              17,556           14,754            33,840           29,075
Provision for credit losses                                       2,919            2,354             5,704            4,813
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses            14,637           12,400            28,136           24,262
Gains (losses) on sale of securities                               (359)             (14)             (503)             (18)
Losses on sale of loans                                            (133)             (89)             (380)             (90)
Non-interest income:
    Service charges on deposit accounts                             667              549             1,276            1,067
    Credit card fees                                                315              216               555              358
    Mortgage servicing fees                                         294              277               573              556
    Fees and commissions-brokerage services                         167               91               250              208
    Trust fees                                                      242              162               473              321
    Other charges, commissions, and fees                            313              330               581              493
---------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                                 1,998            1,625             3,708            3,003
---------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
    Salaries, pensions, and other employee benefits               3,727            3,345             7,403            6,720
    Building occupancy                                              690              688             1,370            1,385
    Dealer commission expense                                       389              520               614              764
    Computer service fees                                           293              224               549              438
    Services                                                        768              583             1,514            1,024
    FDIC insurance                                                   43               40                82               60
    Goodwill                                                         74               74               148              148
    Interchange fees                                                231              136               399              241
    Other real estate                                                61              197                81              447
    Other expenses                                                1,765            1,415             3,264            2,611
---------------------------------------------------------------------------------------------------------------------------
       Total non-interest expense                                 8,041            7,222            15,424           13,838
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        8,102            6,700            15,537           13,319
Provision for income taxes                                        3,098            2,582             6,023            5,191
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $  5,004         $  4,118          $  9,514         $  8,128
===========================================================================================================================
Earnings per share:
    Basic                                                    $    0.58          $   0.48          $   1.11         $   0.96
    Diluted                                                  $    0.56          $   0.47          $   1.07         $   0.93
===========================================================================================================================

 The accompanying notes are an integral part of the financial statements.

Item 1 - continued

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                    (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                   Six Months Ended
                                                                                June 30,                           June 30,
                                                                   1998             1997                1998           1997
---------------------------------------------------------------------------------------------------------------------------
Net income                                                       $5,004           $4,118             $ 9,514         $8,128
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
       net of reclassification adjustment (Note 3)                1,024              643               1,194           (691)
---------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income                                    1,024              643               1,194           (691)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $6,028           $4,761             $10,708         $7,437
===========================================================================================================================

 The accompanying notes are an integral part of the financial statements.

Item 1 - continued

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                  (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended June 30,
                                                                                                    1998               1997
---------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                                 $   9,514          $   8,128
       Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for credit losses                                                           6,052              4,813
             Realized losses (gains) on available for sale investment securities                     503                 18
             Other (gains) and losses, net                                                           364                 75
             Depreciation and amortization                                                           873                875
             Net amortization of premiums and discounts on investment securities                    (567)               182
             Net amortization (accretion) of premiums and discounts on loans                        (339)              (297)
             Sales of loans originated for sale                                                   28,057             14,971
             Net increase in loans originated for sale                                           (44,245)           (17,634)
             Writedowns of other real estate                                                         475                197
             Net change in other assets and liabilities                                           (3,833)            (4,877)
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                         (3,146)             6,451
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                                  4,679              7,917
    Purchases of held to maturity investment securities                                           (2,446)            (2,361)
    Principal collected on held to maturity investment securities                                    592                899
    Proceeds from sales of available for sale investment securities                               96,594             61,307
    Purchases of available for sale investment securities                                       (155,904)           (73,857)
    Principal collected on available for sale investment securities                               15,066             11,353
    Net increase in longer-term loans                                                           (145,535)          (117,119)
    Proceeds from sales of loans                                                                  20,030             11,683
    Proceeds from sales of other real estate                                                         435                476
    Other                                                                                           (749)            (1,196)
---------------------------------------------------------------------------------------------------------------------------
                Net cash used by investing activities                                           (167,238)          (100,898)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Net increase in demand deposits, NOW accounts, savings
       accounts, and money market deposit accounts                                                19,234             17,020
    Net increase in time deposits                                                                153,054              3,796
    Net increase (decrease) in short-term borrowings (90 days)                                   (18,457)            74,596
    Proceeds from long-term borrowings                                                            50,000
    Repayment of long-term borrowings                                                                                  (204)
    Proceeds from exercise of stock options                                                          490                879
    Purchases of treasury stock                                                                      (16)
    Dividends paid                                                                                (3,782)            (2,833)
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                        200,523             93,254
---------------------------------------------------------------------------------------------------------------------------
                   Decrease in cash and cash equivalents                                          30,139             (1,193)
Cash and cash equivalents at beginning of year                                                    36,066             46,427
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   66,205          $  45,234
===========================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest credited on deposits and paid on other borrowings                              $  36,022          $  29,130
---------------------------------------------------------------------------------------------------------------------------
       Income taxes                                                                            $   7,434          $   5,146
---------------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
       Securitization of mortgage loans and transfers to other real estate                     $  38,166         $    3,167
---------------------------------------------------------------------------------------------------------------------------
       Unrealized (depreciation) in securities                                                $    2,050          $  (1,187)
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Item 1 - continued

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                              (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
Six Months Ended                                       Additional                                        Other
June 30,                                      Common      Paid-In   Undivided        Treasury    Comprehensive
1997                                           Stock      Capital     Profits           Stock           Income       Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                     $ 73     $27,824     $111,466        $(29,757)     $   (877)      $108,729

Comprehensive income:

    Net income                                                           8,128                                        8,128
    Other comprehensive income:
    Unrealized depreciation in
       available for sale securities,
       net of reclassification amount (Note 3)                                                          (691)          (691)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     8,128                          (691)         7,437

Stock options exercised                             1         878                                                       879
Cash dividend paid on common
    stock ($0.34 per share)                                             (2,833)                                      (2,833)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                         $ 74     $28,702     $116,761        $(29,757)      $(1,568)      $114,212
===========================================================================================================================

1998
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                     $112     $29,215     $122,029        $(29,757)     $   (733)      $120,866

Comprehensive income:
    Net income                                                           9,514                                        9,514
    Other comprehensive income:
    Unrealized appreciation in
       available for sale securities,
       net of reclassification amount (Note 3)                                                         1,194          1,194
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     9,514                         1,194         10,708

Stock options exercised                                       490                                                       490
Cash dividend paid on common
    stock ($0.44 per share)                                             (3,782)                                      (3,782)
Treasury stock                                                                             (16)                         (16)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                         $112     $29,705     $127,761        $(29,773)      $   461       $128,266
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1997 data in the Consolidated Statements of Condition is derived from the audited consolidated financial statements included in the Company's 1997 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders.

(2) Basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period. The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters and six months ended June 30, 1998 and 1997.

Quarters Ended June 30,                    Net Income          Weighted Average Shares          Earnings Per Share
------------------------------------------------------------------------------------------------------------------
1998
Basic earnings per share                   $5,004,532                        8,599,060                      $0.58
Effect of stock options                                                        306,706
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                 $5,004,532                        8,905,766                      $0.56
=================================================================================================================

1997
Basic earnings per share                   $4,118,489                        8,505,611                      $0.48
Effect of stock options                                                        255,592
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                 $4,118,489                        8,761,203                      $0.47
=================================================================================================================


Six Months Ended June 30,                  Net Income          Weighted Average Shares          Earnings Per Share
------------------------------------------------------------------------------------------------------------------

1998
Basic earnings per share                   $9,513,598                        8,590,157                      $1.11
Effect of stock options                                                        295,676
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                 $9,513,598                        8,885,833                      $1.07
=================================================================================================================

1997
Basic earnings per share                   $8,127,762                        8,475,878                      $0.96
Effect of stock options                                                        249,002
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                 $8,127,762                        8,724,880                      $0.93
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

Quarters Ended June 30,                                                                              (Dollars In Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                              Before Tax     Tax (Expense)       Net of Tax
                                                                                  Amount        or Benefit           Amount
---------------------------------------------------------------------------------------------------------------------------
1998
Unrealized gains on securities:
     Unrealized holding gains arising during period                              $ 2,117           $  (884)          $1,233
     Less: Reclassification adjustment for losses realized in net income            (359)              150             (209)
---------------------------------------------------------------------------------------------------------------------------
     Net realized gains                                                            1,758              (734)           1,024
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $ 1,758           $  (734)          $1,024
===========================================================================================================================

1997
Unrealized gains on securities:
     Unrealized holding gains arising during period                              $ 1,118           $  (467)          $  651
     Less: Reclassification adjustment for losses realized in net income             (14)                6               (8)
---------------------------------------------------------------------------------------------------------------------------
     Net realized gains                                                            1,104              (461)             643
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $ 1,104           $  (461)          $  643
===========================================================================================================================


Six months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------

1998
Unrealized gains on securities:
     Unrealized holding gains arising during period                             $  2,553           $(1,066)          $1,487
     Less: Reclassification adjustment for losses realized in net income            (503)              210             (293)
---------------------------------------------------------------------------------------------------------------------------
     Net realized gains                                                            2,050              (856)           1,194
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                      $  2,050           $  (856)          $1,194
===========================================================================================================================

1997
Unrealized losses on securities:
     Unrealized holding losses arising during period                             $(1,169)          $   488          $  (681)
     Less: Reclassification adjustment for losses realized in net income             (18)                8              (10)
---------------------------------------------------------------------------------------------------------------------------
     Net realized losses                                                          (1,187)              496             (691)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $(1,187)          $   496          $  (691)
===========================================================================================================================

(4) On July 24, 1998, the Company completed a $30 million capital securities offering. The 30-year 8.125% capital securities were issued by BSB Capital Trust I, a Delaware business trust that was formed by the Company. The Trust was formed solely to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company. The capital securities will qualify as Tier I Capital for the Company.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

    BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $5.0 million, or diluted earnings per share of $0.56 for the quarter ended June 30, 1998, as compared to net income of $4.1 million, or diluted earnings per share of $0.47 for the quarter ended June 30, 1997. Net income for the first six months of 1998 totalled $9.5 million, or $1.07 diluted earnings per share, compared to $8.1 million, or $0.93 diluted earnings per share for the first six months of 1997.

    On July 27, 1998, the Board of Directors announced a quarterly cash dividend of $0.22 per share payable on September 10, 1998 to shareholders of record at the close of business on August 24, 1998.

Financial Condition
-------------------

During the first six months of 1998, the Company originated $151.9 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $73.8 million from $654.2 million at December 31, 1997 to $728.0 million at June 30, 1998. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $299.3 million at December 31, 1997 to $338.0 million at June 30, 1998, and during this period, the Company originated $112.3 million in consumer loans. Real estate loans decreased from $252.2 million at December 31, 1997 to $231.6 million at June 30, 1998. During the above mentioned period, the Company originated $101.7 million of real estate loans, of which $47.7 million were sold and $37.7 million were securitized. Total assets of the Company increased from $1,560.6 million at December 31, 1997 to $1,772.6 million at June 30, 1998.

    Total deposits increased from $1,239.5 million at December 31, 1997 to $1,411.8 million at June 30, 1998. Interest credited during that six-month period totalled $30.6 million. The Company's borrowings increased from $178.6 million at December 31, 1997 to $210.2 million at June 30, 1998. Borrowings at June 30, 1998 consisted of $130.0 million of Federal Home Loan Bank advances and $41.0 million of a Federal Home Loan Bank line of credit. Of the remaining $39.2 million, $37.3 million are securities sold under agreement to repurchase. These borrowings are used to fund the Company's lending activities.

    Shareholders' equity increased from $120.9 million to $128.3 million during the first six months of 1998. This increase is a result of earnings of $9.5 million, $490,000 of stock options exercised during the period, and a $1.2 million increase in unrealized depreciation in securities available for sale. This increase in shareholders' equity was partially offset by cash dividends paid to shareholders of $3.8 million.

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

    The following tables set forth, for the periods indicated, information regarding (i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets,
(vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily or month-end balances. No tax equivalent adjustments were made.


                                                                        Three Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                  1998                                    1997
--------------------------------------------------------------------------------------------------------------------------
                                                   Average                    Yield/       Average                   Yield/
                                                   Balance      Interest      Rate         Balance      Interest     Rate
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars In Thousands)
Interest-earning assets:

Commercial loans                               $   710,511       $17,521        9.86%    $   568,805     $13,968      9.82%
Consumer loans:
      Passbook                                         187             5       10.70             273           7     10.26
      Overdraft Checking                               743            36       19.38             871          43     19.75
      Business line of credit                          918            24       10.46
      Credit cards                                   9,558           385       16.11           8,941         341     15.26
      Personal-direct                               50,585         1,291       10.21          38,183         971     10.17
      Personal-indirect-new auto                    48,123         1,047        8.70          45,242         943      8.34
      Personal-indirect-used auto                  130,832         3,121        9.54          85,865       1,963      9.14
      Personal-indirect-mobile-homes                47,858         1,149        9.60          32,159         766      9.53
      Personal-indirect-other                        3,747            91        9.71           4,399         104      9.46
      Home equity line of credit                    25,090           574        9.15          24,712         582      9.42
      Checkcard reserve                              1,360           112       32.94             828          60     28.99
      Student                                        3,860            17        1.76           2,621           3      0.46
--------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                      322,861         7,852        9.73         244,094       5,783      9.48
--------------------------------------------------------------------------------------------------------------------------
Real estate loans:
     Residential-fixed                              61,244         1,033        6.75          37,379         753      8.06
     Commercial-fixed                                4,555           105        9.22           4,767         110      9.23
     Residential-adjustable                         55,310         1,067        7.72          70,919       1,400      7.90
     Commercial-adjustable                         120,410         2,803        9.31         140,398       3,071      8.75
--------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                   241,519         5,008        8.29         253,463       5,334      8.42
--------------------------------------------------------------------------------------------------------------------------
     Investment securities                         338,165         5,649        6.68         294,775       4,845      6.57
     Mortgages held for sale                        19,933           363        7.28           3,983          72      7.23
--------------------------------------------------------------------------------------------------------------------------
         Total  interest-earning assets          1,632,989       $36,393        8.91%      1,365,120     $30,002      8.79%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                         90,452                                    74,774
---------------------------------------------------------------------------------------------------------------------------
         Total assets                           $1,723,441                                $1,439,894
===========================================================================================================================
Interest-bearing liabilities:
   Deposits:
      Savings                                  $   138,794     $     982        2.83%      $ 137,121  $      981      2.86%
      Money market                                 273,971         3,094        4.52         254,464       2,900      4.56
      Certificates of deposit                      827,700        11,765        5.69         626,027       8,699      5.56
      NOW                                           65,656           230        1.40          61,397         203      1.32
      Commercial checking                           66,902                                    54,658
--------------------------------------------------------------------------------------------------------------------------
         Total deposits                          1,373,023        16,071        4.68       1,133,667      12,783      4.51
    Borrowings                                     202,469         2,766        5.46         173,232       2,465      5.69
--------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities         1,575,492       $18,837        4.78%      1,306,899     $15,248      4.67%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                    21,186                                    18,623
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities                          1,596,678                                 1,325,522
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                               126,763                                   114,372
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders'
           equity                               $1,723,441                                $1,439,894
==========================================================================================================================
Net interest income/net interest rate spread                     $17,556        4.13%                    $14,754      4.12%
===========================================================================================================================
Net earnings assets/net interest rate margin                     $57,497        4.30%                    $58,221      4.32%
===========================================================================================================================
Ratio of interest-earning assets to
     interest-bearing liabilities                                               1.04X                                 1.04X
===========================================================================================================================


                                                                        Three Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                  1998                                    1997
--------------------------------------------------------------------------------------------------------------------------
                                                    Average                    Yield/       Average                   Yield/
                                                    Balance      Interest      Rate         Balance      Interest     Rate
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                               $   683,959      $33,386      9.76%    $   558,047     $27,012      9.68%
   Consumer loans:
      Passbook                                            200           10     10.00             291          20     13.75
      Overdraft checking                                  767           75     19.56             892          88     19.73
      Business line of credit                             930           47     10.11
      Credit cards                                      9,480          756     15.95           8,831         672     15.22
      Personal-direct                                  49,027        2,497     10.19          36,900       1,851     10.03
      Personal-indirect-new auto                       48,111        2,071      8.61          44,670       1,838      8.23
      Personal-indirect-used auto                     123,230        5,768      9.36          78,571       3,576      9.10
      Personal-indirect-mobile homes                   46,794        2,234      9.55          30,172       1,439      9.54
      Personal-indirect-other                           3,753          178      9.49           4,326         210      9.71
      Home equity line of credit                       25,159        1,152      9.16          24,646       1,152      9.35
      Checkcard reserve                                 1,318          205     31.11             764         100     26.18
      Student                                           4,015           93      4.63           2,529           8      0.63
--------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                         312,784       15,086      9.65         232,592      10,954      9.42
--------------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                                56,322        2,036      7.23          37,410       1,538      8.22
      Commercial-fixed                                  4,578          211      9.22           4,929         229      9.29
      Residential-adjustable                           58,359        2,224      7.62          71,927       2,798      7.78
      Commercial-adjustable                           125,377        5,829      9.30         139,632       6,174      8.84
--------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                      244,636       10,300      8.42         253,898      10,739      8.46
--------------------------------------------------------------------------------------------------------------------------
   Investment securities                              318,275       10,612      6.67         292,190       9,903      6.78
   Mortgages held for sale                             14,665          538      7.34           2,859          85      5.95
--------------------------------------------------------------------------------------------------------------------------
         Total  interest-earning assets             1,574,319      $69,922      8.88%      1,339,586     $58,693      8.76%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                            86,712                                 72,385
---------------------------------------------------------------------------------------------------------------------------
         Total assets                              $1,661,031                             $1,411,971
===========================================================================================================================
Interest-bearing liabilities:
   Deposits:
      Savings                                     $   135,346      $ 1,915      2.83%    $   134,604     $ 1,926      2.86%
      Money market                                    270,888        6,118      4.52         250,792       5,670      4.52
      Certificates of deposit                         781,068       22,124      5.67         617,420      17,029      5.52
      NOW                                              64,029          445      1.39          60,786         397      1.31
      Commercial checking                              65,127                                 51,291
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                             1,316,458       30,602      4.65       1,114,893      25,022      4.49
Borrowings                                            198,106        5,480      5.53         165,624       4,596      5.55
--------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities         1,514,564      $36,082      4.76%      1,280,517     $29,618      4.63%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                       21,413                                 18,368
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                          1,535,977                              1,298,885
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                  125,054                                113,086
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders'
           equity                                  $1,661,031                             $1,411,971
===========================================================================================================================
Net interest income/net interest rate spread                       $33,840      4.12%                    $29,075      4.13%
===========================================================================================================================
Net earnings assets/net interest rate margin                       $59,755      4.30%                    $59,069      4.34%
===========================================================================================================================
Ratio of interest-earning assets to
   interest-bearing liabilities                                                 1.04X                                 1.05X
===========================================================================================================================

   The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                             1998 Compared to 1997          1998 Compared to 1997
                                                               Increase (Decrease)            Increase (Decrease)
                                                 Volume           Rate       Net         Volume       Rate            Net
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
Interest income on interest-
earning assets:
       Commercial loans                          $3,496       $    57       $3,553        $ 6,149      $ 225       $  6,374
       Consumer loans                             1,913           156        2,069          3,859        273          4,132
       Real estate loans                           (245)          (81)        (326)          (388)       (51)          (439)
       Investment securities                        722            82          804          1,144       (435)           709
       Mortgages held for sale                      290             1          291            429         24            453
---------------------------------------------------------------------------------------------------------------------------
          Total                                  $6,176         $ 215       $6,391        $11,193      $  36        $11,229
===========================================================================================================================

Interest expense on interest-
bearing liabilities:
        Deposits                                 $2,790         $ 498       $3,288        $ 4,661      $ 919        $ 5,580
        Borrowings                                  885          (584)         301            933        (49)           884
---------------------------------------------------------------------------------------------------------------------------
          Total                                   3,675           (86)       3,589          5,594        870          6,464
---------------------------------------------------------------------------------------------------------------------------
             Net interest income                 $2,501         $ 301       $2,802        $ 5,599      $(834)       $ 4,765
===========================================================================================================================

Interest Income

    The Company's interest income on earning assets increased from $30.0 million for the three months ended June 30, 1997 to $36.4 million for the three months ended June 30, 1998, and from $58.7 million to $69.9 million for the six months ended June 30, 1997 and 1998, respectively. These increases in interest income were the result of an increase in the average balance of earning assets from $1,365.1 million to $1,633.0 million for the three months ended June 30, 1997 and June 30, 1998, respectively, and from $1,339.6 million to $1,574.3 million for the six months ended June 30, 1997 and June 30, 1998, respectively. The increase in the average yield on earning assets from 8.79% to 8.91% for the three months ended June 30, 1997 and 1998, respectively, and the increase in the average yield on earning assets from 8.76% to 8.88% for the six months ended June 30, 1997 and 1998, respectively, also contributed to these increases in interest income for these periods. The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The average balance of commercial loans increased $141.7 million from the second quarter of 1997 to $710.5 million for the second quarter of 1998, and increased $125.9 million to $684.0 million for the first six months of 1998 compared to the first six months of 1997. The average yield on commercial loans increased from 9.82% for the second quarter of 1997 to 9.86% for the second quarter of 1998. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. Despite high levels of competition in the Company's lending markets, the average balance of consumer loans increased 32.3% to $322.9 million for the three-month period ended June 30, 1998 compared to $244.1 million for the three-month period ended June 30, 1997, and increased 34.5% to $312.8 million for the six-month period ended June 30, 1998 compared to $232.6 million for the six-month period ended June 30, 1997. The average balance of real estate loans decreased $12.0 million to $241.5 million for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. This period reflected a decrease in yield from 8.42% to 8.29%, and the reduced average balance resulted in a net decline of $326,000 in interest income from real estate loans to $5.0 million. The average balance of real estate loans decreased $9.3 million to $244.6 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This period reflected a decrease in yield from 8.46% to 8.42%, and the reduced average balance resulted in a net decline of $439,000 in interest income from real estate loans to $10.3 million. Although residential mortgage loans reflect a steadily declining percentage of the Bank's total loan portfolio, the Bank continues to originate a significant amount of fixed-rate residential mortgage loans for sale in the secondary market, while retaining servicing rights in order to generate fee income. The average balance of investment securities increased from $294.8 million for the second quarter of 1997 to $338.2 million for the second quarter of 1998. Yields on investment securities increased for this same period from 6.57% to 6.68% and contributed to an increase in interest income on investment securities of $804,000 for the comparative quarters. The average balance of investment securities increased from $292.2 million for the first six months of 1997 to $318.3 million for the first six months of 1998. Yields on investment securities decreased for this same period from 6.78% to 6.67%, but increased average balance contributed to an increase in interest income on investment securities of $709,000 for the comparative quarters.

Interest Expense
----------------

    Total interest expense increased by $3.6 million for the quarter ended June 30, 1998 as compared to the same period in 1997. The average balance of all interest-bearing liabilities increased from $1,306.9 million for the quarter ended June 30, 1997 to $1,575.5 million for the quarter ended June 30, 1998. This increase accompanies an increase in the average rate paid on all interest-bearing liabilities from 4.67% to 4.78% during the respective period. The average balance of deposits increased from $1,133.7 million during the three months ended June 30, 1997 to $1,373.0 million during the same period in 1998 and from $1,114.9 million for the six-month period ended June 30, 1997 to $1,316.5 million for the six-month period ended June 30, 1998. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $12.8 million for the second quarter of 1997 to $16.1 million for the second quarter of 1998. Another component of the change in interest-bearing liabilities is the average balance of borrowings increasing from $173.2 million for the three months ended June 30, 1997 to $202.5 million for the three months ended June 30, 1998. A similar increase reflected average balances of $165.6 million for the six-month period ended June 30, 1997 to $198.1 million for the six-month period ended June 30, 1998. The borrowing balance augments deposits to fund the loan growth principally in the commercial and consumer loan area when needed. This increase in average balance was coupled with a decrease in the rate paid on borrowings from 5.69% to 5.46% during the three-month period to reflect higher borrowing costs from $2.5 million for the three months ended June 30, 1997 to $2.8 million for the same period in 1998. A decline in rate from 5.55% for the six months ended June 30, 1997 to 5.53% for the six months ended June 30, 1998 had a small impact in the growth of borrowing expense. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.

Provision for Credit Losses
---------------------------

    The provision for credit losses increased from $2.4 million to $2.9 million for the quarters ended June 30, 1997 and June 30, 1998, respectively, and increased from $4.8 million to $5.7 million for the six months ended June 30, 1997 and June 30, 1998, respectively. The allowance for possible credit losses increased to $20.7 million as of June 30, 1998, compared to $19.2 million as of December 31, 1997. See "Non-performing Loans and Other Real Estate Owned". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

    Non-interest income increased 23.0% from $1.6 million to $2.0 million for the three months ended June 30, 1997 to June 30, 1998, respectively, and increased from $3.0 million to $3.7 million for the six months ended June 30, 1997 to June 30, 1998, respectively. The major factors attributing to these increases comparing second quarter of 1997 to the same quarter of 1998 were a $99,000 increase in credit card fees which is the result of efforts to add new credit card merchant relationships, a $118,000 increase in service charges on deposit accounts, and a $80,000 increase in trust fees. The increase in the same fees account for the majority of the increase for the six-month period.

Gains (Losses) On Sale of Securities
------------------------------------

    Losses on sale of securities were $359,000 for the second quarter of 1998 and $503,000 for the six months ended June 30, 1998. This compares to losses of $14,000 for the same quarter of 1997 and $18,000 for the six months ended June 30 1997. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

    The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company securitized or sold $58.2 million and $16.5 million for the second quarter of 1998 and 1997, respectively. This resulted in losses of $133,000 and $89,000 for the same two periods. Of the $133,000 of losses taken in the second quarter of 1998 sales, $298,000 resulted from the recognition of deferred expenses at the time of sale. For the six month period ended June 30, 1998 and 1997, the Bank securitized or sold $85.4 million and $26.2 million, respectively, of residential mortgage loans. These sales generated losses of $380,000 and $90,000 for the same six-month periods.

Non-interest Expense
--------------------

    Non-interest expense increased from $7.2 million for the quarter ended June 30, 1997 to $8.0 million for the quarter ended June 30, 1998. Several factors contributed to this increase. As volumes of transaction rise due to growth in assets, such as credit card loans and with greater levels of deposits, such as brokered deposits, service expenses associated with these assets and liabilities also rise. This attributed to approximately a $127,000 increase in expense from the second quarter of 1997 compared to the same quarter in 1998. New customer services and products needed to manage these services contributed approximately $55,000 to the increase in services expense. Expenses associated with the Bank's conversion to another core processing vendor amounted to approximately $146,000 of the increase in all other non-interest expenses for the quarter. This same increase in expenses of services is shown in the increase in these expenses by $421,000 for the six-month period ended June 30, 1997 to June 30, 1998. Offsetting this increase in non-interest expense was a decrease in other real estate owned (ORE) expenses of $136,000 for the quarter ended June 30, 1998 compared to 1997, and a decrease of $366,000 for the six months ended for the same periods.

Income Taxes
------------

    The income tax expense was $2.6 million and $3.1 million for the quarters ended June 30, 1997 and June 30, 1998, respectively, and $5.2 million and $6.0 million for the six-month periods ended June 30, 1997 and June 30, 1998, respectively. These increases were mainly due to increased levels of taxable income.

Non-Performing Loans and ORE
----------------------------

    When a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period, set forth in the loan contract. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 60 days, the loan and payment histories are reviewed and legal proceedings may be instituted to remedy the default. While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss. Once the Company takes legal title to the property, it is classified as ORE on the Statement of Condition.

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

                                                                                   June 30,     December 31,
                                                                                      1998             1997
------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars In Thousands)
Commercial loans:
    Non-accrual loans                                                                $6,524          $10,542
Consumer loans:
    Accruing loans 90 days overdue                                                      194              304
 Residential real estate loans:
    Non-accrual loans                                                                 1,721            1,309
 Commercial real estate loans:
    Non-accrual loans                                                                   492              821
------------------------------------------------------------------------------------------------------------
       Total non-performing loans and accruing loans 90 days overdue                 $8,931          $12,976
============================================================================================================
Total non-performing loans to total gross loans                                        0.69%            1.08%
Total real estate acquired in settlement of

    loans at net realizable value                                                    $2,335          $ 2,784
Total non-performing loans and real estate acquired in settlement
    of loans at net realizable value to total assets                                   0.64%            1.01%

    Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, decreased to $11.3 million, or 0.64% of total assets at June 30, 1998, compared to $15.8 million, or 1.01% of total assets at December 31, 1997.

    At December 31, 1997, 28 non-performing residential real estate loans totalled $1.3 million. At June 30, 1998, non-performing residential real estate loans totalled $1.7 million and included 36 loans.

    At December 31, 1997, non-performing commercial real estate loans totalled $0.8 million, and included 3 loans ranging in size from $78,000 to $594,000. At June 30, 1998, non-performing commercial real estate loans decreased to $0.5 million and consisted of 1 loan for $492,000.

    Non-performing commercial loans at December 31, 1997 totalled $10.5 million and included 35 individual loans ranging in size from $5,000 to $1.3 million. At June 30, 1998, non-performing commercial loans decreased to $6.5 million and consisted of 34 individual loans ranging in size from $2,000 to $1.1 million.

    The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1997, the Company had $304,000 of loans 90 days or more past due on which it was accruing interest, as compared to $194,000 at June 30, 1998. As of each date, the only such loans were consumer loans.

    At June 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $7.8 million with a corresponding valuation allowance of $3.1 million.

    At December 31, 1997, ORE totalled $2.8 million, which consisted of 10 single-family residential properties with a book value totalling $474,000 and 9 local commercial real estate properties with a book value totalling $2.3 million. At June 30, 1998,

ORE totalled $2.3 million, which consisted of 8 single-family residential properties totalling $295,000 and 9 commercial real estate properties with a book value of $2.0 million. All residential properties in ORE at December 31, 1997 have been disposed of at June 30, 1998 as were the 2 commercial properties with a carrying value of $73,000.

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

    The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                                    Three Months Ended                     Six Months Ended
                                                                              June 30,                             June 30,
                                                              1998                1997               1998              1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars In Thousands)
Average gross loans outstanding                         $1,295,754          $1,084,852         $1,262,035        $1,062,690
===========================================================================================================================

Allowance at beginning of period                      $     19,854        $     17,556       $     19,207      $     17,054

Charge-offs:
     Commercial loans                                        1,267               1,272              2,777             2,569
     Consumer loans                                            722                 439              1,605               848
     Residential real estate loans                              62                  12                118                44
     Commercial real estate loans                              342                 749                361             1,238
---------------------------------------------------------------------------------------------------------------------------
          Total loan charge-offs                             2,393               2,472              4,861             4,699
Recoveries:
     Commercial loans                                          136                  76                281               180
     Consumer loans                                            223                 148                401               309
     Residential real estate loans                               0                   0                  0                 0
     Commercial real estate loans                                7                 253                 14               258
---------------------------------------------------------------------------------------------------------------------------
          Total recoveries                                     366                 477                696               747
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                              2,027               1,995              4,165             3,952
---------------------------------------------------------------------------------------------------------------------------
Provision for credit losses
     charged to operating expenses                           2,919               2,354              5,704             4,813
---------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                             $    20,746        $     17,915        $    20,746    $       17,915
===========================================================================================================================

Ratio of net charge-offs to:
     Average gross loans
           outstanding (annualized)                           0.63%               0.74%             0.66%              0.74%
Ratio of allowance to:
     Non-performing loans                                   232.29%             210.22%           232.29%            210.22%
     Period-end loans outstanding                             1.60%               1.62%             1.60%              1.62%

    Charge-offs decreased to $2.4 million for the second quarter of 1998 compared to $2.5 million for the first quarter of 1997 with recoveries decreasing to $0.4 million for the second quarter of 1997 from $0.5 million for the second quarter of 1998. For the six-month period ended June 30, 1997 compared to June 30, 1998, net charge-offs increased from $4.0 million to $4.2 million. Management considers the current level of loan loss reserves to be adequate to cover potential credit losses.

Sources of Funds
-----------------

    Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,306.9 million for the three-month period ended June 30, 1997 to

$1,575.5 million for the same period ended June 30, 1998, an increase of $268.6 million. The most significant increase in interest-bearing liabilities for the quarter ended June 30, 1997 compared to June 30, 1998, was an increase in the average balance of certificates of deposit of $201.7 million from the second quarter of 1997 to the second quarter of 1998 from $626.0 million to $827.7 million, respectively. This was combined with an increase in the average rate on these deposits from 5.56% for the second quarter of 1997 to 5.69% for the same quarter of 1998. This caused interest expense to increase $3.1 million to $11.8 million for the second quarter of 1998. To further fund loan growth, borrowings increased from an average balance of $173.2 million to $202.5 million for the quarter ended June 30, 1997 to the same quarter ended June 30, 1998. Of this $29.2 million increase, $12.3 million was from the Federal Home Loan Bank of New York ("FHLB"). Despite a decrease in the average rate paid on borrowings from 5.69% for the quarter ended June 30, 1997 to 5.46% for the same quarter in 1998, interest expense on these borrowings increased from $2.5 million for the second quarter of 1997 to $2.8 million for the second quarter of 1998 because of the average balance growth. Average balances, as discussed above for the quarter end comparisons, are reflective of the six-month comparative average balances. The average balance of total interest-bearing liabilities increased from $1,280.5 million for the six months ended June 30, 1997 to $1,514.6 million for the six months ended June 30, 1998. The increase in the average balance of municipal deposits was $15.3 million in the six-month period from June 30, 1997 to June 30, 1998, and the six-month average balance ended June 30, 1998 was $116.4 million. For the six-month period ended June 30, 1997, the average balance of borrowings was $165.6 million compared to $198.1 million for the six months ended June 30, 19 98, an increase of $32.5 million. The average balance of money market accounts during the six-month comparative periods increased $20.1 million to $270.9 million at June 30, 1998.

Liquidity and Capital Resources
-------------------------------

    A fundamental objective of the Company is to manage its liquidity effectively . Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. There were no material changes in the Company's liquidity or interest rate sensitivity since December 31, 1997.

    On July 24, 1998, the Company completed a $30 million capital securities offering. The 30-year 8.125% capital securities were issued by BSB Capital Trust I, a Delaware business trust that was formed by the Company. The Trust was formed solely to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company. The capital securities will qualify as Tier I Capital for the Company.

    The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At June 30, 1998, the total of approved loan commitments amounted to $175.4 million. Long-term borrowings of $50.0 million are scheduled to mature in 2008. Savings certificates, which are scheduled to mature during the next twelve months, totalled $676.5 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

    At June 30, 1998, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.25%, which exceeds the current requirements for the Company. At June 30, 1998, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.20%.

    The Company's book value per common share increased from $14.12 at December 31, 1997 to $14.91 at June 30, 1998.

Impact of Inflation and Changing Price
---------------------------------------

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

Year 2000
----------

    The Company made continued progress on its Year 2000 compliance program during the second quarter of 1998. Because much of the program involves technology enhancements, specific costs to correct current and ongoing systems are not material.

Forward-Looking Statements
--------------------------

    Statements in Management's Discussion and Analysis are forward-looking statements within the meaning of the Securities Act of 1933 as amended and the Securities Exchange Act of 1934 as amended. Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors related to Internet-based businesses. The financial services market generally, and the market for the Company's products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions. Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company's financial position and results of operations.

Market Prices and Related Shareholder Matters
---------------------------------------------

    The stock of the Company is listed on The Nasdaq Stock Market under the symbol BSBN. As of June 30, 1998, the Company had 1,727 shareholders of record and 8,601,292 shares of common stock outstanding . The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                     Cash
                                     Price Range                Dividends
--------------------------------------------------------------------------
1997
--------------------------------------------------------------------------
First Quarter               $21.33                $17.17             $0.17
Second Quarter               26.00                 19.50              0.17
Third Quarter                29.00                 23.83              0.20
Fourth Quarter               37.25                 25.75              0.22

1998
--------------------------------------------------------------------------
First Quarter               $36.00                $28.00             $0.22
Second Quarter               35.25                 27.50              0.22

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's consolidated results of operations depend to a large extent on the level of its net interest income, which is the difference between interest income from interest-earnings assets (such as loans and investments) and interest expense on interest-bearing liabilities (such as deposits and borrowings). If interest-rate fluctuations cause the Company's cost of funds to increase faster than the yield on its interest-bearing assets, net interest income will decrease. In addition, the market values of most of its financial assets are sensitive to fluctuations in market interest rates. The Company measures and manages its interest-rate risk by focusing on the Company's "gap", which is the measure of the mismatch between the dollar amount of the Company's interest-earning assets and interest-bearing liabilities which mature or reprice within certain time frames.

     Based on the Company's latest analysis of asset/liability mix (March 31, 1998), management's simulation analysis of the effects of changing interest rates projected that a gradual 100 basis point increase in interest rates over the 12 months ending March 31, 1999 would decrease net interest income for that period by 0.7% or less and that a similar decrease in interest rates would increase net interest income by 0.8% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by one percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

     Changes in interest rates can also affect the amount of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rate decrease, borrowers are more likely to prepay loans. Funds generated by prepayment might be invested at less favorable interest rates. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the Company's portfolio, net interest income and loan servicing income. Similarly, prepayments on mortgage-backed securities can adversely affect the value of such securities and the interest income generated by them.

      Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost (such as regular savings accounts) to accounts with a higher cost (such as certificates of deposits). If the cost of deposits increases at a rate greater than yields on interest-earning assets increase, the interest-rate spread will be negatively affected. Changes in the asset and liability mix also affect the Company's interest-rate risk.

     The Company faces substantial competition for deposits and loans throughout its market area both from local financial institutions and from out-of-state financial institutions that either solicit deposits or maintain loan production offices in the Company's market area. The Company competes for deposits and loans primarily with other financial service providers such as savings institutions, commercial banks, credit unions, money market funds, and other investment alternatives. The Company believes that its ability to compete effectively depends largely on its ability to compete with regard to interest rates, as well as service fees, personalized services, quality and range of financial products and services offered, convenience of office hours and locations, and automated services.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
         -----------------
                  Not applicable

Item 2 - Changes in Securities
         ---------------------
                  Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
                  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  (a) On April 28, 1998, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect four directors for a term of three years, to amend the Company's 1996 Long-Term Incentive and Capital Accumulation Plan and to ratify the appointment of the Company's independent auditors for the fiscal year ended December 31, 1998.

                  (b) At the Annual Meeting, Mssrs. Ferris Akel, William C. Craine, Herbert R. Levine, and William H. Rincker were elected as directors. Each of the following individual's term of office continued after the Annual Meeting:


                           Robert W. Allen            Mark T. O'Neil, Jr.
                           Alex. S. DePersis          John V. Sponyoe
                           Thomas F. Kelly, PhD.      Thomas L. Thorn
                           David A. Niermeyer


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

                        1. Four directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                                  Votes                                   Broker
                                                  For         Withheld   Abstentions   Non-votes
                              Ferris G. Akel       6,829,969    59,317         0         0
                              William C. Craine    6,871,289    17,997         0         0
                              Herbert R. Levine    6,870,794    18,492         0         0
                              William H. Rincker   6,860,822    28,464         0         0


                        2. The Company's 1996 Long-Term Incentive and Capital Accumulation Plan was amended to increase the number of aggregate shares of Common Stock for which options, stock appreciation rights and performance shares may be granted under the Plan from 450,000 to 875,000. There were 6,044,820 votes cast for the proposal, and 690,200 votes against the proposal, and 61,730 votes abstained. There were no broker non-votes.

                        3. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 1998 was ratified. There were 6,731,432 votes cast for the proposal, and 17,790 votes against the proposal, and 40,057 votes abstained. There were no broker non-votes.

Item 5 - Other Information
         -----------------
                  Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

                  (a) Exhibits

                           10 Amendment Number 1 to 1996 Long-Term Incentive
                              and Capital Accumulation Plan
                           27 Financial Data Schedule

                  (b) Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BSB Bancorp, Inc.

Date:   August 14, 1998              By:   Alex S. DePersis
       -----------------------------     ------------------
                                           ALEX S. DEPERSIS
                                           President
                                           and Chief Executive Officer

Date:    August 14, 1998              By:   Rexford C. Decker
       -----------------------------        -------------------
                                            REXFORD C. DECKER
                                            Administrative Vice President
                                            and Controller