Form 10-Q
period 1998-09-30
BSB BANCORP INC
filed 1998-11-12
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q


    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  SEPTEMBER 30, 1998
                                                ---------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 26, 1998:
8,627,036 shares of common stock, $0.01 par value.

                                 INDEX
                                 -----



PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----


Item 1: Financial Statements
-------

       Consolidated Statements of Condition
       September 30, 1998 and December 31, 1997.........................    1

       Consolidated Statements of Income Three Months and Nine Months
       Ended September 30, 1998 and September 30, 1997..................    2

       Consolidated Statements of Comprehensive Income Three
       Months and Nine Months Ended September 30, 1998 and
       September 30, 1997...............................................    3

       Consolidated Statements of Cash Flows Nine Months Ended
       September  30, 1998 and September 30, 1997.......................    4

       Consolidated Statements of Changes in Shareholders' Equity Nine
       Months Ended September 30, 1997 and September 30, 1998...........    5

       Notes to Consolidated Financial Statements.......................  6-7


 Item 2:   Management's Discussion and Analysis of
 ------

       Financial Condition and Results of Operations.................... 8-20



 Item 3:  Quantitative and Qualitative Disclosures About Market Risk....   21
 ------


PART II.  OTHER INFORMATION
---------------------------


       Items 1-6........................................................   22

       Signature Page...................................................   23

-----------------------------------------------------------------------------
BSB BANCORP, INC.                                      (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF CONDITION
-----------------------------------------------------------------------------

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                          1998           1997
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $   42,577     $   36,066
Investment securities available for sale               403,174        271,120
Investment securities held to maturity
 (market value $10,864 and $14,141)                     10,681         13,868
Mortgages held for sale                                 12,965          7,459
Loans:
 Commercial                                            752,939        654,243
 Consumer                                              346,065        299,307
 Real estate                                           227,594        252,247
-----------------------------------------------------------------------------
    Total loans                                      1,326,598      1,205,797
Less:   Unearned discounts                                 194            595
    Allowance for possible credit losses                21,895         19,207
-----------------------------------------------------------------------------
        Net loans                                    1,304,509      1,185,995
Bank premises and equipment                              9,678          9,500
Accrued interest receivable                             13,648         11,118
Other real estate                                        1,984          2,784
Intangible assets                                        1,672          1,893
Other assets                                            15,855         20,768
-----------------------------------------------------------------------------
                                                    $1,816,743     $1,560,571
=============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Due to depositors                                   $1,469,587     $1,239,508
Borrowings                                             157,682        178,644
Company obligated mandatorily redeemable
 preferred securities of subsidiary, Capital Trust
 I, holding solely junior subordinated debentures
 of the Company                                         30,000
Other liabilities                                       25,103         21,553
Shareholders' Equity:
 Preferred Stock, par value $0.01 per share;
    authorized 2,500,000 shares; none issued
 Common Stock, par value $0.01 per share;
    authorized 30,000,000 shares; 11,230,228
    shares and 11,159,924 shares issued                    112            112
 Additional paid-in capital                             29,964         29,215
 Undivided profits                                     131,027        122,029
 Accumulated other comprehensive income                  3,041           (733)
 Treasury stock, at cost: 2,603,192 and
  2,602,692 shares                                     (29,773)       (29,757)
--------------------------------------------------------------------------------
    Total Shareholders' Equity                         134,371        120,866
--------------------------------------------------------------------------------
                                                    $1,816,743     $1,560,571
================================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
BSB BANCORP, INC.                       (DOLLARS IN THOUSANDS-EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                 Three Months Ended            Nine Months Ended
                                      September 30,                September 30,
                                    1998       1997          1998           1997
--------------------------------------------------------------------------------
Interest income:
  Interest and fees on
   loans                         $30,746    $26,429       $89,518       $75,134
  Interest on investment
   securities                      6,957      4,530        17,569        14,433
  Interest on mortgages
   held for sale                     335        123           873           208
-------------------------------------------------------------------------------
     Total interest income        38,038     31,082       107,960        89,775

Interest expense:
  Interest on savings
   deposits                          997      1,000         2,913         2,926
  Interest on time accounts       12,580      8,909        34,704        25,938
  Interest on money market
   deposit accounts                3,150      2,951         9,268         8,621
  Interest on NOW accounts           238        198           683           595
  Interest on borrowed funds       2,238      2,801         7,718         7,397
  Interest on mandatorily
   redeemable
     securities of subsidiary        461                      461
-------------------------------------------------------------------------------
     Total interest expense       19,664     15,859        55,747        45,477
-------------------------------------------------------------------------------
Net interest income               18,374     15,223        52,213        44,298
Provision for credit losses        3,333      2,538         9,037         7,351
-------------------------------------------------------------------------------
Net interest income after
 provision for credit losses      15,041     12,685        43,176        36,947
Gains (losses) on sale of
 securities                           (6)       126          (509)          107
Gains (losses) on sale of loans      (75)       (94)         (455)         (183)
Non-interest income:
  Service charges on
   deposit accounts                  636        579         1,913         1,646
  Credit card fees                   342        225           897           582
  Mortgage servicing fees            310        254           883           811
  Fees and commissions-brokerage
   services                          148        105           398           313
  Trust fees                         231        183           703           504
  Other charges,
   commissions, and fees             311        182           892           675
-------------------------------------------------------------------------------
     Total non-interest
      income                       1,978      1,528         5,686         4,531
-------------------------------------------------------------------------------
Non-interest expense:
  Salaries, pensions and
   other employee benefits         3,964      3,340        11,368        10,061
  Building occupancy                 670        596         2,040         1,981
  Dealer commission expense          162        487           776         1,252
  Computer service fees              398        253           947           691
  Services                           782        600         2,296         1,623
  FDIC insurance                      45         39           126            99
  Goodwill                            74         74           221           221
  Interchange fees                   259        155           658           396
  Other real estate                  225        192           306           639
  Other expenses                   1,771      1,426         5,036         4,038
-------------------------------------------------------------------------------
     Total non-interest
      expense                      8,350      7,162        23,774        21,001
-------------------------------------------------------------------------------
Income before income taxes         8,588      7,083        24,124        20,401
Provision for income taxes         3,428      2,705         9,450         7,895
-------------------------------------------------------------------------------
NET INCOME                        $5,160     $4,378       $14,674       $12,506
===============================================================================
Earnings per share:
  Basic                            $0.60      $0.51         $1.71         $1.47
  Diluted                          $0.58      $0.50         $1.65         $1.43
===============================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
BSB BANCORP, INC.                                         (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
                                    Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                     1998         1997         1998         1997
--------------------------------------------------------------------------------

Net income                         $5,160       $4,378      $14,674      $12,506

Other comprehensive
 income, net of tax:
   Unrealized gains
    (losses) on securities,
    net of reclassification
    adjustment (Note 3)             2,580        1,290        3,774          599
--------------------------------------------------------------------------------
Other comprehensive income          2,580        1,290        3,774          599
--------------------------------------------------------------------------------
Comprehensive income               $7,740       $5,668      $18,448      $13,105
================================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
BSB BANCORP, INC.                                         (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                    Nine Months Ended September 30,
                                                                1998           1997
-----------------------------------------------------------------------------------
Operating activities:
  Net income                                              $   14,674     $   12,506
      Adjustments to reconcile net income to net
        cash provided by operating activities:
      Provision for credit losses                              9,037          7,351
      Realized losses (gains) on available for
        sale investment securities                               509           (107)
      Other losses, net                                          438            108
      Depreciation and amortization                            1,305          1,301
      Net amortization of premiums and discounts
        on investment securities                              (1,026)          (152)
      Net (accretion) of premiums and discounts on loans        (400)          (488)
      Sales of loans originated for sale                      49,981         26,554
      Net increase in loans originated for sale              (64,462)       (29,689)
      Writedowns of other real estate                            712            603
      Net change in other assets and liabilities               3,229            358
-----------------------------------------------------------------------------------
          Net cash provided by operating activities           13,997         18,345
-----------------------------------------------------------------------------------
Investing activities:
  Proceeds from calls of held to maturity investment
    securities                                                 5,794         11,375
  Purchases of held to maturity investment securities         (3,259)        (3,463)
  Principal collected on held to
    maturity investment securities                               640          1,466
  Proceeds from sales of available for
    sale investment securities                               143,342        132,021
  Purchases of available for sale investment securities     (249,924)      (147,024)
  Principal collected on available for sale
    investment securities                                     19,240         16,757
  Net increase in longer-term loans                         (195,156)      (164,279)
  Proceeds from sales of loans                                38,361         22,992
  Proceeds from sales of other real estate                       551          1,119
  Other                                                       (1,248)        (1,566)
-----------------------------------------------------------------------------------
          Net cash used by investing activities             (241,659)      (130,602)
-----------------------------------------------------------------------------------
Financing activities:
  Net increase in demand deposits, NOW accounts,
    savings accounts, and money market deposit accounts        4,073          6,678
  Net increase in time deposits                              226,005         (6,593)
  Net increase in short-term borrowings                      (70,962)       105,474
  Net change in long-term borrowings                          50,000             (4)
  Net proceeds from issuance of subordinated debentures       30,000
  Proceeds from exercise of stock options                        749          1,178
  Purchases of treasury stock                                    (16)
  Dividends paid                                              (5,676)        (4,541)
-----------------------------------------------------------------------------------
          Net cash provided by financing activities          234,173        102,192
-----------------------------------------------------------------------------------
            Decrease in cash and cash equivalents              6,511        (10,065)
Cash and cash equivalents at beginning of year                36,066         46,427
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   42,577     $   36,362
-----------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest credited on deposits and paid on
        other borrowings                                  $   54,127     $   44,325
-----------------------------------------------------------------------------------
      Income taxes                                        $   11,708     $    7,396
-----------------------------------------------------------------------------------
  Non-cash investing activity:
      Securitization of mortgage loans
       and transfers to other real estate                 $   38,166     $    3,391
-----------------------------------------------------------------------------------
      Unrealized appreciation in securities               $    6,477     $    1,027
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
BSB BANCORP, INC.                   (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                          Accumulated
Nine Months Ended                                 Additional                                    Other
September 30,                            Common      Paid-in    Undivided    Treasury   Comprehensive
1997                                      Stock      Capital      Profits       Stock          Income      Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               $ 73      $27,824     $111,466    $(29,757)         $ (877)  $108,729

Comprehensive income:
  Net income                                                       12,506                                 12,506
  Other comprehensive income:
  Unrealized appreciation in
    available for sale securities,
    net of reclassification
    amount (Note 3)                                                                               599        599
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                               12,506                         599     13,105

Effect of three-for-two stock split          37          (37)
Stock options exercised                       1        1,177                                               1,178
Cash dividend paid on common
  stock ($0.54 per share)                                          (4,541)                                (4,541)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997              $111      $28,964     $119,431    $(29,757)         $ (278)  $118,471
================================================================================================================

1998
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $112      $29,215     $122,029    $(29,757)         $ (733)  $120,866

Comprehensive income:
  Net income                                                       14,674                                 14,674
  Other comprehensive income:
  Unrealized appreciation in
    available for sale securities,
    net of reclassification
    amount (Note 3)                                                                             3,774      3,774
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                               14,674                       3,774     18,448
Stock options exercised                                  749                                                 749
Treasury stock purchased                                                          (16)                       (16)
Cash dividend paid on common
  stock ($0.66 per share)                                          (5,676)                                (5,676)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998              $112      $29,964     $131,027    $(29,773)         $3,041   $134,371
================================================================================================================

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998

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

         The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters and nine months ended September 30, 1998 and 1997.

Quarters Ended September 30,        Net Income  Weighted Average Shares  Earnings Per Share
-------------------------------------------------------------------------------------------
1998
Basic earnings per share           $ 5,160,494                8,613,441               $0.60
Effect of stock options                                         271,733
-------------------------------------------------------------------------------------------
Diluted earnings per share         $ 5,160,494                8,885,174               $0.58
===========================================================================================

1997
Basic earnings per share           $ 4,377,918                8,534,591               $0.51
Effect of stock options                                         292,124
-------------------------------------------------------------------------------------------
Diluted earnings per share         $ 4,377,918                8,826,715               $0.50
===========================================================================================

Nine Months Ended September 30,     Net Income  Weighted Average Shares  Earnings Per Share
-------------------------------------------------------------------------------------------
1998
Basic earnings per share           $14,674,093                8,597,918               $1.71
Effect of stock options                                         296,946
-------------------------------------------------------------------------------------------
Diluted earnings per share         $14,674,093                8,894,864               $1.65
===========================================================================================

1997
Basic earnings per share           $12,505,680                8,495,449               $1.47
Effect of stock options                                         267,244
-------------------------------------------------------------------------------------------
Diluted earnings per share         $12,505,680                8,762,693               $1.43
===========================================================================================

(3) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income. The following reflects the components of "Other Comprehensive Income" on a before and net of tax basis:

Quarters Ended September 30,                                                              (Dollars in Thousands)
                                                                         Before Tax   Tax (Expense)  Net of Tax
                                                                             Amount     or Benefit       Amount
---------------------------------------------------------------------------------------------------------------
1998
Unrealized gains on securities:
  Unrealized holding gains arising during period                             $4,433        $(1,850)      $2,583
  Less: Reclassification adjustment for losses realized in net income            (6)             3           (3)
---------------------------------------------------------------------------------------------------------------
  Net realized gains                                                          4,427         (1,847)       2,580
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   $4,427        $(1,847)      $2,580
===============================================================================================================

1997
Unrealized gains on securities:
  Unrealized holding gains arising during period                             $2,087        $  (870)      $1,217
  Less: Reclassification adjustment for losses realized in net income           126            (53)          73
---------------------------------------------------------------------------------------------------------------
  Net realized gains                                                          2,213           (923)       1,290
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   $2,213        $  (923)      $1,290
===============================================================================================================

Nine months Ended September 30,
1998
Unrealized gains on securities:
  Unrealized holding gains arising during period                             $6,986        $(2,915)      $4,071
  Less: Reclassification adjustment for losses realized in net income          (509)           212         (297)
---------------------------------------------------------------------------------------------------------------
  Net realized gains                                                          6,477         (2,703)       3,774
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   $6,477        $(2,703)      $3,774
===============================================================================================================

1997
Unrealized losses on securities:
  Unrealized holding losses arising during period                            $  920        $  (383)      $  537
  Less: Reclassification adjustment for losses realized in net income           107            (45)          62
---------------------------------------------------------------------------------------------------------------
  Net realized losses                                                         1,027           (428)         599
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   $1,027        $  (428)      $  599
===============================================================================================================

(4) On July 24, 1998, the Company placed $30 million of 30-year 8.125% capital securities through BSB Capital Trust I, a Delaware business trust that was formed by the Company. The Trust was formed solely to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company. The net proceeds from the sale of the capital securities qualify as Tier I Capital for the Company.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $5.2 million, or diluted earnings per share of $0.58 for the quarter ended September 30, 1998, as compared to net income of $4.4 million, or diluted earnings per share of $0.50 for the quarter ended September 30, 1997. Net income for the first nine months of 1998 totalled $14.7 million, or $1.65 diluted earnings per share, compared to $12.5 million, or $1.43 diluted earnings per share for the first nine months of 1997.

  On October 26, 1998, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on December 10, 1998 to shareholders of record at the close of business on November 24, 1998.

Financial Condition
-------------------

  Total assets of the Company increased from $1,560.6 million at December 31, 1997 to $1,816.7 million at September 30, 1998. During the first nine months of 1998, the Company originated $229.6 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $98.7 million from $654.2 million at December 31, 1997 to $752.9 million at September 30, 1998. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $299.3 million at December 31, 1997 to $346.1 million at September 30, 1998, and during this period, the Company originated $165.0 million in consumer loans. Real estate loans decreased from $252.2 million at December 31, 1997 to $227.6 million at September 30, 1998. During the above mentioned period, the Company originated $141.5 million of real estate loans, of which $84.2 million were sold and $37.7 million were
securitized.   Investment securities increased from $285.0 million at December
31, 1997 to $413.9 million at September 30, 1998. The increase in investments was based on two factors: a continued emphasis on maintaining liquidity in the portfolio commensurate with the strong growth in earning assets and a decision to build the portfolio in expectation of calls on certain securities over the next few months.

  Total deposits increased from $1,239.5 million at December 31, 1997 to $1,469.6 million at September 30, 1998. This growth came mainly from certificates of deposits originated through the money desk which was established in the second half of 1997. These funds grew to $200.8 million at September 30, 1998 from $49.1 million at December 31, 1997, and successfully provided the Bank with the funds needed to cover the growth in assets. Interest credited during that nine-month period totalled $55.7 million. The Company's borrowings decreased from $178.6 million at December 31, 1997 to $157.7 million at September 30, 1998. Borrowings at September 30, 1998 consisted of $80.0 million of Federal Home Loan Bank advances and $44.5 million of a Federal Home Loan Bank line of credit. Of the remaining $33.2 million, $31.3 million are securities sold under agreement to repurchase. These borrowings are used to fund the Company's lending activities.

  Shareholders' equity increased from $120.9 million to $134.4 million during the first nine months of 1998. This increase is a result of earnings of $14.7 million, $749,000 of stock options exercised during the period, and a $3.8 million increase in unrealized appreciation in securities available for sale. This increase in shareholders' equity was partially offset by cash dividends paid to shareholders of $5.7 million.

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

Item 2

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

                                                          THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                   1998                                           1997
----------------------------------------------------------------------------------------------------------------
                                      AVERAGE                      YIELD/        AVERAGE                 YIELD/
                                      BALANCE    INTEREST            RATE        BALANCE     INTEREST      RATE
----------------------------------------------------------------------------------------------------------------
                                                            (Dollars In Thousands)
Interest-earning assets:
 Commercial loans                  $  719,858     $17,455            9.70%    $  580,441      $14,368      9.90%
 Consumer loans:
  Passbook                                172           5           11.63            262            7     10.69
  Overdraft checking                      706          36           20.40            854           43     20.14
  Business line of credit               1,066          30           11.26
  Credit cards                          9,660         389           16.11          9,273          366     15.79
  Personal-direct                      53,319       1,383           10.38         40,974        1,056     10.31
  Personal-indirect-new auto           48,324       1,063            8.80         47,915        1,071      8.94
  Personal-indirect-used auto         143,949       3,481            9.67        100,110        2,319      9.27
  Personal-indirect-mobile homes       51,707       1,253            9.69         38,169          911      9.55
  Personal-indirect-other               3,707          82            8.85          4,026          100      9.94
  Home equity line of credit           25,043         579            9.25         24,804          590      9.51
  Checkcard reserve                     1,536         128           33.33          1,022           75     29.35
  Student                               1,451         114           31.43          2,632           37      5.62
----------------------------------------------------------------------------------------------------------------
   Total consumer loans               340,640       8,543           10.03        270,041        6,575      9.74
----------------------------------------------------------------------------------------------------------------
 Real estate loans
  Residential-fixed                    49,523         915            7.39         38,703          807      8.34
  Commercial-fixed                      4,505         104            9.23          4,696          108      9.20
  Residential-adjustable               51,500         987            7.67         70,145        1,349      7.69
  Commercial-adjustable               121,316       2,742            9.04        136,198        3,222      9.46
----------------------------------------------------------------------------------------------------------------
   Total real estate loans            226,844       4,748            8.37        249,742        5,486      8.79
----------------------------------------------------------------------------------------------------------------
 Investment securities                387,818       6,957            7.18        282,857        4,530      6.41
 Mortgages held for sale               14,730         335            9.10          5,271          123      9.33
----------------------------------------------------------------------------------------------------------------
   Total  interest-earning assets   1,689,890      38,038            9.00      1,388,352       31,082      8.96
----------------------------------------------------------------------------------------------------------------
Non-interest-earning assets            93,291                                     80,027
----------------------------------------------------------------------------------------------------------------
   Total assets                    $1,783,181                                 $1,468,379
================================================================================================================

Interest-bearing liabilities:
 Deposits
  Savings                          $  140,877     $   997            2.83%    $  139,321      $ 1,000      2.87%
  Money market                        282,333       3,150            4.46        257,366        2,951      4.59
  Certificates of deposit             881,462      12,580            5.71        618,966        8,909      5.76
  NOW                                  65,560         238            1.45         59,262          198      1.34
  Commercial                           74,159                                     61,448
----------------------------------------------------------------------------------------------------------------
   Total deposits                   1,444,391      16,965            4.70      1,136,363       13,058      4.60
 Borrowings                           165,669       2,238            5.40        194,517        2,801      5.76
 Subordinated debt                     22,581         461            8.17
----------------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                    1,632,641      19,664            4.82      1,330,880       15,859      4.77
----------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities       21,142                                     20,350
----------------------------------------------------------------------------------------------------------------
   Total liabilities                1,653,783                                  1,351,230
----------------------------------------------------------------------------------------------------------------
Shareholders' equity                  129,398                                    117,149
----------------------------------------------------------------------------------------------------------------
   Total liabilities and
   shareholders' equity            $1,783,181                                 $1,468,379
================================================================================================================
Net interest income/net
 interest rate spread                             $18,374            4.18%                    $15,223      4.19%
================================================================================================================
Net earnings assets/net
 interest rate margin                             $57,249            4.35%                    $57,472      4.39%
================================================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                                       1.04X                                 1.04X
=================================================================================================================

                                                           NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                   1998                                           1997
----------------------------------------------------------------------------------------------------------------
                                      AVERAGE                      YIELD/        AVERAGE                 YIELD/
                                      BALANCE    INTEREST            RATE        BALANCE     INTEREST      RATE
----------------------------------------------------------------------------------------------------------------
                                                            (Dollars In Thousands)
Interest-earning assets:
 Commercial loans                  $  695,926    $ 50,840            9.74%    $  565,512      $41,380      9.76%
 Consumer loans:
  Passbook                                191          16           11.17            281           27     12.81
  Overdraft checking                      747         111           19.81            880          131     19.85
  Business line of credit                 975          77           10.53
  Credit cards                          9,539       1,144           15.99          8,978        1,038     15.42
  Personal-direct                      50,457       3,880           10.25         38,273        2,908     10.13
  Personal-indirect-new auto           48,182       3,134            8.67         45,746        2,909      8.48
  Personal-indirect-used auto         130,136       9,249            9.48         85,742        5,894      9.17
  Personal-indirect-mobile homes       48,432       3,487            9.60         32,838        2,350      9.54
  Personal-indirect-other               3,738         260            9.27          4,226          309      9.75
  Home equity line of credit           25,121       1,731            9.19         24,698        1,742      9.40
  Checkcard reserve                     1,391         333           31.92            850          175     27.45
  Student                               3,161         208            8.77          2,563           45      2.34
----------------------------------------------------------------------------------------------------------------
   Total consumer loans               322,070      23,630            9.78        245,075       17,528      9.54
----------------------------------------------------------------------------------------------------------------
 Real estate loans
  Residential-fixed                    54,055       2,950            7.28         37,841        2,345      8.26
  Commercial-fixed                      4,554         315            9.22          4,852          338      9.29
  Residential-adjustable               56,073       3,211            7.64         71,333        4,148      7.75
  Commercial-adjustable               124,023       8,571            9.21        138,487        9,395      9.05
----------------------------------------------------------------------------------------------------------------
   Total real estate loans            238,705      15,047            8.40        252,513       16,226      8.57
----------------------------------------------------------------------------------------------------------------
 Investment securities                341,456      17,569            6.86        289,079       14,433      6.66
 Mortgages held for sale               14,686         874            7.93          3,663          208      7.57
----------------------------------------------------------------------------------------------------------------
   Total  interest-earning assets   1,612,843     107,960            8.93      1,355,842       89,775      8.83
----------------------------------------------------------------------------------------------------------------
Non-interest-earning assets            88,905                                     74,932
----------------------------------------------------------------------------------------------------------------
   Total assets                    $1,701,748                                 $1,430,774
================================================================================================================

Interest-bearing liabilities:
 Deposits
  Savings                          $  137,190     $ 2,913            2.83%    $  136,177      $ 2,926      2.86%
  Money market                        274,703       9,268            4.50        252,983        8,620      4.54
  Certificates of deposit             814,532      34,704            5.68        617,935       25,938      5.60
  NOW                                  64,540         683            1.41         60,278          595      1.32
  Commercial                           68,138                                     54,677
----------------------------------------------------------------------------------------------------------------
   Total deposits                   1,359,103      47,568            4.67      1,122,050       38,079      4.52
 Borrowings                           187,293       7,718            5.49        175,255        7,398      5.63
 Subordinated debt                      7,527         461            8.17
----------------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                    1,553,923      55,747            4.78      1,297,305       45,477      4.67
----------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities       21,323                                     19,028
----------------------------------------------------------------------------------------------------------------
   Total liabilities                1,575,246                                  1,316,333
----------------------------------------------------------------------------------------------------------------
Shareholders' equity                  126,502                                    114,441
----------------------------------------------------------------------------------------------------------------
   Total liabilities and
   shareholders' equity            $1,701,748                                 $1,430,774
================================================================================================================
Net interest income/net
 interest rate spread                             $52,213            4.15%                    $44,298      4.16%
================================================================================================================
Net earnings assets/net
 interest rate margin                             $58,920            4.32%                    $58,537      4.36%
================================================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                                       1.04X                                 1.04X
=================================================================================================================

  The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                          Three Months Ended September 30,   Nine Months Ended September 30,
                                     1998 Compared to 1997             1998 Compared to 1997
                                       Increase (Decrease)               Increase (Decrease)
                                 Volume    Rate        Net        Volume      Rate       Net
--------------------------------------------------------------------------------------------
                                                   (Dollars In Thousands)
Interest income on interest-
 earning assets:
   Commercial loans              $3,589   $(502)    $3,087       $ 9,601    $ (141)  $ 9,460
   Consumer loans                 1,767     201      1,968         5,650       452     6,102
   Real estate loans               (485)   (253)      (738)         (865)     (314)   (1,179)
   Investment securities          1,833     594      2,427         2,690       446     3,136
   Mortgages held for sale          233     (21)       212           656        10       666
--------------------------------------------------------------------------------------------
                                 $6,937   $  19     $6,956       $17,732    $  453   $18,185
--------------------------------------------------------------------------------------------

Interest expense on interest-
 bearing liabilities:
  Deposits                       $3,617   $ 290     $3,907       $ 8,201    $1,288   $ 9,489
  Borrowings                        (88)    (14)      (102)          846       (65)      781
--------------------------------------------------------------------------------------------
                                  3,529     276      3,805         9,047     1,223    10,270
--------------------------------------------------------------------------------------------
  Net Interest Income            $3,408     257)    $3,151       $ 8,685    $ (770)  $ 7,915
============================================================================================

Interest Income
---------------

  The Company's interest income on earning assets increased from $31.1 million for the three months ended September 30, 1997 to $38.0 million for the three months ended September 30, 1998, and from $89.8 million to $108.0 million for the nine months ended September 30, 1997 and 1998, respectively. These increases in interest income were the result of an increase in the average balance of interest-earning assets from $1,388.4 million to $1,689.9 million for the three months ended September 30, 1997 and September 30, 1998, respectively, and from $1,355.8 million to $1,612.8 million for the nine months ended September 30, 1997 and September 30, 1998, respectively. The increase in the average yield on earning assets from 8.96% to 9.00% for the three months ended September 30, 1997 and 1998, respectively, and the increase in the average yield on earning assets from 8.83% to 8.93% for the nine months ended September 30, 1997 and 1998, respectively, also contributed to these increases in interest income.

  The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The average balance of commercial loans increased $139.4 million from the third quarter of 1997 to $719.9 million for the third quarter of 1998, and increased $130.4 million to $695.9 million for the first nine months of 1998 compared to the first nine months of 1997. The average yield on commercial loans decreased from 9.90% for the third quarter of 1997 to 9.70% for the third quarter of 1998. Despite high levels of competition in the Company's lending markets, the average balance of consumer loans increased 26.1% to $340.6 million for the three-month period ended September 30, 1998 compared to $270.0 million for the three-month period ended September 30, 1997, and increased 31.4% to $322.1 million for the nine-month period ended September 30, 1998 compared to $245.1 million for the nine-month period ended September 30, 1997. The average balance of real estate loans decreased $22.9 million to $226.8 million for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. This period reflected a decrease in yield from 8.79% to 8.37%, and the reduced average balance resulted in a net decline of $738,000 in interest income from real estate loans to $4.7 million. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. The average balance of real estate loans decreased $13.8 million to $238.7 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This period reflected a decrease in yield from 8.57% to 8.40%, and the reduced average balance resulted in a net decline of $1.2 million in interest income from real estate loans to $15.0 million. Although residential mortgage loans reflect a steadily declining percentage of the Bank's total loan portfolio, the Bank continues to originate a significant amount of fixed-rate residential mortgage loans for sale in the secondary market, while retaining servicing rights for most of the sales in order to generate fee income. The average balance of investment securities increased from $282.9 million for the third quarter of 1997 to $387.8 million for the third quarter of 1998. Yields on investment securities increased for this same period from 6.41% to 7.18% and contributed to an increase in interest income on investment securities of $2.4 million for the comparative quarters. The average balance of investment securities increased from $289.1 million for the first nine months of 1997 to $341.5 million for the first nine months of 1998. Yields on investment securities increased for this same period from 6.66% to 6.86%, and increased average balances contributed to an increase in interest income on investment securities of $3.1 million for the comparative quarters.

Interest Expense
----------------

  Total interest expense increased by $3.8 million for the quarter ended September 30, 1998 as compared to the same period in 1997. The average balance of all interest-bearing liabilities increased from $1,330.9 million for the quarter ended September 30, 1997 to $1,632.6 million for the quarter ended September 30, 1998. This increase accompanies an increase in the average rate paid on all interest-bearing liabilities from 4.77% to 4.82% during the respective period. The average balance of deposits increased from $1,136.4 million during the three months ended September 30, 1997 to $1,444.4 million during the same period in 1998, and from $1,122.1 million for the nine-month period ended September 30, 1997 to $1,359.1 million for the nine-month period ended September 30, 1998. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $13.1 million for the third quarter of 1997 to $17.0 million for the third quarter of 1998. Another component of the change in interest-bearing liabilities is the average balance of borrowings decreasing from $194.5 million for the three months ended September 30, 1997 to $165.7 million for the three months ended September 30, 1998. This decrease in average balance was coupled with a decrease in the rate paid on borrowings from 5.76% to 5.40% during the three-month period to reflect lower borrowing costs from $2.8 million for the three months ended September 30, 1997 to $2.2 million for the same period in 1998. The average balance of borrowings reflected an increase from $175.3 million for the nine-month period ended September 30, 1997 to $187.3 million for the nine-month period ended September 30, 1998. The borrowing balance augments deposits to fund the loan growth principally in the commercial and consumer loan areas when needed. A decline in rate from 5.63% for the nine months ended September 30, 1997 to 5.49% for the nine months ended September 30, 1998 had a small impact in the growth of borrowing expense. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.

Provision for Credit Losses
---------------------------

  The provision for credit losses increased from $2.5 million to $3.3 million for the quarters ended September 30, 1997 and September 30, 1998, respectively, and increased from $7.4 million to $9.0 million for the nine months ended September 30, 1997 and September 30, 1998, respectively. The allowance for possible credit losses increased to $21.9 million as of September 30, 1998, compared to $19.2 million as of December 31, 1997. The increase in provisions reflects in part the Bank maintaining an allowance to period ending loans at a consistent level coupled with growth seen in the loan portfolio. See "Non-performing Loans and ORE". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

  Non-interest income increased 29.5% from $1.5 million to $2.0 million for the three months ended September 30, 1997 to September 30, 1998, respectively, and increased from $4.5 million to $5.7 million for the nine months ended September 30, 1997 to September 30, 1998, respectively. The major factors attributing to these increases comparing third quarter of 1997 to the same quarter of 1998 were an increase of $129,000 in other charges, commissions, and fees, a $117,000 increase in credit card fees which is the result of increased volumes and efforts to add new credit card merchant relationships, a $57,000 increase in service charges on deposit accounts, and a $48,000 increase in trust fees. The increase in the same fees account for the majority of the increase for the nine-month period.

Gains (Losses) On Sale of Securities
------------------------------------

  Losses on sale of securities were $6,000 for the third quarter of 1998 and $509,000 for the nine months ended September 30, 1998. This compares to gains of $126,000 for the same quarter of 1997 and $107,000 for the nine months ended September 30 1997. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

  The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company securitized or sold $36.6 million and $22.1 million for the third quarter of 1998 and 1997, respectively. This resulted in losses of $75,000 and $94,000 for the same two periods, respectively. Of the net loss taken in the third quarter of 1998, $347,000 resulted from the recognition of deferred expenses at the time of sale, which more than offset the $213,000 gain taken on the sale of these loans. For the nine-month period ended September 30, 1998 and 1997, the Bank securitized or sold $121.9 million and $48.3 million, respectively, of residential mortgage loans. These sales generated net losses of $455,000 and $183,000 for the same nine-month periods, with recognition of deferred expenses again causing losses despite gains recognized on the sales themselves.

Non-interest Expense
--------------------

  Non-interest expense increased from $7.2 million for the quarter ended September 30, 1997 to $8.4 million for the quarter ended September 30, 1998. Several factors contributed to this increase. As the volume of transactions rises due to growth in assets, such as credit card loans and with greater levels of deposits, such as brokered deposits, service expenses associated with these assets and liabilities also rise. This resulted in approximately a $182,000 increase in expense in the third quarter of 1998 compared to the same quarter in 1997. New customer services and products needed to manage these services contributed approximately $177,000 to the increase in services expense, with corresponding increases in the number of employees to handle the new services and expanded growth of the Bank. One-time expenses associated with the Bank's conversion to another core processing vendor amounted to approximately $250,000 of the increase in all other non-interest expenses for the quarter. Increased volumes and conversion expense caused service expenses to increase by $673,000 for the nine-month period ended September 30, 1997 to September 30, 1998. Offsetting this increase in non-interest expense was a decrease of $333,000 other real estate owned (ORE) expense for the nine months ended for the same periods. An increase of $33,000 was noted for the three-month period ended September 30, 1998 compared to the third quarter of 1997.

Income Taxes
------------

  The income tax expense was $2.7 million and $3.4 million for the quarters ended September 30, 1997 and September 30, 1998, respectively, and $7.9 million and $9.5 million for the nine-month periods ended September 30, 1997 and September 30, 1998, respectively. These increases were mainly due to increased levels of taxable income and changes in tax-exempt investment and loan portfolios.


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

                                                                     September 30,   December 31,
                                                                              1998           1997
--------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Commercial loans:
  Non-accrual loans                                                        $ 9,085        $10,542
Consumer loans:
  Accruing loans 90 days overdue                                               126            304
Residential real estate loans:
  Non-accrual loans                                                          1,506          1,309
Commercial real estate loans:
  Non-accrual loans                                                            492            821
--------------------------------------------------------------------------------------------------
   Total non-performing loans and accruing loans 90 days overdue           $11,209        $12,976
=================================================================================================

Total non-performing loans to total gross loans                               0.84%          1.08%
Total real estate acquired in settlement of
  loans at net realizable value                                            $ 1,984        $ 2,784
Total non-performing loans and real estate acquired in settlement
 of loans at net realizable value to total assets                             0.73%          1.01%


  Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, decreased to $13.2 million, or 0.73% of total assets at September 30, 1998, compared to $15.8 million, or 1.01% of total assets at December 31, 1997.

  At December 31, 1997, 28 non-performing residential real estate loans totalled $1.3 million. At September 30, 1998, non-performing residential real estate loans totalled $1.5 million and included 31 loans.

  At December 31, 1997, non-performing commercial real estate loans totalled $0.8 million, and included 3 loans ranging in size from $78,000 to $594,000. At September 30, 1998, non-performing commercial real estate loans decreased to $0.5 million and consisted of 1 loan.

  Non-performing commercial loans at December 31, 1997 totalled $10.5 million and included 35 individual loans ranging in size from $5,000 to $1.3 million.
At September 30, 1998, non-performing commercial loans decreased to $9.1 million and consisted of 36 individual loans ranging in size from $402 to $1.0 million.

  The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1997, the Company had $304,000 of loans 90 days or more past due on which it was accruing interest, as compared to $126,000 at September 30, 1998. As of each date, the only such loans were consumer loans.

  At September 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $7.0 million with a corresponding valuation allowance of $4.2 million.

  At December 31, 1997, ORE totalled $2.8 million, which consisted of 10 single-family residential properties with a book value totalling $474,000 and 9 local commercial real estate properties with a book value totalling $2.3 million. At September 30, 1998, ORE totalled $2.0 million, which consisted of 4 single-family residential properties totalling $153,000 and 9 commercial real estate properties with a book value of $1.8 million. All residential properties in ORE at December 31, 1997 have been disposed of at September 30, 1998.

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

  The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                          1998            1997         1998            1997
-------------------------------------------------------------------------------------------
                                                        (Dollars In Thousands)
Average gross loans outstanding     $1,308,816      $1,119,037   $1,277,629      $1,081,472
===========================================================================================

Allowance at beginning of period    $   20,746      $   17,915   $   19,207      $   17,054
-------------------------------------------------------------------------------------------

Charge-offs:
 Commercial loans                        1,218           1,045        3,995           3,613
 Consumer loans                            704             562        2,310           1,410
 Residential real estate loans               3              20          121              65
 Commercial real estate loans              581             744          942           1,982
-------------------------------------------------------------------------------------------
  Total loan charge-offs                 2,506           2,371        7,368           7,070
Recoveries:
 Commercial loans                           94             348          375             529
 Consumer loans                            197             134          598             442
 Residential real estate loans               9               0            9               0
 Commercial real estate loans               22               0           37             258
-------------------------------------------------------------------------------------------
  Total recoveries                         322             482        1,019           1,229
-------------------------------------------------------------------------------------------
Net charge-offs                          2,184           1,889        6,349           5,841
-------------------------------------------------------------------------------------------

Provision for credit losses
 charged to operating expenses           3,333           2,538        9,037           7,351
-------------------------------------------------------------------------------------------
Allowance at end of period          $   21,895      $   18,564   $   21,895      $   18,564
===========================================================================================

Ratio of net charge-offs to:
 Average gross loans
   outstanding (annualized)               0.67%           0.68%        0.66%           0.72%
Ratio of allowance to:
 Non-performing loans                   195.33%         184.57%      195.33%         184.57%
 Period-end loans outstanding             1.65%           1.63%        1.65%           1.63%


  Net charge-offs increased from $1.9 million for the third quarter of 1997 to $2.2 million for the same quarter in 1998. For the nine-month period ending September 30, 1998, net charge-offs were $6.3 million, up from the $5.8 million for the same period in 1997. Management continues to take an aggressive approach to the charge-off of problem loans and continues to add to the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

  Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,330.9 million for the three-month period ended September 30, 1997 to $1,632.6 million for the same period ended September 30, 1998, an increase of $301.7 million. The most significant increase in interest-bearing liabilities for the quarter ended September 30, 1997 compared to September 30, 1998, was an increase in the average balance of certificates of deposit of $262.5 million from the third quarter of 1997 to the third quarter of 1998 from $619.0 million to $881.5 million, respectively. To fund loan growth, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk have grown to an average balance of $200.6 million in the third quarter of 1998 from a $600,000 average balance in the same quarter in 1997. Municipal deposits have grown from an average balance of

$77.6 million for the third quarter of 1997 to $118.1 million for the third quarter of 1998. With the use of funds that normally carry somewhat higher rates, the overall cost of funds for all certificates of deposits declined from 5.76% to 5.71% from the third quarter of 1997 to the same period in 1998. Total borrowings decreased from an average balance of $194.5 million to $188.3 million for the quarter ended September 30, 1997 to the same quarter ended September 30, 1998. With a decrease in the average rate paid on borrowings from 5.76% for the quarter ended September 30, 1997 to 5.40% for the same quarter in 1998, interest expense on these borrowings decreased from $2.8 million for the third quarter of 1997 to $2.2 million for the third quarter of 1998 because of the average balance decline. The average balance of total interest-bearing liabilities increased from $1,297.3 million for the nine months ended September 30, 1997 to $1,553.9 million for the nine months ended September 30, 1998. The increase in the average balance of municipal deposits was $23.6 million in the nine-month period from September 30, 1997 to September 30, 1998, and the nine-month average balance ended September 30, 1998 was $117.0 million. For the nine-month period ended September 30, 1997, the average balance of all borrowings was $175.3 million compared to $194.8 million for the nine months ended September 30, 1998, an increase of $19.5 million. The average balance of certificates of deposit accounts during the nine-month comparative periods increased $196.6 million to $814.5 million at September 30, 1998. The average balance of money market accounts during the nine-month comparative periods increased $21.7 million to $274.7 million at September 30, 1998.

Liquidity and Capital Resources
-------------------------------

  A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. There were no material changes in the Company's liquidity or interest rate sensitivity since December 31, 1997.

  On July 24, 1998, the Company placed $30 million of 30-year 8.125% capital securities through BSB Capital Trust 1, a Delaware business trust that was formed by the Company. The Trust was formed solely to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company. The net proceeds from the sale of the capital securities qualify as Tier 1 Capital for the Company.

  The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At September 30, 1998, the total of approved loan commitments amounted to $223.0 million. Long-term borrowings of $50.0 million are scheduled to mature in 2008. Savings certificates, which are scheduled to mature during the next twelve months, totalled $749.8 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

  At September 30, 1998, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.49%, which exceeds the current requirements for the Company. At September 30, 1998, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.58%.

  The Company's book value per common share increased from $14.12 at December 31, 1997 to $15.58 at September 30, 1998.

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

Year 2000 Compliance
--------------------

  The Year 2000 brings with it potential issues to all organizations who use computers in the conduct of their business or depend on business associates who use computers. To the extent computer use is date-sensitive, hardware or software that recognizes the year by the last two digits may erroneously recognize "00" as 1900 rather than 2000, which could result in errors or system failures.

  The Company utilizes a number of computers and computer software (systems) in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. The Company initiated the review of the Year 2000 and the impact it would have in 1995. With this review, a strategic plan to address the issues and maintain the technological standards of the hardware and software within the Company was incorporated. This plan was initiated and approved by senior officers within the Company and is revisited at least quarterly to ensure portions of the plan are completed as scheduled and progress is continuing with any problems being addressed. This plan included the following steps:


 . Awareness: Since 1995, the Company has been aware of the Year 2000 problem and increased the awareness of all staff, vendors, and customers to the problem.

 . Assessment: Inventories of all systems, hardware, media, interfaces, internal programs and databases, vendor packages, and networks have been made and are updated as needed. Communication with vendors to ascertain their status, plan and upgrades for Year 2000 compliance was implemented.

 . Renovation: Since 1995, the Company has formulated and completed two initiatives to maintain high quality data processing on an on-going basis. Year 2000 issues were addressed within the larger issue of maintaining the highest quality data processing available. In 1995, a Branch Automation Project was started and continued into 1996. In 1996, a Back Office Automation Project was completed. This provided the Company with Year 2000 compliant back office hardware and most software to address the concerns of both technology modernization and Year 2000 issues. In October of 1998, BSB converted to M&I Data Services, which provides data service to all of our core processing and delivery systems. The M&I system is certified compliant by the Information Technology Association of America.

 . Validation: Testing of all hardware and software is being conducted on an independent Local Area Network that has been established at the Company solely for that purpose. All hardware, networks, and mission critical systems will be tested by the end of 1998. All M&I systems will be tested during the preconversion testing process. All interfaces, media, and systems will be validated for compliance in early 1999.

 . Implementation: Saturday, January 1, 2000 will be treated as a data processing conversion. Contingency plans are being developed and will be completed in 1999.

  Contact with significant vendors and commercial loan customers was made. Commercial loan customers were asked to fill out a survey so assessment of their status with regard to the complications of the upcoming Year 2000 issues and their readiness for that time could be determined. Significant vendors were queried as to their ability to continue to supply their product without delay with the passing of Year 2000. Of course, the response of certain third parties is beyond control of the Company.

  Year 2000 compliance costs pertaining to internal staff incurred cumulatively through 1998 has been approximately $75,000. An additional $50,000 is expected in 1999 for these same costs. Direct capital expenditures have neared $30,000 for 1998 with an additional $70,000 expected in 1999. These costs do not include normal ongoing costs for computer hardware (including ATM's) and software that have been incurred or would be replaced in the next year even without the presence of the Year 2000 Issue as these pertain to the ongoing programs for updating the Company's delivery infrastructure.

  Despite the Company's efforts in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

  The stock of the Company is listed on The Nasdaq Stock Market under the symbol BSBN. As of September 30, 1998, the Company had 1,726 shareholders of record and 8,627,036 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                     Cash
                                                   Price Range  Dividends
-------------------------------------------------------------------------

1997
----
First Quarter                                   $21.33  $17.17      $0.17
Second Quarter                                   26.00   19.50       0.17
Third Quarter                                    29.00   23.83       0.20
Fourth Quarter                                   37.25   25.75       0.22

1998
----
First Quarter                                   $36.00  $28.00      $0.22
Second Quarter                                  $35.25  $27.50      $0.22
Third Quarter                                   $32.75  $25.63      $0.22

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

  Based on the Company's latest analysis of asset/liability mix (August 31, 1998), management's simulation analysis of the effects of changing interest rates projected that a gradual 200 basis point increase in interest rates over the 12 months ending August 31, 1999 would decrease net interest income for that period by 4.27% or less and that a similar decrease in interest rates would increase net interest income by 4.31% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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



                                 BSB Bancorp, Inc.



Date:    November 14, 1998              By:   Alex S. DePersis
       --------------------------------     -------------------------
                                            ALEX S. DEPERSIS
                                            President
                                              and Chief Executive Officer

Date:    November 14, 1998              By:    Rexford C. Decker
       --------------------------------     -------------------------------
                                            REXFORD C. DECKER
                                            Administrative Vice President
                                              and Controller