Form 10-K405
period 1998-12-31
BSB BANCORP INC
filed 1999-03-29
CIK 830257

This statement is intended to satisfy the requirements for an annual disclosure statement as contained in Section 350.4(a) of the Federal Deposit Insurance Corporation regulations. This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.
--------------------------------------------------------------------------------

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

      [X]        Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                                       OR

      [ ]      Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to _______

                        Commission File Number:  0-17177

                               BSB BANCORP, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                  16-1327860
         ----------------------                       ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


58-68 Exchange Street, Binghamton, New York                13902
-------------------------------------------          ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

As of March 5, 1999, the aggregate value of the 8,669,455 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 888,341 shares held by all affiliates of the Registrant, was approximately $202,795,284. This figure is based on the closing sales price of $26.0625 per share of the Registrant's Common Stock on March 5, 1999. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 5, 1999 - 8,669,455

                      DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
          (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.

           (2) Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 26, 1999 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

      Page 1 of 38:  Exhibit Index appears on sequentially numbered page 30

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                              FOR THE YEAR ENDED
                               DECEMBER 31, 1998
                               BSB BANCORP, INC.

                                                                            Page
                                                                            ----

PART I
 Item 1.         Business                                                      3
 Item 2.         Properties                                                   22
 Item 3.         Legal Proceedings                                            23
 Item 4.         Submission of Matters to a Vote of
                   Security Holders                                           23

PART II
 Item 5.         Market for the Registrants Common Equity and
                   Related Stockholder Matters                                23
 Item 6.         Selected Financial Data                                      23
 Item 7.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              23
 Item 7A.        Quantitative and Qualitative
                   Disclosures About Market Risk                              23
 Item 8.         Financial Statements and Supplementary Data                  23
 Item 9.         Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure                     23

PART III
 Item 10.        Directors and Executive Officers of the Registrant           23
 Item 11.        Executive Compensation                                       23
 Item 12.        Security Ownership of Certain Beneficial
                   Owners and Management                                      23
 Item 13.        Certain Relationships and Related Transactions               23

PART  IV
 Item 14.        Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                     24-27

PART I

ITEM 1.      BUSINESS

GENERAL

BSB Bancorp, Inc.

  BSB Bancorp, Inc. (the "Company") is the Delaware-chartered bank holding company for BSB Bank & Trust Company ("BSB Bank & Trust" or the "Bank"). Until 1995, the Bank was known as Binghamton Savings Bank. The Bank's new name reflects the change in charter from that of a savings bank to a commercial bank and trust company. The Company owns 100% of the issued and outstanding common stock, $1.00 par value, of the Bank, which is the primary asset of the Company. The business of the Company is the business of the Bank. The Company's and the Bank's principal executive offices are located at 58-68 Exchange Street, Binghamton, New York 13901, telephone (607) 779-2492.

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

BSB Bank & Trust Company

  The Bank is headquartered in Binghamton, New York and conducts business in Broome, Tioga, Chenango, Onondaga, and Chemung Counties, and adjacent areas of New York State. BSB Bank & Trust serves its customers from thirteen full-service banking offices, and twenty-one off-premise automatic teller machines (MachineTeller(R)). The Bank also serves its customers at twelve proprietary banking service locations (StoreTeller(R)) situated in a large area supermarket chain.

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


LENDING ACTIVITIES

Loan Portfolio Composition

  BSB Bank & Trust's portfolio of loans totaled $1.4 billion at December 31, 1998, representing 73.3% of the Bank's total assets at that date, compared to $1.2 billion, and 77.3% of the Bank's total assets at December 31, 1997. Commercial loans continued to comprise a significant portion of the loan portfolio, increasing to $772.8 million, or 56.7% of all loans at December 31, 1998. These loans, being generally tied to the Company's Prime Rate, tend to increase the interest rate sensitivity of the loan portfolio. The consumer loan share of the portfolio increased from 24.8% of all loans at December 31, 1997 to 26.4%, or $359.2 million at December 31, 1998. The Company's continued efforts to increase this portfolio via expanded indirect financing through local and surrounding area automobile dealers has produced significant results. Originations of all consumer loans were $216.9 million for 1998, compared to $205.6 million for 1997. Results from this focus on originating consumer loans has increased the balance of the indirect new and used auto loan portfolios to $205.6 million at December 31, 1998 from $161.6 million at December 31, 1997, and direct consumer loans from $46.9 million at December 31, 1997 to $55.3 million at December 31, 1998. The balance of mobile home loans increased to $54.9 million at December 31, 1998 from $45.5 million at December 31, 1997.

  The Company's policy of selling or securitizing fixed-rate residential mortgages to improve the liquidity of the portfolio, reduce interest rate risk, and to build servicing portfolio income resulted in sales and securitizations of $79.5 million in 1997. In 1998, $166.4 million of fixed-rate residential mortgages were sold or securitized to aid in managing liquidity and collateral needs. The Company had originations of fixed-rate residential mortgages of $176.4 million for 1998 compared to $94.1 million in 1997. Management remains committed to originating adjustable-rate residential loans and holding these loans, either in whole loan or securitized form, due to their attractive yield and responsiveness to rate changes over time.

  The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.

                                                                         December 31,
------------------------------------------------------------------------------------------------------------------------------------
                             1998                      1997                      1996                   1995                1994
                            Amount       Percent      Amount       Percent      Amount      Percent    Amount    Percent    Amount
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Dollars in Thousands)

Commercial                $  772,793        56.70%  $  654,243        54.26%  $  536,779      53.22%  $455,444     49.13%   $386,875
------------------------------------------------------------------------------------------------------------------------------------
Consumer:
   Student                     1,483         0.11        3,012         0.25        1,569       0.16      8,940      0.96      12,404
   Personal direct            55,301         4.06       46,883         3.89       35,552       3.53     28,867      3.10      28,282
   Personal
    indirect-used
    auto                     153,893        11.29      112,103         9.30       67,336       6.68     50,487      5.45      43,606
   Personal
    indirect-new
    auto                      51,746         3.80       49,475         4.10       44,843       4.45     48,556      5.24      53,594
   Personal
    indirect-mobile
    homes                     54,867         4.02       45,506         3.77       27,728       2.75     23,002      2.48      22,572
   Personal
    indirect-others            3,355         0.25        3,807         0.32        4,374       0.43      4,610      0.50       3,361
   Savings account               153         0.01          229         0.02          340       0.03        423      0.05         632
   Overdraft
    checking                     667         0.05          816         0.07          940       0.09        836      0.09         614
   Business line of
    credit                       956         0.07        1,025         0.09
   Home equity                24,523         1.80       24,991         2.07       24,278       2.41     25,133      2.71      26,233
   Debit card                  1,814         0.13        1,277         0.11          628       0.06
   Credit card                10,433         0.77       10,183         0.84        9,480       0.94      9,692      1.05       9,565
------------------------------------------------------------------------------------------------------------------------------------
    Total consumer loans     359,191        26.36      299,307        24.83      217,068      21.53    200,546     21.63     200,863
------------------------------------------------------------------------------------------------------------------------------------
Real estate
   Fixed-rate:
   Residential                40,201         2.95       37,213         3.09       24,598       2.44     37,071      4.00      38,340
   FHA & VA                    7,910         0.58       10,390         0.86       13,390       1.33     16,810      1.81      20,309
   Commercial                  4,237         0.31        4,426         0.37        4,912       0.49      3,011      0.32       3,218
   Commercial FHA                194         0.01          202         0.02          208       0.02        214      0.02         219
------------------------------------------------------------------------------------------------------------------------------------
    Total fixed-rate          52,542         3.85       52,231         4.33       43,108       4.27     57,106      6.16      62,086
------------------------------------------------------------------------------------------------------------------------------------
   Adjustable-rate:
   Residential                47,438         3.48       64,208         5.32       73,648       7.30     82,470      8.90      81,200
   Commercial                130,921         9.61      135,808        11.26      137,937      13.68    131,450     14.18     134,058
------------------------------------------------------------------------------------------------------------------------------------
    Total adjustable-rate    178,359        13.09      200,016        16.58      211,585      20.98    213,920     23.08     215,258
------------------------------------------------------------------------------------------------------------------------------------
    Total real estate        230,901        16.94      252,247        20.91      254,693      25.25    271,026     29.24     277,344
------------------------------------------------------------------------------------------------------------------------------------
                          $1,362,885       100.00%  $1,205,797       100.00%  $1,008,540     100.00%  $927,016    100.00%   $865,082
====================================================================================================================================

  The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed and adjustable interest rates.



                                               Residential   Commercial  Commercial
                                               Real Estate  Real Estate    Business  Consumer
                                                     Loans        Loans       Loans     Loans      Total
---------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Amounts due:
          Within one year                          $    52     $ 11,772    $315,582  $ 45,359  $  372,765
          After one year through five years          2,488       45,190     332,699   232,086     612,463
          Beyond five years                         93,009       78,390     124,512    81,746     377,657
---------------------------------------------------------------------------------------------------------
            Total                                  $95,549     $135,352    $772,793  $359,191  $1,362,885
=========================================================================================================

Amounts due after one year:
          Fixed                                    $48,697     $  3,553    $258,625  $313,832  $  624,707
=========================================================================================================
          Adjustable                               $46,800     $120,027    $198,586            $  365,413
=========================================================================================================

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

Origination, Securitization, and Sale of Loans

The following table shows the loans originated, securitized, sold, and repaid during the periods indicated.

                                                                                     Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                    1998         1997        1996
----------------------------------------------------------------------------------------------------------------------
                                                                                                (Dollars in Thousands)
Gross loans receivable at beginning of period                                    $1,213,256   $1,010,107   $  928,296
Mortgage loan originations:
          Conventional
            One- to four-family dwellings
            Fixed-rate                                                              173,596       89,916       52,445
            Adjustable-rate                                                           2,773        6,771       17,165
          Commercial real estate                                                     21,679       25,547       23,745
          FHA/VA                                                                      2,795        4,188        1,385
----------------------------------------------------------------------------------------------------------------------
              Total mortgage loans originated                                       200,843      126,422       94,740
----------------------------------------------------------------------------------------------------------------------

Commercial loan originations                                                        328,077      244,165      159,834

Consumer loan originations:
          Student loans                                                               3,033        3,151        3,535
          Personal direct loans                                                      31,607       30,234       20,529
          Personal indirect used auto loans                                          96,066       85,406       47,078
          Personal indirect new auto loans                                           26,737       29,655       22,592
          Personal indirect mobile home loans                                        18,634       22,867        8,862
          Personal indirect other loans                                               2,244        1,181        1,913
          Home improvement loans                                                         82           19        1,610
          Savings account loans                                                          39          231          168
          Business line of credit loans                                               2,998        1,149
          Overdraft checking                                                          2,137        2,552        3,199
          Debit card                                                                  4,094        2,822        1,086
          Equity lines of credit                                                     11,730       10,602        8,503
          Credit card                                                                17,525       15,721       13,169
----------------------------------------------------------------------------------------------------------------------
            Total consumer loans originated                                         216,926      205,590      132,244
----------------------------------------------------------------------------------------------------------------------
              Total loans originated                                                745,846      576,177      386,818
----------------------------------------------------------------------------------------------------------------------

Commercial loan-credit advances                                                     919,438      984,800    1,116,506
Principal repayments                                                              1,327,839    1,276,644    1,335,588
Loans securitized:
          FNMA-fixed                                                                 43,761        1,620       11,099
          FNMA-adjustable                                                                                      15,724
----------------------------------------------------------------------------------------------------------------------
            Total loans securitized                                                  43,761        1,620       26,823
----------------------------------------------------------------------------------------------------------------------
Loan sales:
          Student loans                                                               4,562        1,708       10,491
          Residential mortgages                                                     122,687       77,856       48,611
----------------------------------------------------------------------------------------------------------------------
            Total loan sales                                                        127,249       79,564       59,102
----------------------------------------------------------------------------------------------------------------------
              Net loan activity                                                     166,435      203,149       81,811
----------------------------------------------------------------------------------------------------------------------
Gross loans receivable and loans held for sale at end of period                   1,379,691    1,213,256    1,010,107
Loans held for sale                                                                 (16,806)      (7,459)      (1,567)
----------------------------------------------------------------------------------------------------------------------
Gross loans receivable at the end of the period                                   1,362,885    1,205,797    1,008,540
Allowance for possible credit losses                                                (22,168)     (19,207)     (17,054)
Net deferred (fees) costs                                                               186         (595)        (594)
----------------------------------------------------------------------------------------------------------------------
Net loans receivable at the end of period                                        $1,340,903   $1,185,995   $  990,892
======================================================================================================================


Commercial Lending

  The commercial loan portfolio has become a significant part of the Bank's asset base. As of December 31, 1998, commercial loans amounted to $772.8 million, or 56.7% of the Bank's total loans as compared with $654.2 million, or 54.3% as of December 31, 1997. Under New York law, the Bank generally may not lend to any one entity more than 15% of the Bank's capital stock, surplus, and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus, and undivided profits, provided that at least the amount of such loan between 15% and 25% of the Bank's capital stock, surplus, and undivided profits is collateralized. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 1998, 15 loan relationships had outstanding loans and commitments exceeding 10% of shareholders' equity. Also at December 31, 1998, there were 2 loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity. Each of these relationships have a well diversified source of repayment with adequate collateral, and each of the loans were approved by the Board Loan Committee as an exception to policy. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

  At December 31, 1998, there were $357.2 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $134,000. Management continues to emphasize commercial loan originations, which amounted to $244.2 million, or 42.4% of total loans originated in 1997 compared to $328.1 million, or 44.0% of total loans originated in 1998.

  The commercial loan portfolio is diversified by industry, type, and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 61% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 9.60% in 1998 and 9.79% in 1997. The Bank's average Prime Rate was 8.35% in 1998 and 8.44% in 1997. Commercial loans are made on both a collateralized and uncollateralized basis, and include collateralized lines of credit. Although most have shorter terms, the maximum term of a non-real estate collateralized commercial loan is ten years. The largest single extension of credit at December 31, 1998 was in the amount of $15.0 million and, as of that date, there was $1.9 million outstanding on that credit. As of December 31, 1998, the Bank had 19 other relationships with outstanding loans and relationships exceeding $9.8 million.

  In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll, and direct deposit to employees' accounts.

Consumer Lending

  The Bank engages in a variety of consumer lending activities. As of December 31, 1998, a total of $359.2 million of consumer loans was outstanding as compared to $299.3 million and $217.1 million at December 31, 1997 and 1996, respectively. As seen in the table on page 4, the majority of the consumer loans are comprised of $319.3 million in personal loans (which includes indirect loans and savings account loans), $24.5 million in home equity loans, and $12.2 million in credit and debit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral, and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy, and by adverse economic conditions.

  Of the $319.3 million in personal loans outstanding at December 31, 1998, $55.3 million represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff and $263.9 million represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, and automobile and other retail dealers. Of the indirect originations in 1998, $18.6 million or 13.0% financed mobile homes, and $2.2 million or 1.6% financed recreational vehicles. Mobile home loans are originated through service companies and are supported by recourse agreements against significant reserve account balances. All personal loans originated for the Bank are advanced at fixed interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

  The Bank began offering indirect financing through local auto dealerships in early 1986. The lending and support staff and data processing system have since been enhanced as the portfolio has grown. Given the past performance of the indirect loan portfolio and the opportunities for geographic and product diversification provided by growth in the indirect portfolio, the Bank began during 1992 and 1993, to place greater emphasis on the origination of indirect consumer loans. In 1998, the Bank originated $143.7 million of indirect consumer loan contracts compared with $139.1 million of such consumer loans in 1997.

  The remainder of the indirect consumer originations experienced during 1997 were the direct result of the Bank's earlier efforts to expand the geographic markets served by its auto dealership base. In particular, during 1992, the Bank expanded its market for indirect consumer lending into the Central New York Region, including the Syracuse metropolitan area.

  Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years, and are generally collateralized by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. During the fourth quarter of 1994, the Bank began offering home equity lines of credit with a term of 30 years. As of December 31, 1998, there were total home equity lines of credit available of $44.7 million with an outstanding balance of $24.5 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

  In 1993, the Bank introduced an adjustable-rate MasterCard program to complement its fixed-rate Visa credit card program. As of December 31, 1998, there were total credit card lines available of $36.4 million with an outstanding balance of $10.4 million as compared to $33.8 million and $10.2 million, respectively, at December 31, 1997.

  The significant growth in consumer lending, with its short-term characteristics, contributed to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

Residential Real Estate Lending

  The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 1998, $95.5 million, or 7.0% of the Bank's total loan portfolio consisted of residential mortgage loans. In 1998 and 1997, residential mortgage loan originations amounted to $179.2 million and $100.9 million, respectively, which represented approximately 24.0% and 17.5%, respectively, of the Bank's total loan originations.

  Mortgage activity in recent years has resulted in a substantial increase in the Bank's serviced mortgage loan portfolio. The serviced mortgage loan portfolio, a source of non-interest income, increased from $392.0 million at December 31, 1997 to $481.4 million at December 31, 1998. This increase in serviced loans from December 31, 1997 to December 31, 1998 was facilitated by an increase in the sales of residential mortgages from $77.9 million in 1997 to $122.7 million in 1998.

Commercial Real Estate Lending

  In 1996, the Bank continued to originate loans collateralized by income-producing commercial real estate, including multi-family (over four units) and commercial properties, such as apartment complexes, retail buildings, office buildings, and shopping centers. The Bank originated $21.7 million in commercial real estate loans in 1998 compared to $25.5 million in 1997 and $23.7 million in 1996. At December 31, 1998, the Bank had $135.4 million of commercial real estate loans outstanding, representing approximately 9.9% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans, with rates adjusting every one, three, or five years, represent 96.7% of the total commercial real estate loan portfolio at December 31, 1998.

  The commercial real estate loans offered by the Bank are being underwritten with terms of up to 25 years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 1998 was 9.19% and 9.13% in 1997. The largest single commercial real estate loan advanced during 1998 was $6.0 million.

Non-performing Loans and Other Real Estate Owned ("ORE")

  The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue, and other real estate owned held by the Bank at the dates indicated:

                                                                                         December 31,
                                                         1998      1997      1996      1995     1994
-------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Commercial loans:
 Non-accrual loans                                     $11,423   $10,542   $ 6,130   $ 8,032   $4,449
Consumer loans:
 Accruing loans 90 days overdue                            513       304       236        96      109
Residential real estate loans:
 Non-accrual loans                                       1,701     1,309     1,556     1,920    1,037
Commercial real estate loans:
 Non-accrual loans                                         276       821     4,295     2,764    2,286
-------------------------------------------------------------------------------------------------------
  Total non-performing loans and
   accruing loans 90 days overdue                      $13,913   $12,976   $12,217   $12,812   $7,881
=======================================================================================================
Total non-performing loans to total loans                 1.02%     1.08%     1.21%     1.38%    0.91%
=======================================================================================================
Total real estate acquired in settlement of loans
 at lower of cost or fair value                        $ 2,122   $ 2,784   $ 1,393   $ 2,468   $3,234
=======================================================================================================
Total non-performing loans and real estate acquired
 in settlement of loans at net
 realizable value to total assets                         0.86%     1.01%     1.00%     1.23%    0.96%
=======================================================================================================

  During 1998, 1997, 1996, 1995, and 1994, approximately $697,000, $728,000,
$808,000, $986,000 and $405,000 of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

  During 1998, 1997, 1996, 1995, and 1994, $466,000, $598,000, $276,000,
$241,000 and $365,000 respectively, of interest income on non-accrual loans was recognized during the periods as loans were paid to a current status or paid in full.

  The Company has no troubled debt restructuring except as included in non-accruing commercial loans. Total non-performing loans and other real estate owned increased to $16.0 million, or 0.86% of total assets at December 31, 1998, compared to $15.8 million, or 1.01% of total assets at December 31, 1997.

  At December 31, 1997, 28 non-performing residential real estate loans totaled $1.3 million. At December 31, 1998, non-performing residential real estate loans totaled $1.7 million and included 36 loans. Loan loss reserves have been established that are deemed adequate by management.

  At December 31, 1997, non-performing commercial real estate loans decreased to $0.8 million and consisted of 3 loans ranging in size from $78,000 to $594,000. At December 31, 1998, non-performing commercial real estate loans totaled $276,000, and included 2 loans ranging in size from $84,000 to $192,000.

  At December 31, 1997, non-performing commercial loans increased to $10.5 million and consisted of 35 individual loans ranging in size from $5,000 to $1.3 million. Non-performing commercial loans at December 31, 1998 totaled $11.4 million and included 62 individual loans ranging in size from $2,000 to $1.2 million. These loans and all other non-performing loans have been internally risk-rated.

  The Bank's non-accrual loans increased from $13.0 million at December 31, 1997 to $13.9 million at December 31, 1998. At December 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 totaled $12.0 million with a valuation allowance aggregating $4.3 million. For the twelve months ended December 31, 1997, the average recorded investment in impaired loans was approximately $8.9 million. The Company recognized, on a cash basis, $272,000 of interest on impaired loans during the portion of the year they were impaired. At December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $10.6 million with a valuation allowance aggregating $4.1 million. For the twelve months ended December 31, 1998, the average recorded investment in impaired loans was approximately $9.0 million. The Company recognized, on a cash basis, $256,000 of interest on impaired loans during the portion of the year they were impaired.

  At December 31, 1997, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $2.8 million, which consisted of 10 single-family residential properties with a book value totaling $474,000 and 9 commercial real estate properties with a book value totaling $2.3 million. At December 31, 1998, ORE totaled $2.1 million and consisted of 3 single-family residential properties with a book value totaling $77,000 and 8 local commercial real estate properties with a book value totaling $2.0 million.

  During 1998, 17 single-family residential properties with a book value totaling $0.6 million were sold. During 1998, 3 single-family residential properties with a book value of $77,000 were added to the ORE portfolio.

  During 1998, 5 commercial real estate properties with a book value of $1.2 million were sold, and 9 local commercial real estate properties with a book value totaling $1.3 million were charged off, and 6 commercial real estate properties valued at $0.8 million were partially charged off. During 1998, 5 commercial real estate properties with a book value totaling $1.1 million were added to the portfolio. Due to declining commercial real estate values, 6 commercial real estate ORE properties were reduced by $0.6 million and charged to other real estate expenses. All real estate carried in the Company's ORE portfolio are supported by recent independent appraisals.

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

  During 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under this standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for possible credit losses during the periods indicated. Management considers the allowance for possible credit losses (reserves) of $22.2 million at December 31, 1998 adequate to cover potential credit losses.


                                                              Years Ended December 31,
------------------------------------------------------------------------------------------------------
                                                 1998         1997        1996       1995       1994
------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)

Average total loans outstanding               $1,296,482   $1,103,563   $970,060   $914,988   $828,739
======================================================================================================

Allowance at beginning of period              $   19,207   $   17,054   $ 14,065   $ 13,354   $ 12,756

Charge-offs:
          Commercial loans                         6,262        5,178      5,800      3,944      3,104
          Consumer loans                           3,126        2,137      1,714      1,123        850
          Residential real estate loans              147           83        116         81         54
          Commercial real estate loans               988        2,480      1,184      2,185        306
------------------------------------------------------------------------------------------------------
            Total loans charged-off               10,523        9,878      8,814      7,333      4,314
------------------------------------------------------------------------------------------------------
Recoveries:
          Commercial loans                           418          852      1,114        311        830
          Consumer loans                             764          572        550        358        344
          Residential real estate loans                9                      12         18
          Commercial real estate loans                36          293        156         24         21
------------------------------------------------------------------------------------------------------
            Total recoveries                       1,227        1,717      1,832        711      1,195
------------------------------------------------------------------------------------------------------
Net charge-offs                                    9,296        8,161      6,982      6,622      3,119
------------------------------------------------------------------------------------------------------
Provision for credit losses charged to
          operating expenses                      12,257       10,314      9,971      7,333      3,717
------------------------------------------------------------------------------------------------------
 Allowance at end of period                   $   22,168   $   19,207   $ 17,054   $ 14,065   $ 13,354
======================================================================================================

Ratio of net charge-offs to:
          Average total loans outstanding           0.72%        0.74%      0.72%      0.72%      0.38%
Ratio of allowance to:
          Non-performing loans                    159.33%      148.02%    139.59%    109.78%    169.45%
          Year-end total loans outstanding          1.63%        1.59%      1.69%      1.52%      1.54%

  The provision for credit losses was $12.3 million in 1998 and $10.3 million in 1997. The allowance for possible credit losses increased to $22.2 million, or 1.63% of total loans at December 31, 1998, from $19.2 million, or 1.59% at year-end 1997 to reflect the continued growth in the commercial and consumer loan portfolios relative to other loan assets. Net charge-offs in 1998 amounted to $9.3 million, or 0.72% of average total loans outstanding, compared with $8.2 million, or 0.74% in 1997. Non-performing loans at December 31, 1998 were $13.9 million, or 1.02% of total loans outstanding, up from $13.0 million, or 1.08% at December 31, 1997.

  The following table indicates the allowance for possible credit losses by the following categories of loans for the following periods:

                                                                                                   Years Ended December 31,
                                     1998              1997               1996               1995              1994
                              Amount     %(1)    Amount    %(1)    Amount     %(1)    Amount     %(1)   Amount      %(1)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Dollars in Thousands)
Real Estate:
 Commercial                  $ 2,100     9.93%  $ 3,130    11.65%  $ 2,915    14.18%  $ 1,700    14.53%  $ 1,460    15.89%
 Residential                     175     7.01       175     9.27       175    11.07       175    14.71       175    16.17
Commercial                    16,111    56.70    13,662    54.26    12,584    53.23    10,890    49.13    10,419    44.72
Consumer                       3,782    26.36     2,240    24.82     1,380    21.52     1,300    21.63     1,300    23.22
--------------------------------------------------------------------------------------------------------------------------
                             $22,168   100.00%  $19,207   100.00%  $17,054   100.00%  $14,065   100.00%  $13,354   100.00%
==========================================================================================================================

(1) Percent of loans in each category to total loans at the dates indicated.

INVESTMENT ACTIVITIES

  As of December 31, 1998, the Bank's investment securities portfolio of $407.2 million constituted 21.9% of its total assets. Such securities consist of United States Government agency securities, mortgage-backed securities, collateralized mortgage obligations ("CMO"), obligations of state and local governments, and corporate debt and equity securities.

  Collateralized mortgage obligations consist of pools of mortgages divided into classes (or "tranches"). Principal amortization and prepayments directed in a predetermined order, as received, into each class until it is paid off. The vast majority of CMOs purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank owns and occasionally buys private issuer CMOs. The Bank purchases mostly senior tranches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. The bank performs tests on CMOs, at the time of purchase, to determine that the issues being considered for purchase fall within the risk parameters established by the Bank's investment policy.

  The Bank also purchases and sells mortgage participation certificates that consist primarily of certificates issued by FNMA and the FHLMC. The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 1998, the Bank's gross mortgage-backed securities portfolio of $168.5 million included $110.3 million of CMOs, $10.2 million in GNMA securities, and $47.2 million in participation certificates.

  There also is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans at any time. This option can affect the returns the Bank hopes to earn by investing in these securities. When interest rates fall as they did during 1997 and 1998, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities and thereby adversely limiting the return the Bank can earn.

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

  The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated. (Also, see Note 2 of the Consolidated Financial Statements included in the 1998 Annual Report to Shareholders):

                                                                                  December 31,
                                            1998        1997       1996       1995       1994
------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Collateralized mortgage obligations       $110,301    $ 57,988   $108,780   $ 85,344   $ 84,351
GNMA securities                             10,228       1,204      1,495      1,886      2,512
Participation certificates                  47,179      21,962     48,989     56,469     63,049
------------------------------------------------------------------------------------------------
                                           167,708      81,154    159,264    143,699    149,912
------------------------------------------------------------------------------------------------
Net (discounts) and premiums                   486        (253)        47       (383)      (159)
Unrealized appreciation (depreciation)         340      (1,292)      (523)       662     (6,576)
------------------------------------------------------------------------------------------------
                                          $168,534(1) $ 79,609   $158,788   $143,978   $143,177
================================================================================================

(1) The book value of mortgage-backed securities at December 31, 1998 include approximately $143.7 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

  The U.S. Government Obligations in the Bank's investment portfolio consist primarily of securities callable by the issuing agencies. The calls range from immediately callable out to four years. The call features limit the appreciation potential of the securities as the possibility of them being called on the call date rises as interest rates decline.

The following table shows the Bank's activity in mortgage-backed securities during the years indicated:

                                                                             December 31,
                                                             1998      1997       1996
-----------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage-backed securities at beginning of year (gross)    $ 81,154  $159,264   $143,699
 Purchases:
  GNMA securities                                             9,989
  Collateralized mortgage obligations                       119,220    29,184     78,900
  Participation certificates                                  1,621                1,100
-----------------------------------------------------------------------------------------
   Total purchases                                          130,830    29,184     80,000
-----------------------------------------------------------------------------------------
 Securitizations:
  Participation certificates                                 43,761     1,620     26,823
 Sales:
  GNMA securities                                               697
  Collateralized mortgage obligations                        46,831    66,338     39,974
  Participation certificates                                 15,388    19,867     26,837
-----------------------------------------------------------------------------------------
   Total sales                                               62,916    86,205     66,811
-----------------------------------------------------------------------------------------
 Principal repayments:
  GNMA securities                                               268       291        391
  Collateralized mortgage obligations                        20,076    13,638     15,490
  Participation certificates                                  4,777     8,780      8,566
-----------------------------------------------------------------------------------------
   Total principal repayments                                25,121    22,709     24,447
-----------------------------------------------------------------------------------------
   Net change in principal                                   86,554   (78,110)    15,565
-----------------------------------------------------------------------------------------
Mortgage-backed securities at end of year (gross)           167,708    81,154    159,264
-----------------------------------------------------------------------------------------
  Net (discounts) and premiums                                  486      (253)        47
  Unrealized appreciation (depreciation)                        340    (1,292)      (523)
-----------------------------------------------------------------------------------------
   Net mortgage-backed securities at end of year           $168,534  $ 79,609   $158,788
=========================================================================================

  The primary reason for the increase in the outstanding balances of collateralized mortgage obligations and participation certificates is restructuring of the investment portfolio. The tranches that have been purchased are intended to provide greater prepayment protection and yield.

  The following table sets forth the Bank's investment portfolio at carrying value at the dates indicated:

                                               1998      1997      1996
--------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Bond investments:
 U.S. Government obligations                 $203,526  $174,593  $ 91,014
 Municipal obligations                         16,707     9,680    18,959
 Corporate obligations                                    5,025     1,997
 Other                                          1,020       727       597
--------------------------------------------------------------------------
  Total bond investments                      221,253   190,025   112,567
--------------------------------------------------------------------------
Stock investments:
 Marketable equity securities                      22        22         3
 Preferred sinking fund stocks                    591       591     2,591
 Other securities                              16,326    14,708    14,698
--------------------------------------------------------------------------
  Total stock investments                      16,939    15,321    17,292
--------------------------------------------------------------------------
Total investment securities at book value     238,192   205,346   129,859
--------------------------------------------------------------------------
Unrealized appreciation (depreciation)            439        34      (981)
--------------------------------------------------------------------------
  Total investment securities                $238,631  $205,380  $128,878
==========================================================================


  The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 1998. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.

                                                                                           Maturing After Five Years
                                          After One Year Through Five Years                    Through Ten Years
--------------------------------------------------------------------------------------------------------------------------
                                   In one            Fixed            Variable              Fixed             Variable
                                    Year            Interest
                                  or less
--------------------------------------------------------------------------------------------------------------------------
                             Amount      Rate   Amount     Rate     Amount    Rate    Amount       Rate    Amount    Rate
                                                                                                  (Dollars in Thousands)
Investment securities
 U.S. Treasury and U.S.
  government agencies
  and corporations            $1,096    4.91%   $36,357    6.21%    $    -     ---%  $147,367      6.79%  $     -     ---%
 Obligations of states and
  political subdivisions       3,954    3.94      1,857    4.77                         8,583      4.95
Corporate bonds:
 Domestic                        271    3.90         17    8.00
Corporate stocks
Other securities
--------------------------------------------------------------------------------------------------------------------------
 Total net investments
   and other securities       $5,321    4.14%   $38,231    6.14%    $    -     ---%  $155,950      6.69%  $     -     ---%
==========================================================================================================================


                                                After Ten Years                     Total
-------------------------------------------------------------------------------------------------
                                             Fixed            Variable

-------------------------------------------------------------------------------------------------
                                          Amount   Rate      Amount   Rate       Amount   Rate
                                                        (Dollars in Thousands)

Investment securities
 U.S. Treasury and U.S.
  government agencies
  and corporations                       $18,706    4.56%    $   ---     ---%  $203,526  6.47%
 Obligations of states and
  political subdivisions                   2,313    6.59                         16,707  4.92
Corporate bonds:
 Domestic                                    732    7.43                          1,020  6.50
Corporate stocks                             613    6.14                            613  6.14
Other securities                          16,326    6.83                         16,326  6.83
-------------------------------------------------------------------------------------------------
 Total net investments
   and other securities                  $38,690    5.72%    $     -     ---%  $238,192  6.39%
=================================================================================================

DEPOSITS

  At December 31, 1998, the Bank had $1,472.7 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, term accounts and pension accounts for both individuals and small businesses. Of these deposit instruments, $891.2 million, or 60.52% of all deposits consisted of term accounts, $274.9 million, or 18.7% consisted of money market deposit accounts, $136.3 million, or 9.25% consisted of passbook, escrow, and statement savings accounts, $81.9 million, or 5.57% consisted of NOW accounts and $88.4 million, or 6.00% consisted of commercial checking accounts.

  In the second half of 1997, the Company established a money desk to attract larger wholesale deposits primarily from institutional investors. This attracted $199.1 million as of December 31, 1998.

  At December 31, 1998, brokered deposits totaled $97.8 million with original maturities of one to five years. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

  Since 1979, the Bank has offered electronic delivery systems. Since such date, the Bank's ATM network (MachineTeller(R)) and point-of-sale network (StoreTeller(R)) have processed over 19.5 million transactions for the Bank's depositors.

  Deposit accounts in the Bank are insured to the maximum permissible amounts by the BIF, as administered by the FDIC. Accordingly, the Bank is subject to rules, regulations and examinations of the FDIC.

  The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:

                                                                                                           December 31,
------------------------------------------------------------------------------------------------------------------------
                                   1998                            1997                            1996
                                                Average                         Average                         Average
                                               Interest                        Interest                        Interest
                            Amount       %       Rate       Amount       %       Rate       Amount       %       Rate
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in Thousands)
Passbook and statement    $  133,491    9.06%      2.80%  $  132,007   10.65%      3.00%  $  132,732   11.87%      3.00%
NOW accounts                  81,967    5.57       1.43       67,250    5.43       1.53       61,326    5.49       1.53
Money market
 deposit accounts            274,861   18.66       4.36      263,345   21.25       4.76      249,322   22.30       4.43
Commercial checking
 accounts                     88,351    6.00                  76,159    6.14                  57,007    5.10
One to two year
 certificates (1)            214,256   14.55       5.48      193,208   15.59       5.69      161,528   14.45       5.29
Two to three year
 certificates (1)            134,939    9.16       5.75      143,680   11.59       5.93      125,342   11.21       6.04
Other certificates (1)       542,040   36.81       5.68      360,819   29.10       5.81      327,873   29.32       5.47
Escrow                         2,841    0.19       2.00        3,040    0.25       2.00        2,922    0.26       2.00
------------------------------------------------------------------------------------------------------------------------
 Total deposits at end
  of period               $1,472,746  100.00%      4.62%  $1,239,508  100.00%      4.68%  $1,118,052  100.00%      4.48%
========================================================================================================================

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

  The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 1997 and December 31, 1998, which mature during the periods indicated:

                                                                                                        Amounts at December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Maturing Within
                                                          December 31,            One            Two           Three
                                                      1997           1998         Year          Years          Years      Thereafter
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Dollars in Thousands)
Certificate accounts:
  2% to 3.99%                                           $  2,599     $  6,228     $  6,219        $      1                   $     8
  4% to 5.99%                                            592,493      811,536      677,948          96,983       $22,818      13,787
  6% to 7.99%                                            100,428       71,825       49,328          17,495         2,277       2,725
  8% to 9.99%                                              1,319        1,247          152             410           158         527
  10% to 11.99%                                              869          399          190                           209
------------------------------------------------------------------------------------------------------------------------------------
   Total certificate accounts                           $697,708     $891,235     $733,837        $114,889       $25,462     $17,047
====================================================================================================================================

 The following table sets forth deposit
  activity for the periods indicated:

                                                                   Years Ended December 31,
-------------------------------------------------------------------------------------------
                                                          1998         1997         1996
-------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Net increase before interest credited                   $169,250     $ 69,520     $ 64,263
Interest credited                                         63,988       51,936       47,324
-------------------------------------------------------------------------------------------
Net deposit increase                                    $233,238     $121,456     $111,587
===========================================================================================

  The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.

                                                                     Years Ended December 31,
----------------------------------------------------------------------------------------------
                                                            1998         1997         1996
----------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)

Deposits at beginning of period                          $1,239,508   $1,118,052   $1,006,465

Increase (decrease) in:
          Passbook accounts                                   1,484         (725)      (6,471)
          NOW accounts                                       14,717        5,924        1,586
          Money market deposit accounts                      11,516       14,023       25,965
          Commercial checking accounts                       12,192       19,152       11,511
          One to two year certificates                       21,048       31,680      (27,339)
          Two to three year certificates                     (8,741)      18,338       22,555
          Other certificates                                181,221       32,946       84,959
          Escrow                                               (199)         118       (1,179)
----------------------------------------------------------------------------------------------
Net increase (decrease) in deposits during the period       233,238      121,456      111,587
----------------------------------------------------------------------------------------------
Deposits at end of period                                $1,472,746   $1,239,508   $1,118,052
==============================================================================================


The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 1998, which mature during the periods indicated:

                                                 Amounts at December 31, 1998
                                               Maturing Within
                                                   Over     Over
                                                   Three   Six to
                     December 31,       Three     to Six   Twelve
                        1998            Months    Months   Months   Thereafter
------------------------------------------------------------------------------
                                                       (Dollars in Thousands)

2% to 3.99%            $  3,501         $    516  $ 2,985
4% to 5.99%             272,738          177,600   42,823  $36,350     $15,965
6% to 7.99%               9,231              872    3,736    2,134       2,489
10% to 11.99%               148                                            148
------------------------------------------------------------------------------
          Total        $285,618         $178,988  $49,544  $38,484     $18,602
==============================================================================


BORROWINGS

  The Bank has available a number of borrowing sources of funds. The Bank's principal borrowings are the securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of New York ("FHLB"). See Note 9 of Notes to Consolidated Financial Statements included in the 1998 Annual Report to Shareholders.

The following table sets forth the borrowings of the Bank's as of the dates indicated:

                                                                                              1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Dollars in Thousands)
Municipal option put securities                                                              $  1,893        $  1,893      $  1,999
Federal Home Loan Bank advances                                                               175,000         153,000       113,000
Mandatorily redeemable preferred securities                                                    30,000
Securities sold under repurchase agreements                                                  $ 36,866          23,751         5,503
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $243,759        $178,644      $120,502
===================================================================================================================================

Borrowings at December 31, 1998 have maturity dates as follows:
                                                                                              Weighted
                                                                                              Average Rate     Amount
---------------------------------------------------------------------------------------------------------------------
                                                                                               (Dollars in Thousands)
January 4, 1999                                                                                  4.75%       $ 75,000
January 4, 1999                                                                                  4.50          36,866
January 11, 1999                                                                                 5.63          30,000
September 11, 1999                                                                               7.33           1,893
FHLB obligations due - 2008                                                                      4.92          70,000
Mandatorily redeemable preferred securities - 2028                                               8.13          30,000
---------------------------------------------------------------------------------------------------------------------
                                                                                                 5.30%       $243,759
=====================================================================================================================

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:

                                                                                               1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Outstanding balance at end of year                                                           $143,759        $178,644      $120,502
Average interest rate                                                                            4.90%           6.13%         6.44%
Maximum outstanding at any month end                                                         $176,847        $225,972      $127,656
Average amount outstanding during year (1)                                                   $142,485        $177,392      $ 91,605
Average interest rate during year (1)                                                            5.46%           5.68%         5.62%

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

  The Bank provides full trust services to individuals, corporations, and non-profit organizations including executor of estates, trustee under wills, living trust agreements, custodian services, investment management services, and acts as trustee of qualified retirement plans. At December 31, 1998, the Bank managed $299.2 million in trust assets.

INVESTMENT IN SUBSIDIARIES

  At December 31, 1998, the Bank is the only banking subsidiary of the Company. BSB Bank & Trust has an investment, at cost, in four wholly-owned subsidiaries aggregating $298,000 at December 31, 1998. B-Save Corporation was incorporated in 1982 and performs investment management services for the Bank.

  On July 24, 1998, the Company formed a subsidiary business trust, BSB
Capital Trust I, L.L.C. (the "Trust"), for the purpose of issuing preferred securities which qualify as Tier I capital. Concurrent with its formation, the Trust issued $30,000,000 at par value of 8.125% preferred securities in an exempt offering. The preferred securities are non-voting, mandatorily redeemable in 2028, and guaranteed by the Company. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straightline basis. The net proceeds were used to fund commercial and consumer loan growth.

  BSB Credit was incorporated in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

  During 1996, the Bank formed a wholly-owned subsidiary, BSB Financial Services, Inc. This Company became the focal point for marketing brokerage services. Plans are currently under way to add new financial services to the Bank's product mix to better serve the non-traditional banking customer. BSB NEWPRO was incorporated in 1997 and acquires, holds, maintains, and disposes of property acquired through foreclosure for the Bank.

PERSONNEL

  As of December 31, 1998, the Company, on a consolidated basis, had 340 full-time and 99 part-time employees. The employees are not represented by any collective bargaining unit, and BSB Bank & Trust considers its relationship with its employees to be good.

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

 The Bank's deposits are insured to applicable limits by the BIF, as administered by the FDIC.

  As a bank holding company, the Company is required to maintain qualifying capital, half of which must be leverage or Tier 1 capital, equal to 8% of its risk-weighted assets and off-balance sheet items. In 1990, the Federal Reserve Board amended its capital regulation to establish a new minimum leverage ratio of 3% Tier 1 capital to total average assets for the highest rated bank holding companies with an additional cushion of approximately 100 to 200 basis points for all other bank holding companies. At December 31, 1998, the Bank met the requirements for a "well-capitalized" institution. At December 31, 1998, the Company's Tier 1 or leverage capital-to-average assets ratio, as defined in the risk-based capital regulation equaled 7.54% of average assets or $138.8 million, which exceeds the current minimum requirements for the Company by $83.6 million. At December 31, 1998, its total capital to risk-weighted assets ratio, calculated under the Federal Reserve Board risk-based capital requirement, was 10.58%, which exceeded the 8% minimum by $38.4 million. As an FDIC insured institution, the Bank is required to maintain specified levels of minimum capital, including: (i) core or Tier 1 capital in an amount not less than 3% of total assets (plus an additional cushion of at least 100 to 200 basis points for all but the most highly rated banks) and (ii) "risk-based" Capital (one-half of which must be core capital) not less than 8% of risk-weighted assets. At December 31, 1998, the Bank's ratio of total capital to total risk-weighted assets was approximately 10.58%, which exceeded the 8% minimum by $38.4 million.

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

ITEM 2.  PROPERTIES

  The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiary. BSB Bank & Trust conducts its business from its executive office and thirteen full-service offices located in Broome, Tioga, Chenango, Onondaga, and Chemung counties in the southern tier of Upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 1998:

Lease                                                                           Net Book
                                                          Owned   Expiration    Value at
                                                            or    Including   December 31,
Office                               Location             Leased   Options        1998
------------------------------------------------------------------------------------------
                                                                            (In Thousands)
Main Office               56-68 Exchange St., Binghamton  Owned       N/A           $1,118
Annex                     58 Exchange St., Binghamton     Owned       N/A            1,057
99 Hawley St.             99 Hawley St., Binghamton       Owned       N/A              352
92 Hawley St.             92 Hawley St., Binghamton       Owned       N/A              779
Endwell Office            540 Hooper Rd., Endwell         Owned       N/A              320
Vestal Plaza Office       Vestal Plaza, Vestal            Leased    11/09/11           139
Tioga County Office       Fifth Ave., Owego               Leased     3/08/13            67
Oakdale Mall Office       Reynolds Rd., Johnson City      Leased     7/31/15            31
Norwich Office            North Plaza, Norwich            Leased     7/21/15            57
Northgate Plaza Office    1250 Front St.,  Binghamton     Leased     4/30/17            91
West Side Office          273 Main St., Binghamton        Leased    10/31/12            31
Endicott Office           43 Washington Ave., Endicott    Owned       N/A              986
Eastside Office           160 Robinson St., Binghamton    Leased     8/01/21           496
Elmira Office             352 North Main St., Elmira      Owned       N/A              402
Elmira Heights Office     2075 Upper Lake Rd.             Leased     8/26/09            68
                          Elmira Heights
Syracuse Office           100 Clinton Square, Syracuse    Leased    10/31/01            10
BSB Mortgage Corp.        Valley Plaza, Johnson City      Leased     4/30/99             1

  BSB Bank & Trust also operates 36 ATMs (MachineTeller(R)), the most extensive system in its market area, which provides 24-hour banking services, and the Bank operates 15 proprietary bank service locations (StoreTeller(R)) situated in a large area supermarket chain. BSB Bank & Trust issued approximately 50,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

ITEM 3.   LEGAL PROCEEDINGS
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 37 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 portions of which are included herein as Exhibit 13 ("Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA
          The information required herein is incorporated by reference from the table captioned "Selected Financial and Other Data" on page 18 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 to 37 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1998 Annual Report to Shareholders and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements and supplementary data required is incorporated by reference from pages 38 to 61 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required herein is incorporated by reference from pages 2 to 8 of the Company's definitive Proxy Statement filed with the SEC on March 5, 1999 (the "Proxy Statement").

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

ITEM 13.  CERTAIN RELATIONSHIPS  AND RELATED TRANSACTIONS
          The information required herein is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:
                 Consolidated Statements of Condition at December 31, 1998 and 1997

                 Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1998

                 Consolidated Statements of Changes In Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1998

                 Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1998

                 Notes to Consolidated Financial Statements

                 Report of  Independent Auditors

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

10.1           Long-Term Incentive and Capital Accumulation Plan
               (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1998).

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

10.8 Amendment to Employment Contract, entered into as of December 29, 1997, by and among the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997).

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

10.19 Amendment to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, filed with the SEC on August 13, 1998).

          13              Annual Report to Shareholders for the Year Ended
                          December 31, 1998

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

By: /s/  Alex S. DePersis                                  Date: March 30, 1999
    -------------------------                                   ---------------
    Alex S. DePersis
    Director and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Rexford C. Decker
   ----------------------------------------
   Rexford C. Decker                              Date: March 30, 1999
   Senior Vice President and Chief Financial
   Officer (Principal Accounting Officer)

By: /s/ Ferris G. Akel
   ----------------------------------------
   Ferris G. Akel                                Date: March 30, 1999
   Director

By: /s/ Robert W. Allen
   ----------------------------------------
   Robert W. Allen                               Date: March 30, 1999
   Director

By: /s/ Diana J. Bendz
   ----------------------------------------
   Diana J. Bendz                                Date: March 30, 1999
   Director

By: /s/ William C. Craine
   ----------------------------------------
   William C. Craine                             Date: March 30, 1999
   Director

By: /s/ Alex S. DePersis
   ----------------------------------------
   Alex S. DePersis                              Date: March 30, 1999
   Director

By: /s/ Thomas F. Kelly
   ----------------------------------------
   Thomas F. Kelly, Ph.D.                        Date: March 30, 1999
   Director

By: /s/ Herbert R. Levine
   ----------------------------------------
   Herbert R. Levine                             Date: March 30, 1999
   Director

By: /s/ David A. Niermeyer
   ----------------------------------------
   David A. Niermeyer                            Date: March 30, 1999
   Director

By: /s/ Mark T. O'Neil, Jr.
   ----------------------------------------
   Mark T. O'Neil, Jr.                           Date: March 30, 1999
   Director

By: /s/ William H. Rincker
   ----------------------------------------
   William H. Rincker                            Date: March 30, 1999
   Director

By: /s/ Thomas L. Thorn
   ----------------------------------------
   Thomas L. Thorn                               Date: March 30, 1999
   Director

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

10.1           Long-Term Incentive and Capital Accumulation Plan
               (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1998).

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

10.8 Amendment to Employment Contract, entered into as of December 29, 1997, by and among the Company, the Bank and Alex S. DePersis (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997).

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

10.19 Amendment to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, filed with the SEC on August 13, 1998).

          13              Annual Report to Shareholders for the Year Ended
                          December 31, 1998

          21              List of the Company's Subsidiaries

          23              Consent of Independent Public Accountants

          27              Financial Data Schedule

   (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.