Form 10-Q
period 1999-03-31
BSB BANCORP INC
filed 1999-05-13
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended  March 31, 1999
                                               ------------------

                                       OR


    [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from           to
                                           ----------   -----------

                        Commission File Number:  O-17177
                                                 -------


                                BSB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     16-1327860
          -----------------------------                  ----------------------
         (State or other jurisdiction of                (I.R.S. Employer Number)
          incorporation or organization)

               58-68 Exchange Street, Binghamton, New York 13901
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (607) 779-2492
                                                           --------------

                                       n/a
                    ----------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes: [X]   No:[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 26, 1999:
8,671,866 shares of common stock, $0.01 par value.

                                 INDEX
                                 -----



PART I.  FINANCIAL INFORMATION                                                     PAGE
------------------------------                                                     ----

Item 1:  Financial Statements
------

           Consolidated Statements of Condition
           March 31, 1999 and December 31, 1998..............................         1

           Consolidated Statements of Income Three Months
           Ended March 31, 1999 and March 31, 1998...........................         2

           Consolidated Statements of Comprehensive Income Three
           Months Ended March 31, 1999 and
           March 31, 1998....................................................         3

           Consolidated Statements of Cash Flows Three Months
           Ended March 31, 1999 and March 31, 1998...........................         4

           Consolidated Statements of Changes in Shareholders' Equity Three
           Months Ended March 31, 1998 and March 31, 1999....................         5

           Notes to Consolidated Financial Statements........................       6-7


 Item 2: Management's Discussion and Analysis of
 ------
           Financial Condition and Results of Operations....................       8-18


 Item 3: Quantitative and Qualitative Disclosures About Market Risk.........         19
 ------


PART II.  OTHER INFORMATION
---------------------------


           Items 1-6  ......................................................      20-21

           Signature Page...................................................         22

Item 1:  Financial Statements


BSB BANCORP, INC.                                                  (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
---------------------------------------------------------------------------------------------------------------
                                                                             March 31,             December 31,
                                                                               1999                     1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                     $   43,721               $   36,630
Investment securities available for sale                                       378,044                  398,643
Investment securities held to maturity (market value $7,543
 and $8,768)                                                                     7,028                    8,522
Mortgages held for sale                                                          4,695                   16,806
Loans:
 Commercial                                                                    871,756                  772,793
 Consumer                                                                      372,900                  359,191
 Real estate                                                                   240,708                  230,901
---------------------------------------------------------------------------------------------------------------
           Total loans                                                       1,485,364                1,362,885
Less:    Net deferred costs                                                       (277)                    (186)
         Allowance for possible credit losses                                   23,185                   22,168
---------------------------------------------------------------------------------------------------------------
      Net loans                                                              1,462,456                1,340,903
Bank premises and equipment                                                     10,327                   10,101
Accrued interest receivable                                                     13,155                   14,818
Other real estate                                                                2,073                    2,122
Intangible assets                                                                1,524                    1,598
Other assets                                                                    26,031                   28,936
---------------------------------------------------------------------------------------------------------------
                                                                            $1,949,054               $1,859,079
===============================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                           $1,521,588               $1,472,746
Borrowings                                                                     246,781                  213,759
Other liabilities                                                               13,288                    7,583
Company obligated mandatorily redeemable preferred securities of subsidiary, Capital Trust I, holding solely junior subordinated
 debentures of the Company                                                      30,000                   30,000
Shareholders' Equity:
 Preferred Stock, par value $0.01 per share;
   authorized 2,500,000 shares; none issued
 Common Stock, par value $0.01 per share;
   authorized 30,000,000 shares; 11,274,703
   and 11,237,470 shares issued                                                    113                      112
 Additional paid-in capital                                                     30,445                   30,145
 Undivided profits                                                             137,174                  134,066
 Accumulated other comprehensive income                                           (549)                     454
 Treasury stock, at cost: 2,603,587 and 2,603,587 shares                       (29,786)                 (29,786)
---------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                  137,397                  134,991
---------------------------------------------------------------------------------------------------------------
                                                                            $1,949,054               $1,859,079
===============================================================================================================




The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.                                                  (In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31,
                                                                                       1999        1998
-------------------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                                                           $30,683   $28,391
 Interest on investment securities                                                      6,534     4,963
 Interest on mortgages held for sale                                                      295       175
-------------------------------------------------------------------------------------------------------
    Total interest income                                                              37,512    33,529
Interest expense:
 Interest on savings deposits                                                             843       934
 Interest on time accounts                                                             12,115    10,359
 Interest on money market deposit accounts                                              2,710     3,024
 Interest on NOW accounts                                                                 303       215
 Interest on borrowed funds                                                             2,652     2,714
 Interest on mandatorily redeemable securities of subsidiary                              624
-------------------------------------------------------------------------------------------------------
    Total interest expense                                                             19,247    17,246
-------------------------------------------------------------------------------------------------------
Net interest income                                                                    18,265    16,283
Provision for credit losses                                                             3,236     2,785
-------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                  15,029    13,498
Losses on sale of securities                                                             (396)     (144)
Losses on sale of loans                                                                   (44)     (247)
Non-interest income:
 Service charges on deposit accounts                                                       689       609
 Credit card fees                                                                         279       241
 Mortgage servicing fees                                                                  343       279
 Fees and commissions-brokerage services                                                  148        83
 Trust fees                                                                               251       230
 Other charges, commissions, and fees                                                     498       268
-------------------------------------------------------------------------------------------------------
    Total non-interest income                                                           2,208     1,710
-------------------------------------------------------------------------------------------------------
Non-interest expense:
 Salaries, pensions, and other employee benefits                                        4,017     3,676
 Building occupancy                                                                       741       680
 Dealer commission expense                                                                238       225
 Computer service fees                                                                    334       257
 Services                                                                               1,068       745
 FDIC insurance                                                                            50        39
 Goodwill                                                                                  74        74
 Interchange fees                                                                         212       168
 Other real estate                                                                         17        20
 Other expenses                                                                         1,544     1,499
-------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                            8,295     7,383
-------------------------------------------------------------------------------------------------------
Income before income taxes                                                              8,502     7,434
Provision for income taxes                                                              3,226     2,925
-------------------------------------------------------------------------------------------------------
NET INCOME                                                                            $ 5,276   $ 4,509
=======================================================================================================
Earnings per share:
 Basic                                                                                $  0.61   $  0.53
 Diluted                                                                              $  0.60   $  0.51

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.                                                                (In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                                               1999        1998
-----------------------------------------------------------------------------------------------
Net income                                                                    $ 5,276   $ 4,509
 Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities,
   net of reclassification adjustment (Note 3)                                 (1,003)      170
-----------------------------------------------------------------------------------------------
Other comprehensive income                                                     (1,003)      170
-----------------------------------------------------------------------------------------------
Comprehensive income                                                          $ 4,273   $ 4,679
===============================================================================================



The accompanying notes are an integral part of the financial statements.


BSB BANCORP, INC.                                                                                        (In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended March 31,
                                                                                                   1999            1998
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                                   $   5,276       $   4,509
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                                  3,236           2,785
     Realized losses on available for sale investment securities                                    396             144
     Other  losses, net                                                                              31             237
     Depreciation and amortization                                                                  495             437
     Net amortization of premiums and discounts on investment securities                           (127)           (281)
     Net amortization (accretion) of premiums and discounts on loans                                (91)            164
     Sales of loans originated for sale                                                          23,889          13,109
     Net increase in loans originated for sale                                                  (12,532)        (19,947)
     Writedowns of other real estate                                                                 95             160
     Net change in other assets and liabilities                                                  10,991          (2,711)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                 31,659          (1,394)
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from calls of held to maturity investment securities                                    1,775             794
 Purchases of held to maturity investment securities                                               (312)         (1,572)
 Principal collected on held to maturity investment securities                                      136             344
 Proceeds from sales of available for sale investment securities                                 32,105          59,356
 Purchases of available for sale investment securities                                          (20,329)        (96,947)
 Principal collected on available for sale investment securities                                  6,729           9,845
 Net increase in longer-term loans                                                             (147,043)        (83,385)
 Proceeds from sales of loans                                                                    22,950           2,984
 Proceeds from sales of other real estate                                                            72             159
 Other                                                                                             (648)           (478)
-----------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                                   (104,565)       (108,900)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
 Net decrease in demand deposits, NOW accounts, savings
   accounts, and money market deposit accounts                                                  (13,111)         (1,645)
 Net increase in time deposits                                                                   61,953          86,129
 Net increase (decrease) in short-term borrowings                                                33,022          (1,991)
 Proceeds from long-term borrowings                                                                              35,000
 Proceeds from exercise of stock options                                                            301             410
 Dividends paid                                                                                  (2,168)         (1,889)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                 79,997         116,014
-----------------------------------------------------------------------------------------------------------------------
         Decrease in cash and cash equivalents                                                    7,091           5,720
Cash and cash equivalents at beginning of year                                                   36,630          36,066
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  43,721       $  41,786
=======================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest credited on deposits and paid on other borrowings                                 $  19,596       $  16,727
-----------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                               $     161       $     789
-----------------------------------------------------------------------------------------------------------------------
 Non-cash investing activity:
   Securitization of mortgage loans and transfers to other real estate                        $     105       $  11,644
-----------------------------------------------------------------------------------------------------------------------
   Unrealized appreciation (depreciation) in securities                                       $  (1,722)      $     292
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.                                                                    (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
Three Months Ended                                            Additional                                       Other
March 31,                                              Common  Paid-In  Undivided       Treasury       Comprehensive
 1998                                                   Stock  Capital    Profits          Stock              Income         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             $112  $29,215   $122,029       $(29,757)            $  (733)     $120,866

Comprehensive income:
  Net income                                                                4,509                                            4,509
  Other comprehensive income:
  Unrealized appreciation
   available for sale securities,
   net of reclassification
   amount (Note 3)                                                                                               170           170
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                        4,509                                170         4,679

Stock options exercised                                            410                                                         410
Cash dividend paid on common
  stock ($0.22 per share)                                                  (1,889)                                          (1,889)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                $112  $29,625   $124,649       $(29,757)            $  (563)     $124,066
==================================================================================================================================
1999
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             $112  $30,145   $134,066       $(29,786)            $   454      $134,991

Comprehensive income:
  Net income                                                                5,276                                            5,276
  Other comprehensive income:
  Unrealized appreciation in
   available for sale securities,
   net of reclassification
   amount (Note 3)                                                                                            (1,003)       (1,003)
----------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                      5,276                             (1,003)        4,273

Stock options exercised                                     1      300                                                         301
Cash dividend paid on common
  stock ($0.25 per share)                                                  (2,168)                                          (2,168)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                $113  $30,445   $137,174       $(29,786)            $  (549)     $137,397
==================================================================================================================================


The accompanying notes are an integral part of the financial statements.

BSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1998 data in the Consolidated Statements of Condition is derived from the audited consolidated financial statements included in the Company's 1998 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1998 Annual Report to Shareholders.
(2) Basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period.

       The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended March 31, 1999 and 1998.


     Quarters Ended March 31,      Net Income  Weighted Average Shares  Earnings Per Share
     -------------------------------------------------------------------------------------
     1999
     Basic earnings per share      $5,275,841                8,662,368               $0.61
     Effect of stock options                                   202,438
     -------------------------------------------------------------------------------------
     Diluted earnings per share    $5,275,841                8,864,806               $0.60
     =====================================================================================

     1998
     Basic earnings per share      $4,509,066                8,581,253               $0.53
     Effect of stock options                                   311,632
     -------------------------------------------------------------------------------------
     Diluted earnings per share    $4,509,066                8,892,885               $0.51
     =====================================================================================

(3) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income. The following reflects the components of "Other Comprehensive Income" on a before and net of tax basis:

     Quarters ended March 31,                                                          (In Thousands)
     ------------------------------------------------------------------------------------------------
                                                                                      Tax
                                                                  Before Tax    (Expense)  Net of Tax
                                                                    Amount     or Benefit      Amount
     ------------------------------------------------------------------------------------------------
     1999
     Unrealized gains on securities:
       Unrealized holding gains (losses) arising during period     $(1,326)       $ 554      $  (772)
       Less: Reclassification adjustment
          for losses realized in net income                           (396)         165         (231)
     ------------------------------------------------------------------------------------------------
       Net unrealized gains                                         (1,722)         719       (1,003)
     ------------------------------------------------------------------------------------------------
      Other comprehensive income                                   $(1,722)       $ 719      $(1,003)
     ================================================================================================

     1998
     Unrealized gains on securities:
       Unrealized holding gains (losses) arising during period       $ 436        $(182)     $   254
       Less: Reclassification adjustment
          for losses realized in net income                           (144)          60          (84)
     ------------------------------------------------------------------------------------------------
       Net unrealized gains                                            292         (122)         170
     ------------------------------------------------------------------------------------------------
     Other comprehensive income                                      $ 292        $(122)     $   170
     ================================================================================================

4. On July 24, 1998, the Company placed $30 million of 30-year 8.125% capital securities through BSB Capital Trust I (the "Trust"), a Delaware business trust. The Trust was formed by the Company solely to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company with a principal amount of $30 million and a maturity date of July 31, 2028. The junior subordinated debentures are the sole assets of the Trust. The net proceeds from the sale of the capital securities qualify as Tier I Capital for the Company.

5. On January 25, 1999, the Company entered into an agreement to acquire Skaneateles Bancorp, Inc., the holding company for Skaneateles Savings Bank, in a tax-free, stock-for-stock exchange. The Company expects to issue approximately 1.4 million shares of stock in exchange for the outstanding shares of Skaneateles Bancorp stock which is estimated to result in a .970 exchange ratio. The transaction is subject to regulatory and shareholder approval. Skaneateles Savings Bank operates nine banking offices in the Onondaga and Oswego Counties of New York State and had $276.1 million of assets and $19.1 million of shareholders' equity at December 31, 1998. Pending approval of the Skaneateles Savings Bank shareholders on June 24, 1999, this transaction is expected to be completed in the second or third quarter of 1999.

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $5.3 million, or diluted earnings per share of $0.60 for the quarter ended March 31, 1999, as compared to net income of $4.5 million, or diluted earnings per share of $0.51 for the quarter ended March 31, 1998.

  On April 26, 1999, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on June 10, 1999 to shareholders of record at the close of business on May 25, 1999.

Financial Condition
-------------------

  Total assets of the Company increased from $1,859.1 million at December 31, 1998 to $1,949.1 million at March 31, 1999. During the first three months of 1999, the Company originated $86.0 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $99.0 million from $772.8 million at December 31, 1998 to $871.8 million at March 31, 1999. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $359.2 million at December 31, 1998 to $372.9 million at March 31, 1999, and during this period, the Company originated $51.5 million in consumer loans. Real estate loans increased from $230.9 million at December 31, 1998 to $240.7 million at March 31, 1999. During the above mentioned period, the Company originated $55.4 million of real estate loans, of
which $46.9 million were sold.   Investment securities decreased from $407.2
million at December 31, 1998 to $385.1 million at March 31, 1999.

  Total deposits increased from $1,472.7 million at December 31, 1998 to $1,521.6 million at March 31, 1999. This growth came mainly from certificates of deposits originated through the money desk which was established in the second half of 1997. These funds grew to $260.2 million at March 31, 1999 from $199.1 million at December 31, 1998, and successfully provided the Bank with the funds needed for the growth in assets. Interest credited to depositors and interest paid on borrowings totaled $19.2 million during that three-month period, as compared to $17.2 million for the first quarter of 1998. The Company's borrowings increased from $213.8 million at December 31, 1998 to $246.8 million at March 31, 1999. Borrowings at March 31, 1999 consisted of $120.0 million of Federal Home Loan Bank advances and $86.9 million of a Federal Home Loan Bank line of credit. Of the remaining $39.9 million, $38.0 million are securities sold under agreement to repurchase. These borrowings are used to fund the Company's lending and investing activities.

  Shareholders' equity increased from $135.0 million to $137.4 million during the first three months of 1999. This increase is a result of earnings of $5.3 million, $301,000 of stock options exercised during the period, and a $1.0 million decrease in unrealized appreciation in securities available for sale. This increase in shareholders' equity was partially offset by cash dividends paid to shareholders of $2.2 million.

Results of Operations
---------------------

  The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by credit losses and provisions for future such losses, operating expenses, the level of other income, including gains or losses on sale of loans and securities, and other fees.

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

                                                                      Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------
                                                              1999                                 1998
------------------------------------------------------------------------------------------------------------------
                                              Average                     Yield/      Average              Yield/
                                              Balance       Interest      Rate        Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars In Thousands)
Interest-earning assets:
 Commercial loans                           $  794,221      $17,283        8.70%    $  657,407   $15,865     9.65%
 Consumer loans:
   Passbook                                        146            4       10.96            214         6    11.22
   Overdraft checking                              608           29       19.08            791        38    19.22
   Business line of credit                         916           25       10.92            942        23     9.77
   Credit cards                                  9,569          382       15.97          9,401       371    15.79
   Personal-direct                              55,275        1,394       10.09         47,469     1,206    10.16
   Personal-indirect-new auto                   51,403        1,088        8.47         48,098     1,024     8.52
   Personal-indirect-used auto                 156,640        3,728        9.52        115,628     2,647     9.16
   Personal-indirect-mobile homes               55,032        1,313        9.54         45,730     1,086     9.50
   Personal-indirect-other                       3,263           80        9.81          3,759        87     9.26
   Home equity line of credit                   24,632          519        8.43         25,229       578     9.16
   Checkcard reserve                             1,775          133       29.97          1,277        93    29.13
   Student                                       2,495           41        6.57          4,170        76     7.29
------------------------------------------------------------------------------------------------------------------
   Total consumer loans                        361,754        8,736        9.66        302,708     7,235     9.56
------------------------------------------------------------------------------------------------------------------
 Real estate loans:
   Residential-fixed                            50,646          901        7.12         51,399     1,003     7.81
   Commercial-fixed                              4,412          102        9.25          4,602       106     9.21
   Residential-adjustable                       46,323          860        7.43         61,408     1,156     7.53
   Commercial-adjustable                       129,059        2,801        8.68        130,343     3,026     9.29
------------------------------------------------------------------------------------------------------------------
   Total real estate loans                     230,440        4,664        8.10        247,752     5,291     8.54
------------------------------------------------------------------------------------------------------------------
 Investment securities                         399,063        6,534        6.55        298,385     4,963     6.65
 Mortgages held for sale                        13,884          295        8.50          9,397       175     7.45
------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets             1,799,362      $37,512        8.34%     1,515,649   $33,529     8.85%
------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                     91,596                                  82,973
------------------------------------------------------------------------------------------------------------------
   Total assets                             $1,890,958                              $1,598,622
==================================================================================================================

Interest-bearing
 liabilities:
 Deposits:
   Savings                                  $  131,642      $   843        2.56%    $  131,898   $   934     2.83%
   Money market                                275,136        2,710        3.94        267,806     3,024     4.52
   Certificates of deposit                     922,675       12,115        5.25        734,435    10,359     5.64
   NOW                                          78,808          303        1.54         62,403       215     1.38
   Commercial checking                          83,938                                  63,352
------------------------------------------------------------------------------------------------------------------
   Total deposits                            1,492,199       15,971        4.28      1,259,894    14,532     4.61
------------------------------------------------------------------------------------------------------------------
 Borrowings                                    219,905        2,652        4.82        193,742     2,714     5.60
 Mandatorily redeemable
   preferred securities                         30,000          624        8.32
------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities        1,742,104      $19,247        4.42%     1,453,636   $17,246     4.75%
------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                13,005                                  21,641
   Total liabilities                         1,755,109                               1,475,277
------------------------------------------------------------------------------------------------------------------
Shareholders' equity                           135,849                                 123,345
------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
   equity                                   $1,890,958                              $1,598,622
==================================================================================================================
Net interest income/net
 interest rate spread                                       $18,265        3.92%                 $16,283     4.10%
==================================================================================================================
Net earnings assets/net                                     $57,258        4.06%                 $62,013     4.30%
 interest rate margin
==================================================================================================================
Ratio of interest-earning
 assets to interest-bearing
       liabilities                                                         1.03X                             1.04X
==================================================================================================================

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                             Three Months Ended March 31,
                                                                    1999 Compared to 1998
                                                                      Increase (Decrease)
                                                                Volume      Rate      Net
-----------------------------------------------------------------------------------------
                                                                   (Dollars In Thousands)
Interest income on interest-earning assets:
 Commercial loans                                              $ 9,442   $(8,024)  $1,418
 Consumer loans                                                  1,425        76    1,501
 Real estate loans                                                (361)     (266)    (627)
 Investment securities                                           2,075      (504)   1,571
 Mortgages held for sale                                            93        27      120
-----------------------------------------------------------------------------------------
   Total                                                       $12,674   $(8,691)  $3,983
=========================================================================================

Interest expense on interest-bearing liabilities:
 Deposits and mortgage escrow funds                            $ 7,027   $(5,588)  $1,439
 Borrowings                                                      1,601    (1,039)     562
-----------------------------------------------------------------------------------------
   Total                                                         8,628    (6,627)   2,001
-----------------------------------------------------------------------------------------
Net interest income                                            $ 4,046   $(2,064)  $1,982
=========================================================================================

Interest Income
---------------

  The Company's interest income on interest-earning assets increased from $33.5 million for the three months ended March 31, 1998 to $37.5 million for the three months ended March 31, 1999. This increase in interest income was the result of an increase in the average balance of interest-earning assets from $1,515.6 million to $1,799.4 million for the three months ended March 31, 1998 and March 31, 1999, respectively. The average yield on interest-earning assets decreased from 8.85% to 8.34% for the three months ended March 31, 1998 and 1999, respectively. This was impacted by three decreases in the Company's Prime Rate of 25 basis points each during the 4th quarter of 1998.

  The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The average balance of commercial loans increased $136.8 million from the first quarter of 1998 to $794.2 million for the first quarter of 1999. The average yield on commercial loans decreased from 9.65% for the first quarter of 1998 to 8.70% for the first quarter of 1999. The Prime Rate was 8.50% for all of the first quarter of 1998 and fell to 7.75% during 1998, which was in effect for all of the first quarter of 1999. Despite this decline in rates, interest income on commercial loans rose to $17.3 million for the first quarter of 1999 from $15.9 million for the same period in 1998.

  Despite high levels of competition in the Company's lending markets, the average balance of consumer loans increased 19.5% to $361.8 million for the three-month period ended March 31, 1999 compared to $302.7 million for the three-month period ended March 31, 1998. This was accompanied by a rise in yield on these assets to 9.66% from 9.56% for the first quarter of 1998. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some
of the highest yielding assets for the Company.   This provided an increase in
interest income to $8.7 million from $7.2 millions in the first quarter of 1998.

  The average balance of real estate loans decreased $17.3 million to $230.4 million for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This period reflected a decrease in yield from 8.54% to 8.10%, and the reduced average balance resulted in a net decline of $627,000 in interest income from real estate loans to $4.7 million. Although residential mortgage loans reflect a steadily declining percentage of the Bank's total loan portfolio, the Bank continues to originate a significant amount of fixed-rate residential mortgage loans for sale in the secondary market, while retaining servicing rights for most of the sales in order to generate fee income.

  The average balance of investment securities increased from $298.4 million for the first quarter of 1998 to $399.1 million for the first quarter of 1999. Yields on investment securities decreased for this same period from 6.65% to 6.55%; the interest income on investment securities increased $1.6 million for the comparative quarters.

Interest Expense
----------------

  Total interest expense increased by $2.0 million for the quarter ended March 31, 1999 as compared to the same period in 1998. The average balance of all interest-bearing liabilities increased from $1,453.6 million for the quarter ended March 31, 1998 to $1,742.1 million for the quarter ended March 31, 1999. This increase accompanies a decrease in the average rate paid on all interest-bearing liabilities from 4.75% to 4.42% during the respective period. The average balance of deposits increased from $1,259.9 million during the three months ended March 31, 1998 to $1,492.2 million during the same period in 1999. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $14.5 million for the first quarter of 1998 to $16.0 million for the first quarter of 1999. Another component of the change in interest-bearing liabilities is the increase in average balance of borrowings from $193.7 million for the three months ended March 31, 1998 to $219.9 million for the three months ended March 31, 1999. This increase offset a decrease in the rate paid on borrowings from 5.60% to 4.82% during the three-month period as borrowing costs remained stable at $2.7 million for the three months ended March 31, 1999. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.

Provision for Credit Losses
---------------------------

  The provision for credit losses increased from $2.8 million to $3.2 million for the quarters ended March 31, 1998 and March 31, 1999, respectively. The allowance for possible credit losses increased to $23.2 million as of March 31, 1999, compared to $22.2 million as of December 31, 1998. The increase in provisions reflects, in part, the Bank maintaining an allowance to period ending loans at a level management, based on its experience, deems adequate to cover potential credit losses. See "Non-performing Loans and ORE". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

  Non-interest income increased 29.1% from $1.7 million to $2.2 million for the three months ended March 31, 1998 to March 31, 1999, respectively. The major factors attributing to this increase comparing first quarter of 1998 to the same quarter of 1999 were an increase of $230,000 in miscellaneous other charges, commissions, and fees, a $80,000 increase in service charges on deposit accounts, a $65,000 increase in fees and commissions on brokerage services, a $64,000 increase in mortgage servicing fees, $38,000 in credit card fees, and a $21,000 increase in trust fees. A non-recurring income item of $146,000 was also received during the quarter.

Gains (Losses) On Sale of Securities
------------------------------------

  Losses on sale of securities were $144,000 for the first quarter of 1998 and $396,000 for the three months ended March 31, 1999. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

  The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company securitized or sold $46.9 million and $27.2 million for the first quarter of 1999 and 1998, respectively. This resulted in losses of $44,000 and $247,000 for the same two periods, respectively.

Operating Expense
-----------------

  Non-interest expense increased from $7.4 million for the quarter ended March 31, 1998 to $8.3 million for the quarter ended March 31, 1999. Several factors contributed to this increase. Salaries, pensions, and other employee benefits rose $341,000 from the first quarter of 1998. Of this increase, $160,000 was attributed to increased costs associated with pension and health care benefits. As the volume of transactions rises due to growth in assets, such as credit card loans and with greater levels of deposits, such as brokered deposits, service expenses associated with these assets and liabilities also rise. This resulted in approximately a $56,000 increase in expense in the first quarter of 1999 compared to the same quarter in 1998. New customer services and products needed to manage these services contributed approximately $310,000 to the increase in services expense, with corresponding increases in the number of employees to handle the new services and expanded growth of the Bank.

Income Taxes
------------

  The income tax expense was $2.9 million and $3.2 million for the quarters ended March 31, 1998 and March 31, 1999, respectively. These increases were mainly due to increased levels of taxable income and changes in tax-exempt investment and loan portfolios.

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

                                                                        March 31,               December 31,
                                                                             1999                       1998
------------------------------------------------------------------------------------------------------------
                                                                                (Dollars In Thousands)
Commercial loans:
  Non-accrual loans                                                       $12,069                    $11,423
Consumer loans:
  Accruing loans 90 days overdue                                            1,208                        513
Residential real estate loans:
  Non-accrual loans                                                         1,759                      1,701
Commercial real estate loans:
  Non-accrual loans                                                           277                        276
------------------------------------------------------------------------------------------------------------
    Total non-performing loans and accruing loans 90 days overdue         $15,313                    $13,913
============================================================================================================
Total non-performing loans to total gross loans                              1.03%                      1.02%
Total real estate acquired in settlement of
  loans at lower of cost or fair value                                    $ 2,073                    $ 2,122
Total non-performing loans and real estate acquired in settlement
  of loans at fair value to total assets                                     0.89%                      0.86%

  Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, increased to $17.4 million, or 0.89% of total assets at March 31, 1999, compared to $16.0 million, or 0.86% of total assets at December 31, 1998.

  At December 31, 1998, 36 non-performing residential real estate loans totalled $1.7 million. At March 31, 1999, non-performing residential real estate loans totalled $1.8 million and included 34 loans.

  At December 31, 1998, non-performing commercial real estate loans totalled $276,000. At March 31, 1999, non-performing commercial real estate loans increased to $277,000 and consisted of two loans of $87,000 and $190,000.

  Non-performing commercial loans at December 31, 1998 totalled $11.4 million and included 62 individual loans ranging in size from $2,000 to $1.2 million. At March 31, 1999, non-performing commercial loans increased to $12.1 million and consisted of 63 individual loans ranging in size from $2,000 to $1.2 million.

  The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1998, the Company had $513,000 of loans 90 days or more past due on which it was accruing interest, as compared to $1.2 million at March 31, 1999.

  At March 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $12.1 million with a corresponding valuation allowance of $4.4 million.

  At December 31, 1998, ORE totalled $2.1 million, which consisted of three single-family residential properties with a book value totalling $77,000 and eight commercial real estate properties with a book value totalling $2.0 million. At March 31, 1999, ORE totalled $2.1 million, which consisted of five single-family residential properties totalling $169,000 and seven commercial real estate properties with a book value of $1.9 million. A sale of one of the commercial properties that is carried in ORE at $1.0 million is pending, but not consummated. If the transaction is to be carried out, minimal gain or loss is expected on the sale.

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

The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                                                         Three Months Ended
                                                                                                  March 31,
                                                                                      1999             1998
-----------------------------------------------------------------------------------------------------------
                                                                                     (Dollars In Thousands)
Average gross loans outstanding                                                   $1,408,942     $1,228,316
===========================================================================================================
Allowance at beginning of period                                                  $   22,168     $   19,207

Charge-offs:
    Commercial loans                                                                   1,394          1,510
    Consumer loans                                                                       798            884
    Residential real estate loans                                                        118             56
    Commercial real estate loans                                                         339             19
-----------------------------------------------------------------------------------------------------------
           Total loans charged-off                                                     2,649          2,469
Recoveries:
    Commercial loans                                                                     284            145
    Consumer loans                                                                       146            178
    Residential real estate loans
    Commercial real estate loans                                                                          8
-----------------------------------------------------------------------------------------------------------
           Total recoveries                                                              430            331
-----------------------------------------------------------------------------------------------------------
Net charge-offs                                                                        2,219          2,138
-----------------------------------------------------------------------------------------------------------
Provision for credit losses charged to operating expenses                              3,236          2,785
-----------------------------------------------------------------------------------------------------------
Allowance at end of period                                                           $23,185        $19,854
===========================================================================================================
Ratio of net charge-offs to:
    Average total loans outstanding (annualized)                                        0.63%          0.70%
Ratio of allowance to:
    Non-performing loans                                                              151.41%        146.71%
    Period-end total loans outstanding                                                  1.56%          1.56%

     Net charge-offs increased from $2.1 million for the first quarter of 1998 to $2.2 million for the same quarter in 1999. Management continues to take an aggressive approach to the charge-off of problem loans and continues to add to the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.


Sources of Funds

     Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,453.6 million for the three-month period ended March 31, 1998 to $1,742.1 million for the same period ended March 31, 1999, an increase of $288.5 million. The most significant increase in interest-bearing liabilities for the quarter ended March 31, 1998 compared to March 31, 1999, was an increase in the average balance of certificates of deposit of $188.3 million from the first quarter of 1998 to the first quarter of 1999 from $734.4 million to $922.7 million, respectively. To fund loan growth, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk have grown to an average balance of $238.1 million in the first quarter of 1999 from a $75.0 million average balance in the same quarter in 1998. Municipal deposits have grown from an average balance of $92.3 million for the first quarter of 1998 to $96.9 million for the first quarter of 1999. With the use of funds that normally carry somewhat higher rates, the overall cost of funds for all certificates of deposits declined from 5.64% to 5.25% from the first quarter of 1998 to the same period in 1999. Total borrowings increased from an average balance of $193.7 million to $219.9 million for the quarter ended March 31, 1998 to the same quarter ended March 31, 1999. With a decrease in the average rate paid on borrowings from 5.60% for the quarter ended March 31, 1998 to 4.82% for the same quarter in 1999 offset by the increase in average balance, interest expense on these borrowings remained stable at $2.7 million for the first quarter of 1998 and the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------

  A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. There were no material changes in the Company's liquidity or interest rate sensitivity since December 31, 1998.

  On July 24, 1998, the Company placed $30 million of 30-year 8.125% capital securities through BSB Capital Trust I (the "Trust"), a Delaware business. The Trust was formed by the Company to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company. The junior subordinated debentures, which have a principal amount of $30.0 million and a maturity date of July 31, 2028, are the sole assets of the Trust. The net proceeds from the sale of the capital securities qualify as Tier I Capital for the Company.

  The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At March 31, 1999, the total of approved loan commitments amounted to $129.3 million. Long-term borrowings of $70.0 million are scheduled to mature in 2008. Savings certificates, which are scheduled to mature during the next 12 months, totalled $818.4 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

  At March 31, 1999, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.54%, which exceeds the current requirements for the Company. At March 31, 1999, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.25%.

  The Company's book value per common share increased from $15.64 at December 31, 1998 to $15.85 at March 31, 1999.

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

  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

  The Company utilizes a number of computers and computer software (systems) in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. In 1995, the Company initiated a review of Year 2000 and its impact. With this review, a strategic plan to address the issues and maintain the technological standards of the hardware and software within the Company was incorporated. This plan was initiated and approved by senior officers within the Company and is revisited at least quarterly to ensure portions of the plan are completed as scheduled and progress is continuing with any problems being addressed. This plan included the following steps:

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

 . Renovation: Since 1995, the Company has formulated and completed two initiatives to maintain high quality data processing on an on-going basis. Year 2000 issues were addressed within the larger issue of maintaining the highest quality data processing available. In 1995, a Branch Automation Project was started and continued into 1996. In 1996, a Back Office Automation Project was completed. This provided the Company with Year 2000 compliant back office hardware and most software to address the concerns of both technology modernization and Year 2000 issues. In October 1998, the Company converted to M&I Data Services, which provides data service to all core processing and delivery systems. The M&I system is certified compliant by the Information Technology Association of America.

 . Validation: Testing of all hardware and software is being conducted on an independent Local Area Network that has been established at the Company solely for that purpose. All systems have been renovated and are Year 2000 operational including computer equipment and peripherals, internal data processing and information systems, vendor provided software, outsourced EDP solutions, business equipment, and physical systems. The Company and its vendors have tested all systems for Year 2000 readiness. In addition, the Company has upgraded its Business Recovery Plan and has developed a Year 2000 Contingency Plan.

 . Implementation: Saturday, January 1, 2000 will be treated as a data processing conversion. Contingency plans have been developed and much of the testing has been completed. The Bank has tested its capability to handle communication and power outages as well as auxiliary Bank software systems malfunctions. The testing has been successful with the remainder to be completed in 1999.

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

   Year 2000 compliance costs pertaining to internal staff incurred cumulatively through March 31, 1999 have been approximately $85,000. An additional $40,000 is expected in 1999 for these same costs. Direct capital expenditures have neared $70,000 thru 1998 with an additional $30,000 expected in 1999. These costs do not include normal ongoing costs for computer hardware (including ATM's) and software that have been incurred or would be replaced in the next year even without the presence of the Year 2000 Issue as these pertain to the ongoing programs for updating the Company's delivery infrastructure.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

  The stock of the Company is listed on The Nasdaq Stock Market under the symbol BSBN. As of March 31, 1999, the Company had 1,736 shareholders of record and 8,671,116 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                            Cash
                                                        Price Range    Dividends
--------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------
First Quarter                                          $36.00  $28.00      $0.22
Second Quarter                                          35.25   27.50       0.22
Third Quarter                                           32.75   25.63       0.22
Fourth Quarter                                          33.00   22.00       0.25

1999
--------------------------------------------------------------------------------
First Quarter                                          $32.68  $24.25      $0.25

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

Part II



Item 5 -  Other Information
          -----------------
                Not applicable

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
               (a) Exhibits
                        3 Amendment to the Bylaws of the Company, which are incorporated by reference herein from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1994.
                        10.1 Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan.
                        10.2 Junior Subordinated Indenture between BSB Bancorp, Inc. and Bankers Trust Company, dated as of July 24, 1998 (incorporated by reference herein from Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 25, 1998).
                        27 Financial Data Schedule

               (b) Not applicable

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BSB Bancorp, Inc.



Date:    May 13, 1999               By:   Alex S. DePersis
       ----------------------------     -----------------------------------
                                          ALEX S. DEPERSIS
                                          President
                                            and Chief Executive Officer



Date:    May 13, 1999               By:    Rexford C. Decker
       ----------------------------     -----------------------------------
                                           REXFORD C. DECKER
                                           Senior Vice President
                                             and Chief Financial Officer