Form 10-Q
period 1999-06-30
BSB BANCORP INC
filed 1999-08-13
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    ______

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999
                                                -------------

                                      OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to ___________


                       Commission File Number: O-17177
                                               -------


                               BSB Bancorp, Inc.
                             --------------------
            (Exact name of registrant as specified in its charter)

                Delaware                          16-1327860
           -------------------               ----------------------
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

                                      n/a
                    -------------------------------------
Former name, former address and former fiscal year, if changed since last report


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes: [X]   No: [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 2, 1999:
10,135,661 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION                                                                       PAGE
------------------------------                                                                      ----
 Item 1: Financial Statements
 ------

               Consolidated Statements of Condition
               June 30, 1999 and December 31, 1998........................................           1

               Consolidated Statements of Income Three Months and Six Months
               Ended June 30, 1999 and June 30, 1998......................................           2

               Consolidated Statements of Comprehensive Income Three and Six Months
               Months Ended June 30, 1999 and June 30, 1998...............................           3

               Consolidated Statements of Cash Flows Six Months
               Ended June 30, 1999 and June 30, 1998......................................           4

               Consolidated Statements of Changes in Shareholders' Equity Six
               Months Ended June 30, 1998 and June 30, 1999...............................           5

               Notes to Consolidated Financial Statements.................................         6-8

 Item 2: Management's Discussion and Analysis of
 ------
               Financial Condition and Results of Operations..............................        9-21

 Item 3: Quantitative and Qualitative Disclosures About Market Risk.......................          22
 ------

PART II. OTHER INFORMATION
--------------------------

               Items 1-6..................................................................       23-24

               Signature Page.............................................................          25

Item 1 - Financial Statements

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                            (Dollars In Thousands - Except Per Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
---------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,        December 31,
                                                                                                   1999                1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                    $     48,923        $     36,630
Investment securities available for sale                                                        382,238             398,643
Investment securities held to maturity (market value $7,935
    and $8,768)                                                                                   8,102               8,522
Mortgages held for sale                                                                           6,597              16,806
Loans:
    Commercial                                                                                  892,474             772,793
    Consumer                                                                                    400,628             359,191
    Real estate                                                                                 222,541             230,901
----------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                            1,515,643           1,362,885
Less:      Net deferred costs                                                                      (395)               (186)
           Allowance for possible credit losses                                                  23,998              22,168
----------------------------------------------------------------------------------------------------------------------------
             Net loans                                                                        1,492,040           1,340,903
Bank premises and equipment                                                                      10,874              10,101
Accrued interest receivable                                                                      12,903              14,818
Other real estate                                                                                   753               2,122
Intangible assets                                                                                 1,450               1,598
Other assets                                                                                     31,270              28,936
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $  1,995,150        $  1,859,079
============================================================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                                          $  1,561,136        $  1,472,746
Borrowings                                                                                      252,818             213,759
Other liabilities                                                                                15,110               7,583
Company obligated mandatorily redeemable preferred securities of subsidiary,
    Capital Trust I, holding solely junior subordinated
    debentures of the Company                                                                    30,000              30,000
Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
       authorized 2,500,000 shares; none issued
    Common Stock, par value $0.01 per share;
       authorized 30,000,000 shares; 11,291,394
       and 11,237,470 shares issued                                                                 113                 112
    Additional paid-in capital                                                                   30,651              30,145
    Undivided profits                                                                           140,406             134,066
    Accumulated other comprehensive income                                                       (5,223)                454
    Treasury stock, at cost: 2,606,532 shares and 2,603,587 shares                              (29,861)            (29,786)
---------------------------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                                               136,086             134,991
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $  1,995,150        $  1,859,079
============================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME                                               (Dollars In Thousands-Except Per Share Data)
---------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                 Six Months Ended
                                                                                  June 30,                         June 30,
                                                                         1999         1998              1999           1998
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                        $ 32,778      $30,381          $ 63,461        $58,772
   Interest on investment securities                                    5,824        5,649            12,358         10,612
   Interest on mortgages held for sale                                    214          363               509            538
----------------------------------------------------------------------------------------------------------------------------
     Total interest income                                             38,816       36,393            76,328         69,922
Interest expense:
   Interest on savings deposits                                           887          982             1,729          1,915
   Interest on time accounts                                           12,784       11,765            24,899         22,124
   Interest on money market deposit accounts                            2,774        3,094             5,485          6,118
   Interest on NOW accounts                                               317          230               620            445
   Interest on borrowed funds                                           2,511        2,766             5,163          5,480
   Interest on mandatorily redeemable preferred
     securities of subsidiary                                             616                          1,240
---------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                            19,889       18,837            39,136         36,082
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    18,927       17,556            37,192         33,840
Provision for credit losses                                             3,470        2,919             6,706          5,704
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                  15,457       14,637            30,486         28,136
Gains (Losses) on sale of securities                                      185         (359)             (211)          (503)
Losses on sale of loans                                                  (339)        (133)             (383)          (380)
Non-interest income:
   Service charges on deposit accounts                                    772          667             1,460          1,276
   Credit card fees                                                       384          315               664            555
   Mortgage servicing fees                                                322          294               665            573
   Fees and commissions-brokerage services                                176          167               324            250
   Trust fees                                                             293          242               544            473
   Other charges, commissions, and fees                                   391          313               888            581
---------------------------------------------------------------------------------------------------------------------------
     Total non-interest income                                          2,338        1,998             4,545          3,708
---------------------------------------------------------------------------------------------------------------------------
Operating expense:
   Salaries, pensions, and other employee benefits                      4,163        3,727             8,180          7,403
   Building occupancy                                                     753          690             1,494          1,370
   Dealer commission expense                                              306          389               544            614
   Computer service fees                                                  381          293               715            549
   Services                                                             1,257          768             2,325          1,514
   FDIC insurance                                                          46           43                96             82
   Goodwill                                                                74           74               148            148
   Interchange fees                                                       311          231               523            399
   Other real estate                                                     (100)          61               (84)            81
   Other expenses                                                       1,753        1,765             3,298          3,264
---------------------------------------------------------------------------------------------------------------------------
     Total operating expense                                            8,944        8,041            17,239         15,424
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              8,697        8,102            17,198         15,537
Provision for income taxes                                              3,294        3,098             6,519          6,023
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $  5,403      $ 5,004          $ 10,679        $ 9,514
===========================================================================================================================
Earnings per share:
    Basic                                                            $   0.62      $  0.58          $   1.23        $  1.11
    Diluted                                                          $   0.61      $  0.56          $   1.21        $  1.07

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                    (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended            Six Months Ended
                                                                                       June 30,                    June 30,
                                                                            1999           1998           1999         1998
---------------------------------------------------------------------------------------------------------------------------
Net income                                                               $ 5,403         $5,004        $10,679      $ 9,514

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
       net of reclassification adjustment (Note 3)                        (4,674)         1,024         (5,677)       1,194
---------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income                                            (4,674)         1,024         (5,677)       1,194
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     $   729         $6,028        $ 5,002      $10,708
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                    (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended June 30,
                                                                                                      1999             1998
---------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                                   $  10,679        $   9,514
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for credit losses                                                                  6,706            5,704
        Realized losses on available for sale investment securities                                    211              503
        Other losses, net                                                                              194              364
        Depreciation and amortization                                                                1,003              873
        Net amortization of premiums and discounts on investment securities                           (294)            (567)
        Net amortization (accretion) of premiums and discounts on loans                               (208)            (339)
        Sales of loans originated for sale                                                          35,468           28,057
        Net increase in loans originated for sale                                                  (26,214)         (44,245)
        Writedowns of other real estate                                                                416              475
        Net change in other assets and liabilities                                                  10,974           (3,833)
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                                 38,935           (3,494)
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                                    2,743            4,679
    Purchases of held to maturity investment securities                                             (2,442)          (2,446)
    Principal collected on held to maturity investment securities                                      381              592
    Proceeds from sales of available for sale investment securities                                 53,345           96,594
    Purchases of available for sale investment securities                                          (61,301)        (155,904)
    Principal collected on available for sale investment securities                                 14,639           15,414
    Net increase in longer-term loans                                                             (203,426)        (145,535)
    Proceeds from sales of loans                                                                    46,223           20,030
    Proceeds from sales of other real estate                                                         1,283              435
    Other                                                                                           (1,629)            (749)
---------------------------------------------------------------------------------------------------------------------------
          Net cash used by investing activities                                                   (150,184)        (166,890)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Net increase in demand deposits, NOW accounts, savings
      accounts, and money market deposit accounts                                                   20,652           19,234
    Net increase in time deposits                                                                   67,738          153,054
    Net increase (decrease) in short-term borrowings (90 days)                                      39,059          (18,457)
    Proceeds from long-term borrowings                                                                               50,000
    Proceeds from exercise of stock options                                                            507              490
    Purchases of treasury stock                                                                        (75)             (16)
    Dividends paid                                                                                  (4,339)          (3,782)
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                123,542          200,523
---------------------------------------------------------------------------------------------------------------------------
             Decrease in cash and cash equivalents                                                  12,293           30,139
Cash and cash equivalents at beginning of year                                                      36,630           36,066
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  48,923        $  66,205
===========================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest credited on deposits and paid on other borrowings                                 $  38,379        $  36,022
---------------------------------------------------------------------------------------------------------------------------
      Income taxes                                                                               $   7,821        $   7,434
---------------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
      Securitization of mortgage loans and transfers to other real estate                        $     141        $  38,166
---------------------------------------------------------------------------------------------------------------------------
      Unrealized (depreciation) appreciation in securities                                       $  (9,743)       $   2,050
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                           (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
Six Months Ended                                      Additional                                         Other
June 30,                                     Common      Paid-In       Undivided    Treasury     Comprehensive
1998                                          Stock      Capital         Profits       Stock            Income       Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    $112      $29,215        $122,029    $(29,757)        $   (733)    $120,866

Comprehensive income:
    Net income                                                              9,514                                     9,514
    Other comprehensive income:
    Unrealized appreciation in available
       for sale securities, net of reclass-
       ification amount (Note 3)                                                                         1,194        1,194
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                        9,514                        1,194       10,708

Stock options exercised                                       490                                                       490
Cash dividend paid on common
    stock ($0.44 per share)                                                (3,782)                                   (3,782)
Treasury stock purchased                                                                  (16)                          (16)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                        $112      $29,705        $127,761    $(29,773)        $    461     $128,266
===========================================================================================================================

Six Months Ended
June 30,
1999
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                    $112      $30,145        $134,066    $(29,786)        $    454     $134,991

Comprehensive income:
    Net income                                                             10,679                                    10,679
    Other comprehensive income:
    Unrealized appreciation in available
       for sale securities, net
       of reclassification amount (Note 3)                                                              (5,677)      (5,677)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                       10,679                       (5,677)       5,002

Stock options exercised                            1          506                                                       507
Cash dividend paid on common
    stock ($0.50 per share)                                                (4,339)                                   (4,339)
Treasury stock purchased                                                                  (75)                          (75)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                        $113      $30,651        $140,406    $(29,861)        $ (5,223)    $136,086
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

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

          The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended June 30, 1999 and 1998.


     Quarters ended June 30,                            Net Income        Weighted Average Shares        Earnings Per Share
     ----------------------------------------------------------------------------------------------------------------------
     1999
     Basic earnings per share                           $5,403,019                      8,677,853                     $0.62
     Effect of stock options                                                              157,582
     ----------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                         $5,403,019                      8,835,435                     $0.61
     ======================================================================================================================

     1998
     Basic earnings per share                           $5,004,532                      8,599,060                     $0.58
     Effect of stock options                                                              306,706
     ----------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                         $5,004,532                      8,905,766                     $0.56
     ======================================================================================================================

     Six Months Ended June 30,                          Net Income        Weighted Average Shares        Earnings Per Share
     ----------------------------------------------------------------------------------------------------------------------

     1999
     Basic earnings per share                          $10,678,860                      8,670,111                     $1.23
     Effect of stock options                                                              181,060
     ----------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                        $10,678,860                      8,851,171                     $1.21
     ======================================================================================================================

     1998
     Basic earnings per share                          $ 9,513,598                      8,590,157                     $1.11
     Effect of stock options                                                              295,676
     ----------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                        $ 9,513,598                      8,885,833                     $1.07
     ======================================================================================================================

(3) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income. The following reflects the components of "Other Comprehensive Income" on a before and net of tax basis:

                                                                              Before Tax     Tax (Expense)       Net of Tax
Quarters ended June 30,                                                           Amount        or Benefit           Amount
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 (In Thousands)
1999
Unrealized losses on securities:
    Unrealized holding losses arising during period                              $(8,206)          $ 3,424          $(4,782)
    Less: Reclassification adjustment for losses realized in net income              185               (77)             108
----------------------------------------------------------------------------------------------------------------------------
       Net unrealized losses                                                      (8,021)            3,347           (4,674)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $(8,021)          $ 3,347          $(4,674)
===========================================================================================================================

1998
Unrealized gains on securities:
    Unrealized holding gains arising during period                               $ 2,117           $  (884)         $ 1,233
    Less: Reclassification adjustment for losses realized in net income             (359)              150             (209)
---------------------------------------------------------------------------------------------------------------------------
       Net unrealized gains                                                        1,758              (734)           1,024
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $ 1,758           $  (734)         $ 1,024
============================================================================================================================

Six months ended June 30,
1999
Unrealized losses on securities:
    Unrealized holding losses arising during period                              $(9,532)          $ 3,978          $(5,554)
    Less: Reclassification adjustment for losses realized in net income             (211)               88             (123)
---------------------------------------------------------------------------------------------------------------------------
       Net unrealized losses                                                      (9,743)            4,066           (5,677)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $(9,743)          $ 4,066          $(5,677)
===========================================================================================================================

1998
Unrealized gains on securities:
    Unrealized holding gains arising during period                               $ 2,553           $(1,066)         $ 1,487
    Less: Reclassification adjustment for losses realized in net income             (503)              210             (293)
---------------------------------------------------------------------------------------------------------------------------
       Net unrealized gains                                                        2,050              (856)           1,194
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                       $ 2,050           $  (856)         $ 1,194
============================================================================================================================

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

5. On July 1, 1999, BSB Bancorp,, Inc. completed its acquisition of Skaneateles Bancorp, Inc.. The following information is provided to show operating results of Skaneateles Bancorp, Inc for the three and six months ended June 30, 1999 and 1998.

                                                                           Three months ended              Six months ended
                                                                                     June 30,                      June 30,
                                                                        1999             1998            1999          1998
     ----------------------------------------------------------------------------------------------------------------------
                                                                                        (In Thousands)
     Net interest income                                             $ 2,812           $2,674          $5,629        $5,182
     Non-interest income                                                 662              549           1,253         1,019
     Operating expense and loan loss provision                         3,880            2,572           6,897         5,013
     Taxes                                                               213              233             343           423
     ----------------------------------------------------------------------------------------------------------------------
        Net income                                                   $  (619)          $  418          $ (358)       $  765
     ======================================================================================================================

     Total assets of Skaneateles Bancorp, Inc. were $272.6 million and $266.7 million at June 30, 1999 and June 30, 1998. Shareholders' equity was $18.9 million and $18.3 million at June 30, 1999 and June 30, 1998.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     BSB Bancorp, Inc. (the "Company"), the bank holding company for BSB Bank & Trust Company (the "Bank"), earned net income of $5.4 million, or diluted earnings per share of $0.61 for the quarter ended June 30, 1999, as compared to net income of $5.0 million, or diluted earnings per share of $0.56 for the quarter ended June 30, 1998. Net income for the first six months of 1999 totalled $10.7 million, or diluted earnings per share of $1.21, compared to $9.5 million, or $1.07 per share for the first six months of 1998.

     On July 26, 1999, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on September 10, 1999 to shareholders of record at the close of business on August 24, 1999.

Financial Condition
-------------------

     Total assets of the Company increased from $1,859.1 million at December 31, 1998 to $1,995.2 million at June 30, 1999. During the first six months of 1999, the Company originated $159.6 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $119.7 million from $772.8 million at December 31, 1998 to $892.5 million at June 30, 1999. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $359.2 million at December 31, 1998 to $400.6 million at June 30, 1999, and during this period the Company originated $128.5 million in consumer loans. Real estate loans decreased from $230.9 million at December 31, 1998 to $222.5 million at June 30, 1999. During the above mentioned period, the Company originated $94.8 million of real estate loans, of which $82.1 million of residential real estate loans were sold. Investment securities decreased from $407.2 million at December 31, 1998 to $390.3 million at June 30, 1999.

     Total deposits increased from $1,472.7 million at December 31, 1998 to $1,561.1 million at June 30, 1999. This growth came mainly from certificates of deposits originated both through the money desk which was established during the second half of 1997 and through brokers. Money desk funds grew to $235.3 million at June 30, 1999 from $199.1 million at December 31, 1998. Brokered certificates of deposits grew from $97.8 million at December 31, 1998 to $154.3 million at June 30, 1999. These sources provided the Bank with funds needed for growth in assets. Interest credited to depositors and interest paid on borrowings totaled $39.1 million during that six-month period, as compared to $36.1 million for the first six months of 1998. The Company's borrowings increased from $213.8 million at December 31, 1998 to $252.8 million at June 30, 1999. Borrowings at June 30, 1999 consisted of $100.0 million of Federal Home Loan Bank advances and $91.0 million of a Federal Home Loan Bank line of credit. Of the remaining $61.8 million, $59.9 million are securities sold under agreement to repurchase. These borrowings are used to fund the Company's lending activities.

     Shareholders' equity increased from $135.0 million to $136.1 million during the first six months of 1999. This increase is a result of earnings of $10.7 million, $507,000 of stock options exercised during the period, and a $5.7 million decrease in unrealized appreciation in securities available for sale. This increase in shareholders' equity was partially offset by cash dividends paid to shareholders of $4.3 million.

Results of Operations
---------------------

     The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by credit losses and provisions for such future losses, operating expenses, the level of other income, including gains or losses on sale of loans and securities, and other fees.

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

                                                                                      Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                      1999                                1998
                                                       Average                   Yield/    Average                  Yield/
                                                       Balance      Interest      Rate     Balance      Interest     Rate
---------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                                   $  861,965     $18,936       8.79%   $  710,511    $17,521      9.86%
   Consumer loans:
      Passbook                                               129           3       9.30           187          5     10.70
      Overdraft checking                                     554          29      20.94           743         36     19.38
      Business line of credit                              1,146          31      10.82           918         24     10.46
      Credit cards                                         9,316         379      16.27         9,558        385     16.11
      Personal-direct                                     56,991       1,403       9.85        50,585      1,291     10.21
      Personal-indirect-new auto                          54,809       1,134       8.28        48,123      1,047      8.70
      Personal-indirect-used auto                        171,349       4,034       9.42       130,832      3,121      9.54
      Personal-indirect-mobile homes                      58,300       1,515      10.39        47,858      1,149      9.60
      Personal-indirect-other                              3,203          79       9.87         3,747         91      9.71
      Home equity line of credit                          24,208         487       8.05        25,090        574      9.15
      Checkcard reserve                                    1,753         166      37.88         1,360        112     32.94
      Student                                              2,751         (20)     (2.91)        3,860         17      1.76
---------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                            384,509       9,240       9.61       322,861      7,852      9.73
---------------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                                   51,131         893       6.99        61,244      1,033      6.75
      Commercial-fixed                                     4,417         103       9.33         4,555        105      9.22
      Residential-adjustable                              43,915         809       7.37        55,310      1,067      7.72
      Commercial-adjustable                              127,794       2,797       8.75       120,410      2,803      9.31
---------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                         227,257       4,602       8.10       241,519      5,008      8.29
---------------------------------------------------------------------------------------------------------------------------
   Investment securities                                 392,348       5,824       5.94       338,165      5,649      6.68
   Mortgages held for sale                                 6,483         214      13.20        19,933        363      7.28
---------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                 1,872,562     $38,816       8.29%    1,632,989    $36,393      8.91%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                              102,206                               90,452
---------------------------------------------------------------------------------------------------------------------------
Total assets                                          $1,974,768                           $1,723,441
===========================================================================================================================

Interest-bearing liabilities:
   Deposits:
      Savings                                         $  138,369     $   887       2.56%   $  138,794    $   982      2.83%
      Money market                                       277,463       2,774       4.00       273,971      3,094      4.52
      Certificates of deposit                            990,973      12,784       5.16       827,700     11,765      5.69
      NOW                                                 81,473         317       1.56        65,656        230      1.40
      Commercial checking                                 92,961                               66,902
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                                1,581,239      16,762       4.24     1,373,023     16,071      4.68
---------------------------------------------------------------------------------------------------------------------------
   Borrowings                                            206,991       2,511       4.85       202,469      2,766      5.46
   Manditorily redeemable preferred securities            30,000         616       8.21
---------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities            1,818,230     $19,889       4.38%    1,575,492    $18,837      4.78%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                          16,597                               21,186
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                             1,834,827                            1,596,678
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                     139,941                              126,763
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $1,974,768                           $1,723,441
===========================================================================================================================
Net interest income/net interest rate spread                         $18,927       3.91%                 $17,556      4.13%
===========================================================================================================================
Net earnings assets/net interest rate margin                         $54,332       4.04%                 $57,497      4.30%
===========================================================================================================================
Ratio of interest-earning assets to
   interest-bearing liabilities                                                    1.03X                              1.04X
===========================================================================================================================

                                                                             Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                     1999                                 1998
                                                         Average                Yield/        Average               Yield/
                                                         Balance   Interest       Rate        Balance     Interest    Rate
---------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                                   $  828,093    $36,220       8.75%    $  683,959      $33,386    9.76%
   Consumer loans:
      Passbook                                               138          8      11.59            200           10   10.00
      Overdraft checking                                     581         58      19.97            767           75   19.56
      Business line of credit                              1,031         55      10.67            930           47   10.11
      Credit cards                                         9,442        762      16.14          9,480          756   15.95
      Personal-direct                                     56,133      2,796       9.96         49,027        2,497   10.19
      Personal-indirect-new auto                          53,106      2,222       8.37         48,111        2,071    8.61
      Personal-indirect-used auto                        163,995      7,762       9.47        123,230        5,768    9.36
      Personal-indirect-mobile homes                      56,666      2,828       9.98         46,794        2,234    9.55
      Personal-indirect-other                              3,233        159       9.84          3,753          178    9.49
      Home equity line of credit                          24,420      1,006       8.24         25,159        1,152    9.16
      Checkcard reserve                                    1,764        299      33.90          1,318          205   31.11
      Student                                              2,623         21       1.60          4,015           93    4.63
---------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                            373,132     17,976       9.64        312,784       15,086    9.65
---------------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                                   50,888      1,795       7.05         56,322        2,036    7.23
      Commercial-fixed                                     4,415        204       9.24          4,578          211    9.22
      Residential-adjustable                              45,119      1,668       7.39         58,359        2,224    7.62
      Commercial-adjustable                              128,426      5,598       8.72        125,377        5,829    9.30
---------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                         228,848      9,265       8.10        244,636       10,300    8.42
---------------------------------------------------------------------------------------------------------------------------
   Investment securities                                 395,706     12,358       6.25        318,275       10,612    6.67
   Mortgages held for sale                                10,183        509      10.00         14,665          538    7.34
---------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets                 1,835,962    $76,328       8.31%     1,574,319      $69,922    8.88%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                               96,901                               86,712
---------------------------------------------------------------------------------------------------------------------------
         Total assets                                 $1,932,863                           $1,661,031
===========================================================================================================================

Interest-bearing liabilities:
   Deposits:
      Savings                                         $  135,005    $ 1,729       2.56%    $  135,346      $ 1,915    2.83%
      Money market                                       276,299      5,485       3.97        270,888        6,118    4.52
      Certificates of deposit                            956,824     24,899       5.20        781,068       22,124    5.67
      NOW                                                 80,141        620       1.55         64,029          445    1.39
      Commercial checking                                 88,450                               65,127
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                                1,536,719     32,733       4.26      1,316,458       30,602    4.65
---------------------------------------------------------------------------------------------------------------------------
   Borrowings                                            213,448      5,163       4.84        198,106        5,480    5.53
   Manditorily redeemable preferred securities            30,000      1,240       8.27
---------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities            1,780,167    $39,136       4.40%     1,514,564      $36,082    4.76%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                          14,801                               21,413
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      1,794,968                            1,535,977
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                     137,895                              125,054
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity   $1,932,863                           $1,661,031
===========================================================================================================================
Net interest income/net interest rate spread                        $37,192       3.91%                    $33,840    4.12%
===========================================================================================================================
Net earnings assets/net interest rate margin                        $55,795       4.05%                    $59,755    4.30%
===========================================================================================================================
Ratio of interest-earning assets to
   interest-bearing liabilities                                                   1.03X                               1.04X
===========================================================================================================================

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                            1999 Compared to 1998                     1999 Compared to 1998
                                                              Increase (Decrease)                       Increase (Decrease)
----------------------------------------------------------------------------------------------------------------------------------
                                                     Volume          Rate           Net           Volume         Rate         Net
                                                                                                        (Dollars In Thousands)
Interest income on interest-earning assets:
    Commercial loans                                $11,013      $ (9,598)       $1,415          $11,166     $ (8,332)    $ 2,834
    Consumer loans                                    2,031          (643)        1,388            2,936          (46)      2,890
    Real estate loans                                  (292)         (114)         (406)            (651)        (384)     (1,035)
    Investment securities                             3,062        (2,887)          175            3,511       (1,765)      1,746
    Mortgages held for sale                          (1,138)          989          (149)            (370)         341         (29)
----------------------------------------------------------------------------------------------------------------------------------
      Total                                         $14,676      $(12,253)       $2,423          $16,592     $(10,186)    $ 6,406
==================================================================================================================================

Interest expense on interest-bearing liabilities:
    Deposits                                        $ 7,885      $ (7,194)       $  691          $ 8,259     $ (6,128)    $ 2,131
    Borrowings                                          913          (552)          361            1,642         (719)        923
----------------------------------------------------------------------------------------------------------------------------------
      Total                                           8,798        (7,746)        1,052            9,901       (6,847)      3,054
----------------------------------------------------------------------------------------------------------------------------------
                    Net interest income             $ 5,878      $ (4,507)       $1,371          $ 6,691     $ (3,339)    $ 3,352
==================================================================================================================================

Interest Income
---------------

     The Company's interest income on interest-earning assets increased from $36.4 million for the three months ended June 30, 1998 to $38.8 million for the three months ended June 30, 1999, and from $69.9 million to $76.3 million for the six months ended June 30, 1998 and 1999, respectively. These increases in interest income were the result of increases in the average balance of interest-earning assets from $1,633.0 million to $1,872.6 million for the three months ended June 30, 1998 and June 30, 1999, respectively, and from $1,574.3 million to $1,836.0 million for the six months ended June 30, 1998 and June 30, 1999, respectively. The average yield on interest-earning assets decreased from 8.91% to 8.29% for the three months ended June 30, 1998 and 1999, respectively, and the average yield on interest-earning assets decreased from 8.88% to 8.31% for the six months ended June 30, 1998 and 1999, respectively. This reflected three decreases in the Company's Prime Rate of 25 basis points each during the 4th quarter of 1998.

     The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The average balance of commercial loans increased $151.5 million from the second quarter of 1998 to $862.0 million for the second quarter of 1999, and increased $144.1 million to $828.1 million for the first six months of 1999 compared to the first six months of 1998. The average yield on commercial loans decreased from 9.86% for the second quarter of 1998 to 8.79% for the second quarter of 1999, and decreased from 9.76% to $8.75% for the first six months of 1999 compared to the first six months of 1998. The Prime Rate was 8.50% for all of the first quarter of 1998 and was 7.75% thru the first two quarters of 1999. Despite this decline in rates, interest income on commercial loans rose to $36.2 million for the six months ended June 30, 1999 from $33.4 million for the same period in 1998.

     Despite high levels of competition in the Company's lending markets, the average balance of consumer loans increased 19.1% to $384.5 million for the three-month period ended June 30, 1999 compared to $322.9 million for the three-month period ended June 30, 1998, and increased 19.3% to $373.1 million for the six-month period ended June 30, 1999 compared to $312.8 million for the six-month period ended June 30, 1998. This was accompanied by a decline in yield on these assets to 9.61% from 9.73% for the second quarter of 1998, and a 1 basis point decline for the six-month period ended June 30, 1999 compared to June 30, 1998. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. This provided an increase in interest income to $9.2 million from $7.9 million in the second quarter of 1998, and an increase to $18.0 million from $15.1 million for the six months ended June 30, 1999 and 1998, respectively.

     The average balance of real estate loans decreased $14.3 million to $227.3 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. The quarter period reflected a decrease in yield from 8.29% to 8.10%, and the reduced average balance resulted in a net decline of $406,000 in interest income from real estate loans to $4.6 million. The average balance of real estate loans decreased $15.8 million to $228.8 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Although residential mortgage loans reflect a steadily declining percentage of the Bank's total loan portfolio, the Bank continues to originate a significant amount of fixed-rate residential mortgage loans for sale in the secondary market, while retaining servicing rights for most of the sales in order to generate fee income.

     The average balance of investment securities increased from $338.2 million for the second quarter of 1998 to $392.3 million for the second quarter of 1999. Yields on investment securities decreased for this same period from 6.68% to 5.94%; the interest income on investment securities increased $175,000 for the comparative quarters. The average balance of investment securities increased from $318.3 million for the first six months of 1998 to $395.7 million for the first six months of 1999. Yields on investment securities decreased for this same period from 6.67% to 6.25%, but an increased average balance contributed to increased interest income on investment securities of $1.7 million for the comparative periods.

Interest Expense
----------------

     Total interest expense increased by $1.1 million for the quarter ended June 30, 1999 as compared to the same period in 1998. The average balance of all interest-bearing liabilities increased from $1,575.5 million for the quarter ended June 30, 1998 to $1,818.2 million for the quarter ended June 30, 1999. This increase accompanies a decrease in the average rate paid on all interest-bearing liabilities from 4.78% to 4.38% during the respective period. The average balance of deposits increased from $1,373.0 million during the three months ended June 30, 1998 to $1,581.2 million during the same period in 1999. The increase in the average balance of deposits was the major factor contributing to an increase in interest paid on deposits from $16.1 million for the second quarter of 1998 to $16.8 million for the second quarter of 1999. Another component of the change in interest-bearing liabilities was the increase in average balance of borrowings from $202.5 million for the three months ended June 30, 1998 to $207.0 million for the three months ended June 30, 1999. This increase was offset by a decrease in the rate paid on borrowings from 5.46% to 4.85% during the three-month period as borrowing costs declined to $2.5 million for the three months ended June 30, 1999. A similar increase reflected average balances rising from $198.1 million for the six-month period ended June 30, 1998 to $213.4 million for the six-month period June 30, 1999. The borrowing increase in average balance was coupled with a decrease in the rate paid on borrowings from 5.53% for the six months ended June 30, 1998 to 4.84% for the six months ended June 30, 1999. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.

Provision for Credit Losses
---------------------------

     The provision for credit losses increased from $2.9 million to $3.5 million for the quarters ended June 30, 1998 and June 30, 1999, respectively, and increased from $5.7 million to $6.7 million for the six months ended June 30, 1998 and June 30, 1999, respectively. The allowance for possible credit losses increased to $24.0 million as of June 30, 1999, compared to $22.2 million as of December 31, 1998. The increase in provisions reflects, in part, the Bank maintaining an allowance to period ending loans at a level management, based on its experience, deems adequate to cover potential credit losses. See "Non-performing Loans and ORE". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

     Non-interest income increased 17.0% from $2.0 million to $2.3 million for the three months ended June 30, 1998 to June 30, 1999, respectively, and increased 21.6% from $3.7 million to $4.5 million for the six months ended June, 1998 to June 30, 1999, respectively. The factors attributing to the increase comparing second quarter of 1998 to the same quarter of 1999 were a $105,000 increase in service charges on deposit accounts, $78,000 in miscellaneous other charges, commissions, and fees, $69,000 in credit card fees, $51,000 in trust fees, $28,000 in mortgage servicing fees, and a $9,000 increase in fees and commissions on brokerage services. A non-recurring item for $146,000 occurred in the first quarter of 1999 and a revised fee structure for ATM charges caused the first six months of 1999 to exceed the same period in 1998 by 84.7%.

Gains (Losses) On Sale of Securities
------------------------------------

     Gains on sale of securities were $185,000 for the second quarter of 1999 and losses were $211,000 for the six months ended June 30, 1999. This compares to losses of $359,000 for the same quarter of 1998 and $503,000 for the six months ended June 30, 1998. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

     The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company sold or securitized $35.2 million and $58.2 million for the second quarter of 1999 and 1998, respectively. This resulted in losses of $339,000 and $133,000 for the same two periods, respectively. For the six-month period ended June 30, 1999 and 1998, the Bank securitized or sold $82.1 million and $85.4 million, respectively, of residential mortgage loans. These sales generated losses of $383,000 and $380,000 for the same six-month periods.

Operating Expense
-----------------

     Operating expense increased from $8.0 million for the quarter ended June 30, 1998 to $8.9 million for the quarter ended June 30, 1999. Several factors contributed to this increase. Salaries, pensions, and other employee benefits rose $436,000 from the second quarter of 1998 to the second quarter of 1999. Of this increase, $155,000 was attributed to increased costs associated with pension and health care benefits. Service expenses also increased for several reasons. The largest factor was the outsourcing of check processing in the fourth quarter of 1998 which caused an expense increase of $217,000 from the second quarter of 1998 to the second quarter of 1999. Increased usage of brokered deposits and the money desk caused all service expenses associated with the treasury function to increase by $85,000 in the second quarter of 1999 from the second quarter of 1998. Service expenses associated with credit card loans increased $63,000 from the second quarter of 1998 to the second quarter of 1999. Offsetting this increase in operating expense was a decrease in other real estate owned (ORE) expenses of $161,000 for the quarter ended June 30, 1999 compared to the same quarter in 1998, and a decrease of $165,000 for the six months ended for the same period as a recovery of an ORE property sold during the second quarter generated a $177,000 gain on the sale.

Income Taxes
------------

     The income tax expense was $3.1 million and $3.3 million for the quarters ended June 30, 1998 and June 30, 1999, respectively, and $6.0 million and $6.5 million for the six-month periods ended June 30, 1998 and June 30, 1999, respectively. These increases were mainly due to increased levels of taxable income and changes in tax-exempt investment and loan portfolios.

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


                                                                                 June 30,       December 31,
                                                                                     1999               1998
-------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars In Thousands)
Commercial loans:
    Non-accrual loans                                                             $12,397            $11,423
Consumer loans:
    Accruing loans 90 days overdue                                                    910                513
Residential real estate loans:
    Non-accrual loans                                                               1,497              1,701
Commercial real estate loans:
    Non-accrual loans                                                                 617                276
-------------------------------------------------------------------------------------------------------------
           Total non-performing loans and accruing loans 90 days overdue          $15,421            $13,913
=============================================================================================================
Total non-performing loans to total gross loans                                      1.02%              1.02%
Total real estate acquired in settlement of
    loans at net realizable value                                                 $   753             $2,122
Total non-performing loans and real estate acquired in settlement
    of loans at net realizable value to total assets                                 0.81%              0.86%

     Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, increased to $16.2 million, or 0.81% of total assets at June 30, 1999, compared to $16.0 million, or 0.86% of total assets at December 31, 1998.

     At December 31, 1998, 36 non-performing residential real estate loans totalled $1.7 million. At June 30, 1999, non-performing residential real estate loans totalled $1.5 million and included 30 loans.

     At December 31, 1998, 2 non-performing commercial real estate loans totalled $276,000. At June 30, 1999, non-performing commercial real estate loans increased to $617,000 and consisted of 4 loans ranging in size from $18,000 to $338,000.

     Non-performing commercial loans at December 31, 1998 totalled $11.4 million and included 62 individual loans ranging in size from $2,000 to $1.2 million. At June 30, 1999, non-performing commercial loans increased to $12.4 million and consisted of 65 individual loans ranging in size from $1,000 to $1.5 million.

     The Company's policy is to charge-off all consumer loans before they become non-accrual. At December 31, 1998, the Company had $513,000 of loans 90 days or more past due on which it was accruing interest, as compared to $910,000 at June 30,

1999.

     At June 30 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $9.6 million with a corresponding valuation allowance of $3.3 million.

     At December 31, 1998, ORE totalled $2.1 million, which consisted of 3 single-family residential properties with a book value totalling $77,000 and 8 commercial real estate properties with a book value totalling $2.0 million. At June 30, 1999, ORE totalled $753,000, which consisted of 5 single-family residential properties totalling $162,000 and 7 commercial real estate properties with a book value of $591,000. One property was sold during the second quarter with a gain of $177,000 realized on the sale.

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

     The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                                     Three Months Ended                Six Months Ended
                                                                                June 30,                        June 30,
                                                                   1999             1998             1999           1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars In Thousands)
Average gross loans outstanding                              $1,497,349       $1,295,754       $1,453,146     $1,262,035
=========================================================================================================================

Allowance at beginning of period                             $   23,185       $   19,854       $   22,168     $   19,207

Charge-offs:
    Commercial loans                                              1,816            1,267            3,210          2,777
     Consumer loans                                               1,286              722            2,084          1,605
     Residential real estate loans                                                    62              118            118
     Commercial real estate loans                                     2              342              341            361
-------------------------------------------------------------------------------------------------------------------------
          Total loan charge-offs                                  3,104            2,393            5,753          4,861
Recoveries:
    Commercial loans                                                202              136              486            281
     Consumer loans                                                 226              223              372            401
     Residential real estate loans                                   19                                19
     Commercial real estate loans                                                      7                              14
-------------------------------------------------------------------------------------------------------------------------
          Total recoveries                                          447              366              877            696
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   2,657            2,027            4,876          4,165

Provision for credit losses
     charged to operating expenses                                3,470            2,919            6,706          5,704
-------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                   $   23,998       $   20,746       $   23,998     $   20,746
=========================================================================================================================

Ratio of net charge-offs to:
     Average gross loans
     outstanding (annualized)                                      0.71%            0.63%            0.67%          0.66%
Ratio of allowance to:
     Non-performing loans                                        155.62%          232.29%          155.62%        232.29%
     Period-end loans outstanding                                  1.58%            1.60%            1.58%          1.60%

     Net charge-offs increased from $2.0 million for the second quarter of 1998 to $2.7 million for the same quarter in 1999. For the six-month period ended June 30, 1998 compared to June 30, 1999, net charge-offs increased from $4.2 million to $4.9 million. Management continues to take an aggressive approach to the charge-off of problem loans and continues to add to the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

     Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,575.5 million for the three-month period ended June 30, 1998 to $1,818.2 million for the same period ended June 30, 1999, an increase of $242.7 million. The most significant increase in interest-bearing liabilities for the quarter ended June 30, 1998 compared to June 30, 1999, was an increase in the average balance of certificates of deposit of $163.3 million from the second quarter of 1998 to the second quarter of 1999 from $827.7 million to $991.0 million, respectively. To fund loan growth, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk have grown to an average balance of $255.7 million in the second quarter of 1999 from a $144.1 million average balance in the same quarter in 1998. These deposits also grew from an average balance of $109.6 million for the first six months of 1998 to $246.9 million for the first six months of 1999. Brokered certificates of deposit additionally remain a source of funding for asset growth. The average balance of these deposits grew from $80.0 million for the second quarter of 1998 to $161.3 million for the second quarter of 1999. Average balances for six months ended June 30, 1998 were $83.4 million and rose to $129.4 million for the six months ended June 30, 1999. With the use of funds that normally carry somewhat higher rates, the overall cost of funds for all certificates of deposits declined from 5.69% to 5.16% from the second quarter of 1998 to the same period in 1999. Total borrowings increased from an average balance of $202.5 million to $207.0 million for the quarter ended June 30, 1998 to the same quarter ended June 30, 1999. With a decrease in the average rate paid on borrowings from 5.46% for the quarter ended June 30, 1998 to 4.85% for the same quarter in 1999 offset by the increase in average balance, interest expense on these borrowings decreased slightly from $2.8 million for the second quarter of 1998 to $2.5 million for the second quarter of 1999.

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

     On July 24, 1998, the Company placed a $30 million of 30-year 8.125% capital securities through BSB Capital Trust I, a Delaware business trust. The Trust was formed by the Company to invest the proceeds from the sale of the capital securities in 8.125% junior subordinated debentures issued by the Company. The junior subordinated debentures, which have a principal amount of $30.0 million and a maturity date of July 31, 2028, are the sole assets of the Trust. The net proceeds from the sale of the capital securities qualify as Tier I Capital for the Company.

     The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At June 30, 1999, the total of approved loan commitments amounted to $93.3 million. Long-term borrowings of $70.0 million are scheduled to mature in 2008. Savings certificates, which are scheduled to mature during the next 12 months, totalled $827.9 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

     At June 30, 1999, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.68%, which exceeds the current requirements for the Company. At June 30, 1999, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.54%.

     The Company's book value per common share increased from $15.64 at December 31, 1998 to $15.66 at June 30, 1999.

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

Other Matters
-------------

          On July 1, 1999, the BSB Bancorp, Inc. completed its acquisition of Skaneateles Bancorp, Inc. The merger agreement with Skaneateles Bancorp was overwhelmingly approved by Skaneateles' shareholders on June 29, 1999. The merger was announced in January and received regulatory approvals earlier in June. Under terms of the agreement, Skaneateles shareholders will receive .97 BSB shares for each share of Skaneateles stock.

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

     The Company utilizes a number of computers and computer software (systems) in the conduct of its business. Many systems are for specific business segments and others have broader corporate-wide use. In 1995, the Company initiated review of Year 2000 and its impact. With this review, a strategic plan to address the issues and maintain the technological standards of the hardware and software within the Company was incorporated. This plan was initiated and approved by senior officers within the Company and is revisited at least quarterly to ensure portions of the plan are completed as scheduled and progress is continuing with any problems being addressed. This plan included the following steps:

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

 .    Validation: Testing of all hardware and software has been conducted on an independent Local Area Network that has been established at the Company solely for that purpose. All systems have been renovated and management believes their systems are Year 2000 operational including computer equipment and peripherals, internal data processing and information systems, vendor provided software, outsourced EDP solutions, business equipment, and physical systems. The Company and its software vendors have tested all systems for Year 2000 readiness. The Company's software vendors have tested and have informed the Bank as to the readiness of all critical systems for Year 2000 readiness. In addition, the Company has upgraded its Business Recovery Plan and has developed a Year 2000 Contingency Plan.

 .    Implementation: Saturday, January 1, 2000 will be treated as a data processing conversion. Contingency plans have been developed and much of the testing has been completed. The Bank has tested its capability to handle communication and power outages as well as auxiliary Bank software systems malfunctions. The testing has been successful with the remainder to be completed in 1999.

     Significant vendors and commercial loan customers were contacted. Commercial loan customers were asked to fill out a survey so assessment of their status with regard to the complications of the upcoming Year 2000 issues and their readiness for that time could be determined. Significant vendors were queried as to their ability to continue to supply their product without delay with the passing of Year 2000. Of course, the response of certain third parties is beyond control of the Company.

     Year 2000 compliance costs pertaining to internal staff incurred cumulatively through June 30, 1999 have been approximately $100,000. An additional $5,000 is expected in 1999 for these same costs. Direct capital expenditures in their entirety have neared $100,000 through June 30, 1999 with further nominal amounts expected in 1999. These costs do not include normal ongoing costs for computer hardware (including ATM's) and software that have been incurred or would be replaced in the next year even without the presence of the Year 2000 Issue as these pertain to the ongoing programs for updating the Company's delivery infrastructure.

     Despite the Company's efforts in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Forward-Looking Statements
--------------------------

     Certain statements in Management's Discussion and Analysis are forward-looking statements within the meaning of the Securities Act of 1933 as amended and the Securities Exchange Act of 1934 as amended. Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors related to Internet-based businesses. The financial services market generally, and the market for the Company's products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions. Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company's financial position and results of operations.

Market Prices and Related Shareholder Matters
---------------------------------------------

     The stock of the Company is listed on The Nasdaq Stock Market under the symbol BSBN. As of June 30, 1999, the Company had 1,734 shareholders of record and 8,684,862 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                      Price Range            Cash Dividends
1998                              High            Low             Per Share
---------------------------------------------------------------------------

First Quarter                     $36.00         $28.00               $0.22
Second Quarter                    $35.25         $27.50               $0.22
Third Quarter                     $32.75         $25.63               $0.22
Fourth Quarter                    $33.00         $22.00               $0.25

1999
---------------------------------------------------------------------------
First Quarter                     $32.68         $24.25               $0.25
Second Quarter                    $28.00         $24.25               $0.25

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

     Based on the Company's latest analysis of asset/liability mix (April 30, 1999), management's simulation analysis of the effects of changing interest rates projected that a gradual 200 basis point increase in interest rates over the 12 months ending April 30, 1999 would decrease net interest income for that period by 4.59% or less and that a similar decrease in interest rates would increase net interest income by 4.24% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------
               Not applicable

Item 2 - Changes in Securities
         ---------------------
               Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
               Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

               (a) On April 26, 1999, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years, to amend the Company's 1996 Long-Term Incentive and Capital Accumulation Plan, and to ratify the appointment of the Company's independent auditors for the fiscal year ended December 31, 1999.

               (b) At the Annual Meeting, Mssrs. Robert W. Allen, Alex S. DePersis, and Thomas F. Kelly were elected as directors. Each of the following individual's term of office continued after the Annual Meeting:

                         Ferris G. Akel           Mark T. O'Neil, Jr.
                         Diana J. Bendz           William H. Rincker
                         William C. Craine        Thomas L. Thorn
                         David A. Niermeyer


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

                    1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:


                                             Votes For     Withheld    Abstentions    Broker Non-votes
                         Robert W. Allen      6,526,434    714,180         0                   0
                         Alex S. DePersis     6,526,434    714,180         0                   0
                         Thomas F. Kelly      6,526,414    714,200         0                   0

                    2. The Company's 1996 Long-Term Incentive and Capital Accumulation Plan was amended to increase the number of aggregate shares of Common Stock for which options, stock appreciation rights and performance shares may be granted under the Plan from 875,000 to 1,300,000 and to increase the number of shares subject to options that may be granted under the Plan to any employee in any Plan Year to 100,000. There were 4,777,144 votes cast for the proposal, and 2,260,065 votes against the proposal, and 203,395 votes abstained. There were no broker non-votes.

                    3. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 1999 was ratified. There were 7,172,894 votes cast for the proposal, 34,751 votes against the proposal, and 32,968 votes abstained. There were no broker non-votes.

Item 5 - Other Information
         -----------------
               Not applicable

Item 6 - Exhibits and Reports on Form 8-K
               (a)  Exhibits
                         3    By-Laws
                         27   Financial Data Schedule

               (b)  Reports on Form 8-K
                         Current Report on Form 8-K as filed with SEC on May 26, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               BSB Bancorp, Inc.





Date:  August 13, 1999        By:   /s/ Alex S. DePersis
      -----------------------     ------------------------------
                                    ALEX S. DEPERSIS
                                    President
                                     and Chief Executive Officer


Date:   August 13, 1999       By:   /s/ Rexford C. Decker
      -----------------------     ----------------------------------
                                    REXFORD C. DECKER
                                    Senior Vice President
                                     and Chief Financial Officer