Form 10-Q
period 1999-09-30
BSB BANCORP INC
filed 1999-11-15
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1999
                                              ------------------

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

               58-68 Exchange Street, Binghamton, New York 13901
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (607) 779-2492
                                                           --------------

                                      n/a
                         ----------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes: [X]   No: [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 1999:
10,224,967 shares of common stock, $0.01 par value.

                                 INDEX
                                 -----

PART I.  FINANCIAL INFORMATION                                                         PAGE
------------------------------                                                         ----

Item 1: Financial Statements
------
             Consolidated Statements of Condition
             September 30, 1999 and December 31, 1998...............................      1

             Consolidated Statements of Income Three Months and Nine Months
             Ended September 30, 1999 and September 30, 1998........................      2

             Consolidated Statements of Comprehensive Income Three and Nine
             Months Ended September 30, 1999 and September 30, 1998.................      3

             Consolidated Statements of Cash Flows Nine Months
             Ended September 30, 1999 and September 30, 1998........................      4

             Consolidated Statements of Changes in Shareholders' Equity Nine
             Months Ended September 30, 1998 and September 30, 1999.................      5

             Notes to Consolidated Financial Statements.............................    6-8

Item 2: Management's Discussion and Analysis of
------
             Financial Condition and Results of Operations..........................   9-21

Item 3: Quantitative and Qualitative Disclosures About Market Risk..................     22
------

PART II.  OTHER INFORMATION
---------------------------

             Items 1-6..............................................................     23

             Signature Page.........................................................     24

Item 1


------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                       (Dollars In Thousands - Except Per Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
------------------------------------------------------------------------------------------------------
                                                                           September 30,  December 31,
                                                                                    1999          1998
------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                      $   63,880     $   45,987
Federal funds sold                                                                              24,300
Investment securities available for sale                                        383,469        415,000
Investment securities held to maturity (market value $13,895 and $12,939)        13,732         12,537
Mortgages held for sale                                                           4,588         16,806
Loans:
 Commercial                                                                     918,340        802,474
 Consumer                                                                       471,385        410,787
 Real estate                                                                    349,941        364,648
------------------------------------------------------------------------------------------------------
      Total loans                                                             1,739,666      1,577,909
Less:  Net deferred costs                                                          (754)          (507)
       Allowance for possible credit losses                                      27,398         25,030
------------------------------------------------------------------------------------------------------
         Net loans                                                            1,713,022      1,553,386
Bank premises and equipment                                                      16,136         15,864
Accrued interest receivable                                                      14,368         16,352
Other real estate                                                                 1,499          3,021
Intangible assets                                                                 1,695          1,939
Other assets                                                                     38,005         30,135
------------------------------------------------------------------------------------------------------
                                                                             $2,250,394     $2,135,327
======================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                            $1,770,133     $1,709,860
Borrowings                                                                      284,197        229,736
Other liabilities                                                                12,901         11,640
Company obligated mandatorily redeemable preferred securities of subsidiary,
 Capital Trust I, holding solely junior subordinated debentures of
  the Company                                                                    30,000         30,000
Shareholders' Equity:
 Preferred Stock, par value $0.01 per share; authorized 2,500,000 shares; none issued
 Common Stock, par value $0.01 per share; authorized 30,000,000 shares; 11,394,921
   and 11,237,470 shares issued                                                     114            112
 Additional paid-in capital                                                      37,127         35,202
 Undivided profits                                                              136,626        131,723
 Accumulated other comprehensive income                                          (7,258)           425
 Treasury stock, at cost:1,173,669 shares and 1,196,396 shares                  (13,446)       (13,371)
------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                   153,163        154,091
------------------------------------------------------------------------------------------------------
                                                                             $2,250,394     $2,135,327
======================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME                (Dollars In Thousands-Except Per Share Data)
---------------------------------------------------------------------------------------------
                                                 Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                  1999         1998         1999         1998
---------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                  $  38,546    $  35,282    $ 110,907    $ 103,131
 Interest on federal funds sold                     23          276          443          637
 Interest on investment securities               5,530        7,255       18,478       18,420
 Interest on mortgages held for sale               163          335          672          874
---------------------------------------------------------------------------------------------
    Total interest income                       44,262       43,148      130,500      123,062
Interest expense:
 Interest on savings deposits                    1,294        1,350        3,700        3,909
 Interest on time accounts                      13,592       13,989       40,911       38,948
 Interest on money market deposit accounts       3,322        3,386        9,268        9,970
 Interest on NOW accounts                          467          376        1,405        1,072
 Interest on borrowed funds                      3,537        2,529        9,062        8,580
 Interest on mandatorily redeemable
  preferred securities of subsidiary               623          460        1,863          460
---------------------------------------------------------------------------------------------
   Total interest expense                       22,835       22,090       66,209       62,939
---------------------------------------------------------------------------------------------
Net interest income                             21,427       21,058       64,291       60,123
Provision for credit losses                      7,054        3,533       14,210        9,487
---------------------------------------------------------------------------------------------
Net interest income after provision for
 credit losses                                  14,373       17,525       50,081       50,636
Gains (losses) on sale of securities                 1          (15)        (215)        (530)
Gains (losses) on sale of loans                    (32)          47         (335)        (289)
Non-interest income:
 Service charges on deposit accounts             1,100          957        3,216        2,797
 Credit card fees                                  488          350        1,165          913
 Mortgage servicing fees                           330          331        1,036          943
 Fees and commissions-brokerage services           307          148          631          398
 Trust fees                                        275          231          819          703
 Other charges, commissions, and fees              580          561        2,004        1,607
---------------------------------------------------------------------------------------------
   Total non-interest income                     3,080        2,578        8,871        7,361
---------------------------------------------------------------------------------------------
Operating expense:
 Salaries, pensions, and other employee
  benefits                                       5,180        5,054       15,494       14,406
 Building occupancy                              1,078        1,098        3,470        3,305
 Dealer commission expense                         256          162          801          776
 Computer service fees                             469          640        1,594        1,464
 Services                                        1,394          988        4,309        2,990
 FDIC insurance                                     54           48          164          144
 Goodwill                                           96           96          244          244
 Interchange fees                                  375          259          898          658
 Other real estate                                 250          258          210          413
 Acquisition costs                               4,047                     5,406
 Other expenses                                  2,175        2,303        6,606        6,852
---------------------------------------------------------------------------------------------
   Total operating expense                      15,374       10,906       39,196       31,252
---------------------------------------------------------------------------------------------
Income before income taxes                       2,048        9,229       19,206       25,926
Provision for income taxes                         372        3,648        7,209       10,066
---------------------------------------------------------------------------------------------
NET INCOME                                   $   1,676    $   5,581    $  11,997    $  15,860
=============================================================================================
Earnings per share:
 Basic                                       $    0.16    $    0.56    $    1.19    $    1.59
 Diluted                                     $    0.16    $    0.54    $    1.16    $    1.53
=============================================================================================

The accompanying notes are an integral part of the financial statements.


---------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------
                                                        Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                      1999            1998           1999      1998
---------------------------------------------------------------------------------------------------
                                                                           (In Thousands)
Net income                                         $ 1,676          $5,581        $11,997   $15,860

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities,
    net of reclassification adjustment (Note 3)     (1,920)          2,637         (7,683)    3,830
---------------------------------------------------------------------------------------------------
  Other comprehensive income                        (1,920)          2,637         (7,683)    3,830
---------------------------------------------------------------------------------------------------
Comprehensive income                               $  (244)         $8,218        $ 4,314   $19,690
===================================================================================================

The accompanying notes are an integral part of the financial statements.


-----------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended September 30,
                                                                                             1999                  1998
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                             $  11,997             $  15,860
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                           14,210                 9,487
     Realized losses on available for sale investment securities                              215                   530
     Other losses, net                                                                        193                   476
     Depreciation and amortization                                                          2,059                 1,902
     Net accretion of premiums and discounts on investment securities                        (462)               (1,026)
     Net accretion of premiums and discounts on loans                                        (248)                 (400)
     Sales of loans originated for sale                                                    47,308                60,572
     Net increase in loans originated for sale                                            (36,224)              (75,130)
     Writedowns of other real estate                                                        1,425                   787
     Net change in other assets and liabilities                                               699                 6,737
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                           41,172                19,795
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from calls of held to maturity investment securities                              5,159                 7,049
 Purchases of held to maturity investment securities                                       (4,924)               (3,329)
 Principal collected on held to maturity investment securities                                349                   640
 Proceeds from sales of available for sale investment securities                           63,842               145,342
 Purchases of available for sale investment securities                                    (74,565)             (254,923)
 Principal collected on available for sale investment securities                           27,470                20,357
 Net increase in longer-term loans                                                       (230,704)             (196,633)
 Proceeds from sales of loans                                                              56,082                38,361
 Proceeds from sales of other real estate                                                   1,619                   791
 Other                                                                                     (2,087)               (1,593)
-----------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                             (157,759)             (243,938)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
 Net increase in demand deposits, NOW accounts, savings
   accounts, and money market deposit accounts                                             35,177                15,228
 Net increase in time deposits                                                             25,096               225,040
 Net increase (decrease) in short-term borrowings (90 days)                                54,804               (71,001)
 Repayment of long term borrowings                                                            345                49,938
 Net proceeds from issuance of capital securities                                                                30,000
 Proceeds from exercise of stock options                                                    1,927                   894
 Purchases of treasury stock                                                                  (75)                  (16)
 Dividends paid                                                                            (7,094)               (5,979)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                          110,180               244,104
-----------------------------------------------------------------------------------------------------------------------
         Decrease in cash and cash equivalents                                             (6,407)               19,961
Cash and cash equivalents at beginning of year                                             70,287                52,424
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  63,880             $  72,385
=======================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest credited on deposits and paid on other borrowings                           $  64,979             $  61,317
-----------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                         $  10,143             $  12,200
-----------------------------------------------------------------------------------------------------------------------
 Non-cash investing activity:
   Securitization of mortgage loans and transfers to other real estate                  $   1,379             $  38,409
-----------------------------------------------------------------------------------------------------------------------
   Unrealized (depreciation) appreciation in securities                                 $ (13,253)            $   6,570
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                     (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Accumulated
Nine Months Ended                                                      Additional                                 Other
September 30,                                                  Common     Paid-In  Undivided   Treasury   Comprehensive
1998                                                            Stock     Capital    Profits      Stock          Income      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997
 As previously stated                                            $112     $29,215   $122,029   $(29,757)        $  (733)  $120,866
Adjustment to reflect acquisition (Note 5)                                  4,878     (3,587)    16,415             (35)    17,671
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997, as restated                         112      34,093    118,442    (13,342)           (768)   138,537

Comprehensive income:
 Net income                                                                           15,860                                15,860
 Other comprehensive income:
  Unrealized appreciation in
   available for sale securities, net
   of reclassification
   amount (Note 3)                                                                                                3,830      3,830
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                  15,860                      3,830     19,690

Stock options exercised                                                       894                                              894
Cash dividend paid on common
 stock ($0.60 per share)                                                              (5,979)                               (5,979)
Treasury stock purchased                                                                            (16)                       (16)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                    $112     $34,987   $128,323   $(13,358)        $ 3,062   $153,126
==================================================================================================================================

Nine Months Ended
September 30,
1999
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                     $112     $35,202   $131,723   $(13,371)        $   425   $154,091

Comprehensive income:
 Net income                                                                           11,997                                11,997
 Other comprehensive income:
  Unrealized depreciation
   in available for sale securities,
   net of reclassification
   amount (Note 3)                                                                                               (7,683)    (7,683)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                  11,997                     (7,683)     4,314

Stock options exercised                                             2       1,925                                            1,927
Cash dividend paid on common
 stock ($0.70 per share)                                                              (7,094)                               (7,094)
Treasury stock purchased                                                                            (75)                       (75)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                    $114     $37,127   $136,626   $(13,446)        $(7,258)  $153,163
==================================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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

         The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended September 30, 1999 and 1998.


Quarters ended September 30,          Net Income  Weighted Average Shares  Earnings Per Share
---------------------------------------------------------------------------------------------
1999
Basic earnings per share             $ 1,675,967               10,167,138               $0.16
Effect of stock options                                           178,343
---------------------------------------------------------------------------------------------
Diluted earnings per share           $ 1,675,967               10,345,481               $0.16
=============================================================================================

1998
Basic earnings per share             $ 5,581,414               10,016,583               $0.56
Effect of stock options                                           346,499
---------------------------------------------------------------------------------------------
Diluted earnings per share           $ 5,581,414               10,363,082               $0.54
=============================================================================================


Nine Months Ended September 30,       Net Income  Weighted Average Shares  Earnings Per Share
---------------------------------------------------------------------------------------------
1999
Basic earnings per share             $11,996,975               10,108,821               $1.19
Effect of stock options                                           224,476
---------------------------------------------------------------------------------------------
Diluted earnings per share           $11,996,975               10,333,297               $1.16
=============================================================================================

1998
Basic earnings per share             $15,859,739                9,997,303               $1.59
Effect of stock options                                           373,183
---------------------------------------------------------------------------------------------
Diluted earnings per share           $15,859,739               10,370,486               $1.53
=============================================================================================

(3) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income. The following reflects the components of "Other Comprehensive Income" on a before and net of tax basis:

                                                                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------
Quarters ended September 30,                                         Before Tax   Tax (Expense)    Net of Tax
                                                                         Amount      or Benefit        Amount
-------------------------------------------------------------------------------------------------------------

  1999
  Unrealized gains on securities:
    Unrealized holding gains arising during period                    $  3,299        $(1,380)       $ 1,919
    Less: Reclassification adjustment for gains realized in net
     income                                                                   1                             1
-------------------------------------------------------------------------------------------------------------
     Net realized gains                                                  3,300         (1,380)         1,920
-------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                           $  3,300        $(1,380)       $ 1,920
=============================================================================================================

  1998
  Unrealized gains on securities:
    Unrealized holding gains arising during period                     $  4,529        $(1,883)       $ 2,646
    Less: Reclassification adjustment for losses realized in net
     income                                                                 (15)             6             (9)
-------------------------------------------------------------------------------------------------------------
     Net realized gains                                                   4,514         (1,877)         2,637
-------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                           $  4,514        $(1,877)       $ 2,637
=============================================================================================================

  Nine months ended September 30,
  1999
  Unrealized losses on securities:
    Unrealized holding losses arising during period                     $(13,038)       $ 5,480        $(7,558)
    Less: Reclassification adjustment for losses realized in net
     income                                                                (215)            90           (125)
-------------------------------------------------------------------------------------------------------------
     Net realized losses                                                (13,253)         5,570         (7,683)
-------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                           $(13,253)       $ 5,570        $(7,683)
=============================================================================================================

  1998
  Unrealized gains on securities:
    Unrealized holding gains arising during period                     $  7,080        $(2,941)       $ 4,139
    Less: Reclassification adjustment for losses realized in net
     income                                                                (530)           221           (309)
-------------------------------------------------------------------------------------------------------------
     Net realized gains                                                   6,550         (2,720)         3,830
-------------------------------------------------------------------------------------------------------------
  Other comprehensive income                                           $  6,550        $(2,720)       $ 3,830
=============================================================================================================

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

5. After regulator and shareholder approval, on July 1, 1999, the Company acquired Skaneateles Bancorp, Inc., the holding company for Skaneateles Savings Bank, in a tax-free, stock-for-stock exchange. The Company issued approximately 1.4 million shares of stock in exchange for the outstanding shares of Skaneateles Bancorp stock which resulted in a .970 exchange ratio. Skaneateles Savings Bank operated 9 banking offices in the Onondaga and Oswego Counties of New York State.

    The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                         Six Months Ended    Nine Months Ended
                            June 30, 1999   September 30, 1998
--------------------------------------------------------------
  Net interest income
  BSB Bancorp                     $37,192              $52,213
  Skaneateles Bancorp               5,629                7,910
--------------------------------------------------------------
  Combined                        $42,821              $60,123
==============================================================
  Net income
  BSB Bancorp                     $10,679              $14,674
  Skaneateles Bancorp                (358)               1,186
--------------------------------------------------------------
  Combined                        $10,321              $15,860
==============================================================

Skaneateles Savings Bank had $272.6 million of assets and $18.9 million of shareholders' equity at June 30, 1999.

Item 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, earned net income for the quarter ended September 30, 1999 of $4.2 million, or $0.40 per diluted share, before giving effect to non-recurring after-tax costs of $2.5 million in the third quarter related to the acquisition of Skaneateles Bancorp in July 1999. Giving effect to the non-recurring after-tax acquisition related costs, net income was $1.7 million or $0.16 per diluted share compared to $5.6 million or $0.54 per diluted share for the same period of 1998. For the first nine months of 1999, earnings were $15.3 million or $1.48 per diluted share, before giving effect to non-recurring acquisition costs of $3.3 million. After giving effect to the acquisition costs, net income was $12.0 million or $1.16 per diluted share compared to $15.9 million or $1.53 per diluted share for the same period in 1998.

  Third quarter results also include after-tax charges of $0.7 million as a result of the write-down of a mortgage-backed security and $2.0 million from the write-down of a $9.7 million loan. Before giving effect to these one time charges for the third quarter of 1999 and the acquisition related costs, net income for the three and nine months ended September 30, 1999 would have been $6.9 million and $18.0 million, respectively, or $0.66 and $1.74 per diluted share, respectively.

  The after-tax charge of $2.0 million on the $9.7 million loan impacted after-tax earnings by approximately $0.19 per share. The borrower was a local company with which the Bank has had a loan relationship since 1994. In 1997 the borrower merged with a larger, public company and BSB was part of the lending group providing senior debt financing for that transaction. The borrower recently experienced various problems, including product development delays and cash flow shortages. In the third quarter of 1999, BSB made the decision to sell its participation interest in the loan to an investment bank, recognizing the associated loss. BSB expects to complete the sale of the loan this quarter.

  On October 25, 1999, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on December 10, 1999 to shareholders of record at the close of business on November 24, 1999.

Financial Condition
-------------------

  Total assets of the Company increased from $2,135.3 million at December 31, 1998 to $2,250.4 million at September 30, 1999. During the first nine months of 1999, the Company originated $211.3 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $115.8 million from $802.5 million at December 31, 1998 to $918.3 million at September 30, 1999. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans increased from $410.8 million at December 31, 1998 to $471.4 million at September 30, 1999, and during this period the Company originated $194.3 million in consumer loans. Real estate loans decreased from $364.6 million at December 31, 1998 to $349.9 million at September 30, 1999. During the above mentioned period, the Company originated $121.5 million of real estate loans, of which $101.1 million of residential real estate loans were sold. Investment securities decreased from $427.5 million at December 31, 1998 to $397.2 million at September 30, 1999.

  With the completion of the Skaneateles Bancorp, Inc. acquisition in July 1999, the composition of the loan portfolio has been slightly impacted. Commercial loans are 53% of the total loan portfolio as of September 30, 1999 versus 57% as of December 31, 1998. The Bank continues its long time focus on lending to small- and medium-size businesses. The portfolio is reviewed on a regular basis for concentrations by industry and geographic location.

  By industry, the commercial loan portfolio is comprised as follows: manufacturing - 21%, finance, insurance and real estate - 20%, service companies
- 18%, and retail - 14%. The remaining 27% is diversified over several industry classifications. This breakdown is little changed over an extended period of time. By location, 74% of the borrowers are located within the Bank's primary market area, 17% elsewhere in New York State, and the balance in other states. It is the Bank's policy that out of state commercial borrowers have some ownership or other connection with entities within the primary market area.

  The average commercial loan at September 30, 1999 was $208,000. Total loan commitments to the 10 largest lending relationships ranged from $17.7 million to $20.8 million at September 30, 1999. Outstanding loan balances for these 10 relationships at this same time ranged from $3.1 million, made up of 6 individual loans, to $19.7 million, made up of 16 individual loans. These loans generally have varied sources of repayment and collateral. The Bank continually reviews all larger group credits and often sells participations in these credits to other local banks to limit exposure.

  At September 30, 1999, the Bank had 5 borrowers with $5.8 million of loans outstanding that are considered "Problem Loans" as per the criteria defined by the Securities and Exchange Commission. These loans are performing loans at this date, but have exhibited potential for problems in complying with the present loan repayment terms. Some loss may occur if the collateral supporting the loans had to be liquidated to repay the debt.

  Non-performing loans are shown in a table within this report.  See "Non-
Performing Loans and ORE".   Total non-performing loans declined from 1.08% of
total loans at December 31, 1998 to 0.89% of total loans at September 30, 1999. Total loans, in all types of loan portfolios, which were 30-89 days past due rose from $19.5 million at December 31, 1998 to $23.3 million at September 30, 1999. Respectively, these dollar amounts represent 1.24% and 1.34% of total loans at those dates.

  The Bank has continued to emphasis indirect new and used auto lending, resulting in growth in the total consumer loan portfolio, from $410.8 million at December 31, 1998 to $471.4 million at September 30, 1999. Net losses from charge-offs in the consumer loan portfolio continue to increase as the total portfolio size grows relative to annual incremental increases. However, the Bank believes that the relative yields compensate for this increase in charge-offs. Gross yields through September 30,1999 were 9.52%, down slightly from 9.67% for the comparable period in 1998. Net yields, after credit losses, in the first nine months of 1999 declined from 9.01% to 8.65%. Consumer loans provide the highest yield after credit losses of any of the Bank's asset portfolios.

  Total deposits remained relatively stable, totaling $1,709.9 million at December 31, 1998 as compared to $1,770.1 million at September 30, 1999. During the period, the Bank's money desk funds grew to $231.5 million at September 30, 1999 from $199.1 million at December 31, 1998, and brokered certificates of deposits grew from $97.8 million at December 31, 1998 to $157.4 million at September 30, 1999. Offsetting these increases was a decrease in retail certificates of deposit of $22.2 million and a decrease in municipal deposits of $44.7 million. Interest credited to depositors and interest paid on borrowings totaled $64.3 million during that nine-month period, as compared to $62.5 million for the first nine months of 1998. The Company's borrowings increased from $229.7 million at December 31, 1998 to $284.2 million at September 30, 1999. Borrowings at September 30, 1999 consisted of $158.0 million of Federal Home Loan Bank advances and $70.3 million of a Federal Home Loan Bank line of credit. Of the remaining $55.9 million, $53.6 million are securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

  The following factors affected shareholders' equity in the first nine months of 1999. Earnings and stock options exercised increased shareholders' equity by $12.0 million and $1.9 million, respectively. An increase of $7.7 million in unrealized depreciation of available for sale securities and shareholder cash dividends of $7.1 million reduced shareholders equity for the first nine months of 1999.

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

                                                                Three Months Ended September 30,
----------------------------------------------------------------------------------------------------------
                                                       1999                                1998
----------------------------------------------------------------------------------------------------------
                                       Average                Yield/      Average                   Yield/
                                       Balance     Interest     Rate      Balance     Interest       Rate
----------------------------------------------------------------------------------------------------------
                                                              (Dollars In Thousands)
Interest-earning assets:
 Commercial loans                   $  895,303   $   20,475     9.15%  $  743,235   $   18,107       9.75%
 Consumer loans:
   Passbook                                118            4    13.56          172            5      11.63
   Overdraft checking                      628           30    19.11        1,274           36      11.30
   Business line of credit               1,376           39    11.34        1,066           30      11.26
   Credit cards                          9,439          393    16.65        9,738          391      16.06
   Personal-direct                      83,253        2,017     9.69       78,880        1,925       9.76
   Personal-indirect-new auto           59,241        1,215     8.20       48,367        1,063       8.79
   Personal-indirect-used auto         184,223        4,307     9.35      146,419        3,539       9.67
   Personal-indirect-mobile homes       62,299        1,522     9.77       51,707        1,253       9.69
   Personal-indirect-other              27,818          593     8.53       16,807          384       9.14
   Home equity line of credit           31,146          666     8.55       32,612          760       9.32
   Checkcard reserve                     2,329          246    42.25        1,536          166      43.23
   Student                               1,656           73    17.63        2,300          124      21.57
 ---------------------------------------------------------------------------------------------------------
  Total consumer loans                 463,526       11,105     9.58      390,878        9,676       9.90
----------------------------------------------------------------------------------------------------------
Real estate loans:
   Residential-fixed                    99,782        1,863     7.47      110,194        2,072       7.52
   Commercial-fixed                     11,318          243     8.59        6,566          128       7.80
   Residential-adjustable               76,599        1,404     7.33       98,099        1,882       7.67
   Commercial-adjustable               161,139        3,456     8.58      151,624        3,417       9.01
----------------------------------------------------------------------------------------------------------
   Total real estate loans             348,838        6,966     7.99      366,483        7,499       8.18
----------------------------------------------------------------------------------------------------------
Investment securities                  431,166        5,553     5.15      430,731        7,531       6.99
Mortgages held for sale                  8,107          163     8.04       14,730          335       9.10
----------------------------------------------------------------------------------------------------------
   Total interest-earning assets     2,146,940   $   44,262     8.25%   1,946,057   $   43,148       8.87%
----------------------------------------------------------------------------------------------------------
Non-interest-earning assets            111,930                            113,558
----------------------------------------------------------------------------------------------------------
   Total assets                     $2,258,870                         $2,059,615
==========================================================================================================

Interest-bearing liabilities:
 Deposits:
   Savings                          $  200,747      $ 1,294     2.58%  $  190,168   $    1,350       2.84%
   Money market                        315,776        3,322     4.21      307,824        3,386       4.40
   Certificates of deposit           1,021,040       13,592     5.33      985,305       13,989       5.68
   NOW                                 113,693          467     1.64       92,686          376       1.62
   Commercial checking                 136,303                            100,277
----------------------------------------------------------------------------------------------------------
   Total deposits                    1,787,559       18,675     4.18    1,676,260       19,101       4.56
 ----------------------------------------------------------------------------------------------------------
Borrowings                             268,741        3,537     5.26      183,565        2,529       5.51
Manditorily redeemable
  preferred securities                  30,000          623     8.31       22,960          460       8.01
----------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                     2,086,300      $22,835     4.38%   1,882,785   $   22,090       4.69%
----------------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities                            11,089                             24,468
----------------------------------------------------------------------------------------------------------
   Total liabilities                 2,097,389                          1,907,253
----------------------------------------------------------------------------------------------------------
Shareholders' equity                   161,481                            152,362
----------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity               $2,258,870                         $2,059,615
==========================================================================================================

Net interest income/net
 interest rate spread                               $21,427     3.87%               $   21,058       4.18%
==========================================================================================================
Net earnings assets/net
 interest rate margin                               $60,640     3.99%               $   63,272       4.33%
==========================================================================================================
Ratio of interest-earning
 assets to interest-bearing
 liabilities                                                    1.03X                                1.03X
==========================================================================================================

                                                     Three Months Ended September 30,
------------------------------------------------------------------------------------------------------
                                                1999                                 1998
------------------------------------------------------------------------------------------------------
                                 Average                   Yield/       Average                 Yield/
                                 Balance      Interest       Rate       Balance     Interest      Rate
------------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Interest-earning assets:
Commercial loans                $865,563       $57,924       8.92%   $  717,780      $52,741     9.80%
Consumer loans:
   Passbook                          131            12      12.21           191           16    11.17
   Overdraft checking                975            87      11.90         1,270          111    11.65
   Business line of credit         1,147            95      11.04           975           77    10.53
   Credit cards                    9,491         1,158      16.27         9,621        1,153    15.98
   Personal-direct                83,591         5,932       9.46        74,316        5,379     9.65
   Personal-indirect-new
   auto                           55,268         3,436       8.29        48,232        3,133     8.66
   Personal-indirect-used
   auto                          172,701        12,194       9.41       132,553        9,407     9.46
   Personal-indirect-mobile
   homes                          58,568         4,350       9.90        48,449        3,487     9.60
   Personal-indirect-other        23,501         1,497       8.49        12,695          879     9.23
   Home equity line of
   credit                         31,279         1,979       8.44        33,264        2,314     9.28
   Checkcard reserve               1,954           617      42.10         1,392          436    41.76
   Student                         2,950           183       8.27         4,185          245     7.81
------------------------------------------------------------------------------------------------------
      Total consumer loans       441,556        31,540       9.52       367,143       26,637     9.67
------------------------------------------------------------------------------------------------------
 Real estate loans:
   Residential-fixed             106,370         5,720       7.17       116,207        6,538     7.50
   Commercial-fixed                7,629           470       8.21         6,727          389     7.71
   Residential-adjustable         81,331         4,675       7.66       106,024        6,093     7.66
 Commercial-adjustable           163,042        10,578       8.65       155,537       10,733     9.20
------------------------------------------------------------------------------------------------------
   Total real estate loans       358,372        21,443       7.98       384,495       23,753     8.24
------------------------------------------------------------------------------------------------------
 Investment securities           436,064        18,921       5.79       374,412       19,057     6.79
 Mortgages held for sale           9,449           672       9.48        14,721          874     7.91
------------------------------------------------------------------------------------------------------
   Total interest-earning
   assets                      2,111,004      $130,500       8.24%    1,858,551     $123,062     8.83%
------------------------------------------------------------------------------------------------------
Non-interest-earning assets      111,802                                106,581
------------------------------------------------------------------------------------------------------
   Total assets               $2,222,806                             $1,965,132
======================================================================================================

Interest-bearing
 liabilities:
 Deposits:
   Savings                    $  193,058      $  3,700       2.56%   $  184,089     $  3,909     2.83%
   Money market                  307,478         9,268       4.02       299,893        9,970     4.43
   Certificates of deposit     1,041,870        40,911       5.24       919,024       38,948     5.65
   NOW                           112,843         1,405       1.66        90,093        1,072     1.59
   Commercial checking           121,670                                 90,506
------------------------------------------------------------------------------------------------------
   Total deposits              1,776,919        55,284       4.15     1,583,605       53,899     4.54
------------------------------------------------------------------------------------------------------
 Borrowings                      239,810         9,062       5.04       205,384        8,580     5.57
 Manditorily redeemable
  preferred securities            30,000         1,863       8.28         7,712          460     7.95
------------------------------------------------------------------------------------------------------
   Total interest-bearing
   liabilities                 2,046,729      $ 66,209       4.31%    1,796,701     $ 62,939     4.67%
------------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities                      17,486                                 23,785
------------------------------------------------------------------------------------------------------
   Total liabilities           2,064,215                              1,820,486
------------------------------------------------------------------------------------------------------
Shareholders' equity             158,591                                144,646
------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $2,222,806                             $1,965,132
======================================================================================================
Net interest income/net
 interest rate spread                         $ 64,291       3.93%                  $ 60,123     4.16%
======================================================================================================
Net earnings assets/net
 interest rate margin                         $ 64,275       4.06%                  $ 61,850     4.31%
======================================================================================================
Ratio of interest-earning
 assets to interest-bearing
  liabilities                                                1.03X                               1.03X
======================================================================================================


The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                                    1999 Compared to 1998                 1999 Compared to 1998
                                     Increase (Decrease)                    Increase (Decrease)
---------------------------------------------------------------------------------------------------
                                Volume       Rate        Net           Volume        Rate       Net
                                                        (Dollars In Thousands)

 Interest income on
  interest-earning assets:
 Commercial loans              $ 8,594   $ (6,226)   $ 2,368          $12,405    $ (7,222)  $ 5,183
 Consumer loans                  3,349     (1,920)     1,429            5,578        (675)    4,903
 Real estate loans                (360)      (173)      (533)          (1,577)       (733)   (2,310)
 Investment securities              52     (2,030)    (1,978)           3,881      (4,017)     (136)
 Mortgages held for sale          (137)       (35)      (172)            (427)        225      (202)
---------------------------------------------------------------------------------------------------
   Total                       $11,498   $(10,384)   $ 1,114          $19,860    $(12,422)  $ 7,438
===================================================================================================

Interest expense on
 interest-bearing liabilities:
 Deposits                      $ 5,460   $ (5,886)   $  (426)         $ 8,063    $ (6,678)  $ 1,385
 Borrowings                      1,916       (745)     1,171            2,552        (667)    1,885
---------------------------------------------------------------------------------------------------
   Total                         7,376     (6,631)       745           10,615      (7,345)    3,270
---------------------------------------------------------------------------------------------------
     Net interest income       $ 4,122   $ (3,753)   $   369          $ 9,245    $ (5,077)  $ 4,168
===================================================================================================


Interest Income
---------------

  The Company's interest income on interest-earning assets increased slightly from $43.1 million for the three months ended September 30, 1998 to $44.3 million for the three months ended September 30, 1999, and from $123.1 million to $130.5 million for the nine months ended September 30, 1998 and 1999, respectively. These increases in interest income were the result of increases in the average balance of interest-earning assets from $1,946.1 million to $2,146.9 million for the three months ended September 30, 1998 and September 30, 1999, respectively, and from $1,858.6 million to $2,111.0 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. The increases in average balances were somewhat offset by decreases in the average yield on interest-earning assets from 8.87% to 8.25% for the three months ended September 30, 1998 and 1999, respectively, and from 8.83% to 8.24% for the nine months ended September 30, 1998 and 1999, respectively. This reflected three decreases in the Company's Prime Rate of 25 basis points each during the 4th quarter of 1998, then two increases of 25 basis points in the 3rd quarter of 1999.

  The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The average balance of commercial loans increased $152.1 million from the third quarter of 1998 to $895.3 million for the third quarter of 1999, and increased $147.8 million to $865.6 million for the first nine months of 1999 compared to the first nine months of 1998. The average yield on commercial loans decreased from 9.75% for the third quarter of 1998 to 9.15% for the third quarter of 1999, and decreased from 9.80% to 8.92% for the first nine months of 1999 compared to the first nine months of 1998. The Prime Rate was 8.50% for all of the first quarter of 1998, 7.75% through the first two quarters of 1999, and rose to 8.25% in August 1999. With this fluctuation in rates and the increase in average balance, interest income on commercial loans rose to $57.9 million for the nine months ended September 30, 1999 from $52.7 million for the same period in 1998.

  The average balance of consumer loans increased 18.6% to $463.5 million for the three-month period ended September 30, 1999 compared to $390.9 million for the three-month period ended September 30, 1998, and increased 20.3% to $441.6 million for the nine-month period ended September 30, 1999 compared to $367.1 million for the nine-month period ended September 30, 1998. This was partially offset by a decline in yield on these assets to 9.58% from 9.90% for the third quarter of 1998, and a 15 basis point decline for the nine-month period ended September 30, 1999 compared to September 30, 1998. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. This provided an increase in interest income to $11.1 million from $9.7 million in the third quarter of 1998, and an increase to $31.5 million from $26.6 million for the nine months ended September 30, 1999 and 1998, respectively.

  The average balance of real estate loans decreased $17.6 million to $348.8 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. The quarter period reflected a decrease in yield from 8.18% to 7.99%,and the reduced average balance resulted in a net decline of $533,000 in interest income from real estate loans to $7.0 million. The average balance of real estate loans decreased $26.1 million to $358.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Although residential mortgage loans reflect a steadily declining percentage of the Bank's total loan portfolio, the Bank continues to originate a significant amount of fixed-rate residential mortgage loans for sale in the secondary market, while retaining servicing rights for most of the sales in order to generate fee income.

  The average balance of investment securities increased from $430.7 million for the third quarter of 1998 to $431.2 million for the third quarter of 1999. Yields on investment securities decreased for this same period from 6.99% to 5.15%, as the interest income on investment securities decreased $2.0 million for the comparative quarters. Interest income on investment securities was reduced by $1.1 million during the quarter to effectuate the write-down of a mortgage-backed security. This adjustment reduced the yield from 6.17% for these securities down to 5.15% as shown for the quarter. This also lowered the overall yield on earning assets from 8.45% down to 8.25%. The average balance of investment securities increased from $374.4 million for the first nine months of 1998 to $436.1 million for the first nine months of 1999. Yields on investment securities decreased for this same period from 6.79% to 5.79%, and contributed to decreased interest income on investment securities of $137,000 for the comparative periods.

Interest Expense
----------------

  Total interest expense increased by $0.7 million for the quarter ended September 30, 1999 as compared to the same period in 1998. The average balance of all interest-bearing liabilities increased from $1,882.8 million for the quarter ended September 30, 1998 to $2,086.3 million for the quarter ended September 30, 1999. This increase was substantially offset by a decrease in the average rate paid on all interest-bearing liabilities from 4.69% to 4.38% during the respective period. The average balance of deposits increased from $1,676.3 million during the three months ended September 30, 1998 to $1,787.6 million during the same period in 1999. The decrease in the yield of deposits was the major factor contributing to a decrease in interest paid on deposits from $19.1 million for the third quarter of 1998 to $18.7 million for the third quarter of 1999. Another component of the change in interest-bearing liabilities was the increase in average balance of borrowings from $183.6 million for the three months ended September 30, 1998 to $268.7 million for the three months ended September 30, 1999. This increase was offset by a decrease in the rate paid on borrowings from 5.51% to 5.26% during the three-month period as borrowing costs increased to $3.5 million for the three months ended September 30, 1999. A similar increase reflected average balances rising from $205.4 million for the nine-month period ended September 30, 1998 to $239.8 million for the nine-month period September 30, 1999. The borrowing increase in average balance was coupled with a decrease in the rate paid on borrowings from 5.57% for the nine months ended September 30, 1998 to 5.04% for the nine months ended September 30, 1999. The utilization of borrowings to fulfill the demand in loan growth has contributed to higher interest expense. With generally higher costs than retail deposits, borrowing costs have contributed to a narrowing of the spread between the Company's interest-earning assets and interest-bearing liabilities. Though the interest rate spread is narrowed by these higher costs, this relationship provides continued growth in net interest income.

Provision for Credit Losses
---------------------------

  The provision for credit losses increased from $3.5 million to $7.1 million for the quarters ended September 30, 1998 and September 30, 1999, respectively, and increased from $9.5 million to $14.2 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. The largest factor in the increase in the provision from the third quarter of 1998 to the same quarter of 1999 was the result of a $3.2 million write-down of a loan in anticipation of its' sale in the fourth quarter. This increased the provision in the third quarter but maintained a higher level of reserve balance. The allowance for possible credit losses increased to $27.4 million as of September 30, 1999, compared to $25.0 million as of December 31, 1998. See "Non-performing Loans and ORE". Management considers this level of reserves adequate to cover potential credit losses.

Non-interest Income
-------------------

  Non-interest income increased 19.5% from $2.6 million to $3.1 million for the three months ended September 30, 1998 to September 30, 1999, respectively, and increased 20.5% from $7.4 million to $8.9 million for the nine months ended September, 1998 to September 30, 1999, respectively. The factors contributing to the increase comparing third quarter of 1998 to the same quarter of 1999 were a $143,000 increase in service charges on deposit accounts, $19,000 in miscellaneous other charges, commissions, and fees, $138,000 in credit card fees, $44,000 in trust fees, and a $159,000 increase in fees and commissions on brokerage services. A non-recurring recovery for $146,000 occurred in the first quarter of 1999 and a revised fee structure for ATM charges caused the first nine months of 1999 to exceed the same period in 1998 by 20.5%.

Gains (Losses) On Sale of Securities
------------------------------------

  Gains on sale of securities were $1,000 for the third quarter of 1999 and losses were $215,000 for the nine months ended September 30, 1999. This compares to losses of $15,000 for the same quarter of 1998 and $530,000 for the nine months ended September 30, 1998. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

  The practice of the Company has been to sell or securitize long-term, fixed-rate residential mortgage loans. This provides liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this practice, the Company sold or securitized $19.0 million and $36.6 million for the third quarter of 1999 and 1998, respectively. This resulted in losses of $32,000 and gains of $47,000 for the same two periods, respectively. For the nine-month period ended September 30, 1999 and 1998, the Bank securitized or sold $101.1 million and $121.9 million, respectively, of residential mortgage loans. These sales generated losses of $335,000 and $289,000 for the same nine-month periods.

Operating Expense
-----------------

  Operating expense increased from $10.9 million for the quarter ended September 30, 1998 to $15.4 million for the quarter ended September 30, 1999. Several factors contributed to this increase. One-time acquisition costs in connection with the acquisition of Skaneateles Bancorp amounted to approximately $4.0 million in the third quarter of 1999 and $5.4 million for the nine months ended September 30, 1999. No such costs were incurred for the comparative periods in 1998. Salaries, pensions, and other employee benefits rose $126,000 from the third quarter of 1998 to the third quarter of 1999. Also, while salary costs declined, pension and benefit costs rose $145,000 from the third quarter of 1998 to the third quarter of 1999. Service expenses also increased for several reasons. The largest factor was the outsourcing of check processing in the fourth quarter of 1998 which caused an expense increase of $217,000 from the third quarter of 1998 to the third quarter of 1999. Increased usage of brokered deposits and the money desk caused all service expenses associated with the treasury function to increase by $20,000 in the third quarter of 1999 from the third quarter of 1998. Service expenses associated with credit card loans increased $187,000 from the third quarter of 1998 to the third quarter of 1999. Offsetting this increase in operating expense was a decrease in other real estate owned (ORE) expenses of $8,000 for the quarter ended September 30, 1999 compared to the same quarter in 1998, and a decrease of $203,000 for the nine months ended for the same period as a recovery of an ORE property sold during the third quarter generated a $53,000 gain on the sale.

Income Taxes
------------

  The income tax expense was $3.6 million and $0.4 million for the quarters ended September 30, 1998 and September 30, 1999, respectively, and $7.2 million and $10.1 million for the nine-month periods ended September 30, 1998 and September 30, 1999, respectively. These decreases were mainly due to decreased levels of taxable income.

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

                                                  September 30,   December 31,
                                                           1999           1998
------------------------------------------------------------------------------
                                                     (Dollars In Thousands)

Commercial loans:
 Non-accrual loans                                      $11,128        $11,732
Consumer loans:
 Accruing loans 90 days
  overdue                                                 1,467            818
Residential real estate
 loans:
Non-accrual loans                                         2,231          2,813
Commercial real estate
 loans:
 Non-accrual loans                                          618          1,730
------------------------------------------------------------------------------
Total non-performing loans and accruing loans 90 days
overdue                                                 $15,444        $17,093
==============================================================================
Total non-performing loans
to total gross loans                                       0.89%          1.08%
Total real estate acquired
in settlement of loans at
 net realizable value                                   $ 1,499        $ 3,021
Total non-performing loans
 and real estate acquired
 in settlement
 of loans at net
  realizable value to
  total assets                                             0.75%          0.94%

  Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, decreased to $16.9 million, or 0.75% of total assets at September 30, 1999, compared to $20.1 million, or 0.94% of total assets at December 31, 1998.

  At December 31, 1998, 55 non-performing residential real estate loans totalled $2.8 million. At September 30, 1999, non-performing residential real estate loans totalled $2.2 million and included 46 loans.

  At December 31, 1998, 6 non-performing commercial real estate loans totalled $1.7 million. At September, 1999, non-performing commercial real estate loans decreased to $618,000 and consisted of 4 loans ranging in size from $52,000 to $331,000.

  Non-performing commercial loans at December 31, 1998 totalled $11.7 million and included 65 individual loans ranging in size from $2,000 to $1.2 million.
At September 30, 1999, non-performing commercial loans decreased to $11.1 million and consisted of 53 individual loans ranging in size from $3,000 to $1.2 million.

  At December 31, 1998, the Company had $818,000 of loans 90 days or more past due on which it was accruing interest, as compared to $1.5 million at September 30, 1999.

  At September 30 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $13.1 million with a corresponding valuation allowance of $3.0 million.

  At December 31, 1998, ORE totalled $3.0 million, which consisted of 8 single-family residential properties with a book value totalling $271,000 and 13 commercial real estate properties with a book value totalling $2.7 million. At September 30, 1999, ORE totalled $1.5 million, which consisted of 13 single-family residential properties totalling $0.6 million and 8 commercial real estate properties with a book value of $0.9 million. One property was sold during the second quarter with a gain of $177,000 realized on the sale.

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

  The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                                      Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                    1999            1998         1999           1998
--------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars In Thousands)
Average gross loans outstanding                              $1,734,701      $1,524,359   $1,691,605      $1,492,593
====================================================================================================================

Allowance at beginning of period                             $   27,110      $   23,404   $   25,030      $   21,768

Charge-offs:
    Commercial loans                                              6,121           1,270        9,441           4,121
     Consumer loans                                               1,328             750        3,642           2,431
     Residential real estate loans                                   27               3          243             149
     Commercial real estate loans                                                   581          341             942
--------------------------------------------------------------------------------------------------------------------
          Total loan charge-offs                                  7,476           2,604       13,667           7,643
Recoveries:
    Commercial loans                                                380             106        1,025             402
     Consumer loans                                                 330             208          751             618
     Residential real estate loans                                                    9           49               9
     Commercial real estate loans                                                    22                           37
--------------------------------------------------------------------------------------------------------------------
          Total recoveries                                          710             345        1,825           1,066
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   6,766           2,259       11,842           6,577

Provision for credit losses charged to operating expenses         7,054           3,533       14,210           9,487
--------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                   $   27,398      $   24,678   $   27,398      $   24,678
====================================================================================================================

Ratio of net charge-offs to:
    Average gross loans outstanding (annualized)                   1.56%           0.59%        0.93%           0.59%
Ratio of allowance to:
    Non-performing loans                                         177.40%         168.24%      177.40%         168.24%
     Period-end loans outstanding                                  1.57%           1.60%        1.57%           1.60%

  Net charge-offs increased from $2.3 million for the third quarter of 1998 to $6.8 million for the same quarter in 1999. For the nine-month period ended September 30, 1998 compared to September 30, 1999, net charge-offs increased from $6.6 million to $11.8 million. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

  Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,882.8 million for the three-month period ended September 30, 1998 to $2,086.3 million for the same period ended September 30, 1999, an increase of $203.5 million. The most significant increases in interest-bearing liabilities for the quarter ended September 30, 1999 compared to September 30, 1998, were increases in the average balance of commercial checking and certificates of deposit. Commercial checking increased to an average balance of $136.3 million in the third quarter of 1999 from a $100.3 million average balance in the same quarter in 1998, and certificates of deposit increased to an average balance of $1,021.0 million in the third quarter of 1999 from a $985.3 million average balance in the same quarter in 1998. To fund loan growth, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk have grown to an average balance of $227.0 million in the third quarter of 1999 from a $201.0 million average balance in the same quarter in 1998. These deposits also grew from an average balance of $140.4 million for the first nine months of 1998 to $240.2 million for the first nine months of 1999. Brokered certificates of deposit additionally remain a source of funding for asset growth. The average balance of these deposits grew from $81.8 million for the third quarter of 1998 to $145.7 million for the third quarter of 1999. Average balances for nine months ended September 30, 1998 were $82.8 million and rose to $135.0 million for the nine months ended September 30, 1999. With the use of funds that normally carry somewhat higher rates, the overall cost of funds for all certificates of deposits declined from 5.68% to 5.33% from the third quarter of 1998 to the same period in 1999. Total borrowings increased from an average balance of $183.6 million to $268.7 million for the quarter ended September 30, 1998 to the same quarter ended September 30, 1999. With a decrease in the average rate paid on borrowings from 5.51% for the quarter ended September 30, 1998 to 5.26% for the same quarter in 1999 offset by the increase in average balance, interest expense on these borrowings increased from $2.5 million for the third quarter of 1998 to $3.5 million for the third quarter of 1999.

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

  The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At September 30, 1999, the total of approved loan commitments amounted to $111.2 million. Long-term borrowings of $75.0 million are scheduled to mature in the years 2008 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totalled $870.4 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

  At September 30, 1999, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.65%, which exceeds the current requirements for the Company. At September 30, 1999, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 10.68%.

  The Company's book value per common share decreased from $15.35 at December 31, 1998 to $14.98 at September 30, 1999.

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

Other Matters
-------------

  On July 1, 1999, BSB Bancorp, Inc. completed its acquisition of Skaneateles Bancorp, Inc. The merger agreement with Skaneateles Bancorp was overwhelmingly approved by Skaneateles' shareholders on June 29, 1999. The merger was announced in January and received regulatory approvals earlier in June. Under terms of the agreement, Skaneateles shareholders will receive .97 BSB shares for each share of Skaneateles stock.

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

 .    Renovation: Since 1995, the Company has formulated and completed two initiatives to maintain high quality data processing on an on-going basis. Year 2000 issues were addressed within the larger issue of maintaining the highest quality data processing available. In 1995, a Branch Automation Project was started and continued into 1996. In 1996, a Back Office Automation Project was completed. This provided the Company with Year 2000 compliant back office hardware and most software to address the concerns of both technology modernization and Year 2000 issues. In October 1998, the Company converted to M&I Data Services, which provides data service to all core processing and delivery systems. The M&I system is certified Year 2000 compliant by the Information Technology Association of America.

 .    Validation: Testing of all hardware and software has been conducted on an independent Local Area Network that has been established at the Company solely for that purpose. All systems have been renovated and management believes their systems including computer equipment and peripherals, internal data processing and information systems, vendor provided software, outsourced EDP solutions, business equipment, and physical systems are Year 2000 operational. The Company and its software vendors have tested all systems for Year 2000 readiness. The Company's software vendors have tested and have informed the Bank as to the readiness of all critical systems for Year 2000 readiness. In addition, the Company has upgraded its Business Recovery Plan and has developed a Year 2000 Contingency Plan.

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

     Year 2000 compliance costs pertaining to internal staff incurred cumulatively through September 30, 1999 have been approximately $100,000. An additional $5,000 is expected in 1999 for these same costs. Direct capital expenditures in their entirety have neared $100,000 through September 30, 1999 with further nominal amounts expected in 1999. These costs do not include normal ongoing costs for computer hardware (including ATM's) and software that have been incurred or would be replaced in the next year even without the presence of the Year 2000 Issue as these pertain to the ongoing programs for updating the Company's delivery infrastructure.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

  The stock of the Company is listed on The Nasdaq Stock Market National Market Tier under the symbol BSBN. As of September 30, 1999, the Company had 2,082 shareholders of record and 10,221,252 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                               Cash Dividends
                                                     Price Range    Per Share
-----------------------------------------------------------------------------
1998
-----------------------------------------------------------------------------
First Quarter                                       $36.00  $28.00      $0.20
Second Quarter                                      $35.25  $27.50      $0.20
Third Quarter                                       $32.75  $25.63      $0.20
Fourth Quarter                                      $33.00  $22.00      $0.23
1999
-----------------------------------------------------------------------------
First Quarter                                       $32.68  $24.25      $0.23
Second Quarter                                      $28.00  $24.25      $0.23
Third Quarter                                       $27.63  $24.00      $0.25

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

  Based on the Company's latest analysis of asset/liability mix (July 31, 1999), management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that a gradual 200 basis point increase in interest rates over the 12 months ending July 31, 2000 would decrease net interest income for that period by 0.04% or less and that a similar decrease in interest rates would decrease net interest income by 0.25% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Item 2 - Changes in Securities
         ---------------------
                   Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
                   Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                   Not applicable

Item 5 - Other Information
         -----------------
                   Not applicable

Item 6 - Exhibits and Reports on Form 8-K
                   (a) Exhibits
                          27 Financial Data Schedule

                   (b) Reports on Form 8-K
                          None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BSB Bancorp, Inc.



Date: November 15, 1999    By:  /s/ Alex S. DePersis
      -----------------         -----------------------------
                                ALEX S. DEPERSIS
                                President
                                 and Chief Executive Officer


Date: November 15, 1999    By:  /s/ Rexford C. Decker
      -----------------         -----------------------------
                                REXFORD C. DECKER
                                Senior Vice President
                                 and Chief Financial Officer