Form 10-K405
period 1999-12-31
BSB BANCORP INC
filed 2000-03-29
CIK 830257

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

                                   Form 10-K

      [X]        Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

                                      OR

      [_]      Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the transition period from _______ to ______

                       Commission File Number:  0-17177

                               BSB BANCORP, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                   16-1327860
    ---------------------------------                 ---------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 58-68 Exchange Street, Binghamton, New York                   13901
 -------------------------------------------             ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [_]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 2000, the aggregate value of the 10,245,842 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 852,013 shares held by all affiliates of the Registrant, was approximately $159,695,093. This figure is based on the closing sales price of $17.00 per share of the Registrant's Common Stock on March 6, 2000. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 6, 2000 - 10,245,842

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

    (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.

    (2) Portions of the definitive Proxy Statement to be filed within 120 days after the end of the fiscal year, covered by this Report for the Registrant's Annual Meeting of Shareholders to be held on April 24, 2000 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

                   Exhibit Index appears on numbered page 28

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                              FOR THE YEAR ENDED
                               DECEMBER 31, 1999
                               BSB BANCORP, INC.

                                                                                     Page
                                                                                     ----
PART I
  Item 1.      Business                                                                 1
  Item 2.      Properties                                                              20
  Item 3.      Legal Proceedings                                                       21
  Item 4.      Submission of Matters to a Vote of Security Holders                     21

PART II
  Item 5.      Market for the Registrants Common Equity and Related
                 Stockholder Matters                                                   21
  Item 6.      Selected Financial Data                                                 21
  Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         21
  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk              21
  Item 8.      Financial Statements and Supplementary Data                             21
  Item 9.      Changes In and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                21

PART III
  Item 10.     Directors and Executive Officers of the Registrant                      21
  Item 11.     Executive Compensation                                                  21
  Item 12.     Security Ownership of Certain Beneficial Owners and Management          21
  Item 13.     Certain Relationships and Related Transactions                          21

PART IV
  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K      22-25

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

  The Company, as a bank holding company, and the Bank, are subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation ("FDIC") and the State of New York Banking Department ("Banking Department"). Unless the context otherwise requires, all references to the Company herein are intended to include the activities of the Bank.

BSB Bank & Trust Company

  The Bank is headquartered in Binghamton, New York and conducts business in Broome, Chemung, Chenango, Onondaga, Oswego, and Tioga Counties, and adjacent areas of New York State. BSB Bank & Trust serves its customers from 22 full-service banking offices with 29 branch-based automatic teller machines (MachineTeller(R)), and 21 off-premise automatic teller machines. The Bank also serves its customers at twelve proprietary banking service locations (StoreTeller(R)) situated in a large area supermarket chain.

  The primary market area of the Bank is Broome, Chemung, Chenango, Onondaga, Oswego, and Tioga Counties, with a combined population of 1,002,218 according to the 1990 United States Census. The Bank is the leader in total deposits in Broome County. Over the past decade, BSB Bank & Trust has changed from a traditional thrift institution to a diversified financial service organization providing a broad range of deposit and loan products to area businesses and consumers. In particular, the Bank has become a major provider of banking services to the business community, as well as offering banking services to school districts and cooperative education centers, cities, towns, villages, and numerous municipal agencies. It has also expanded all phases of consumer lending, including both direct and indirect automobile financing and credit card lending.

  In July 1999, the Company completed its acquisition of Skaneateles Bancorp, Inc. Pursuant to the terms of the merger, each share of Skaneateles Bancorp common stock was exchanged for .97 shares of the Company's common stock.

LENDING ACTIVITIES

Loan Portfolio Composition

  BSB Bank & Trust's portfolio of loans totaled $1.7 billion at December 31, 1999, representing 76.9% of the Bank's total assets at that date, compared to $1.6 billion, and 73.9% of the Bank's total assets at December 31, 1998. Commercial loans continued to comprise a significant portion of the loan portfolio, increasing to $904.6 million, or 52.5% of all loans at December 31, 1999. These loans, being generally tied to the Company's Prime Rate, tend to increase the interest rate sensitivity of the loan portfolio. The consumer loan share of the portfolio increased from 26.0% of all loans at December 31, 1998 to 27.2%, or $468.0 million at December 31, 1999. Originations of all consumer loans were $262.3 million for 1999, compared to $244.6 million for 1998. The Company continues to increase this portfolio via indirect financing through local and surrounding area automobile dealers. Strong competition from captive finance companies has tempered originations, especially in the last half of 1999, to keep total originations for indirect used autos at $102.8 million for 1999 compared to $105.3 million for 1998. Indirect new auto loan originations were up from 1998 originations of $29.3 million to $33.3 million in 1999. Results from this focus on originating consumer loans has increased the balance of the indirect new and used auto loan portfolios to $242.2 million at December 31, 1999 from $208.4 million at December 31, 1998. Direct consumer loans increased from $80.1 million at December 31, 1998 to $82.6 million at December 31, 1999. The balance of mobile home loans increased to $66.8 million at December 31, 1999 from $54.9 million at December 31, 1998.

  The Company's policy of selling or securitizing fixed-rate residential mortgages to improve the liquidity of the portfolio, reduce interest rate risk, and to build servicing portfolio income resulted in sales and securitizations of $179.9 million in 1998. In 1999, $111.7 million of fixed-rate residential mortgages were sold to aid in managing liquidity and collateral needs. The Company had originations of fixed-rate residential mortgages of $113.6 million for 1999 compared to $193.9 million in 1998.

  The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.

                                                                      December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                         1999                 1998                  1997                  1996                 1995
(Dollars in Thousands)                 Amount  Percent      Amount   Percent      Amount   Percent      Amount  Percent      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                         $  904,632   52.53%  $  802,474    50.86%  $  677,238    47.68%  $  555,640   45.73%  $  466,075
Consumer:
  Student                               1,665    0.10%       2,393     0.15%       4,071     0.29%       2,451    0.20%       9,798
  Personal direct                      82,579    4.79%      80,069     5.07%      67,244     4.74%      51,494    4.24%      35,248
  Personal indirect-used auto         182,844   10.62%     156,606     9.92%     114,249     8.05%      67,336    5.54%      50,488
  Personal indirect-new auto           59,354    3.45%      51,746     3.28%      49,475     3.48%      44,844    3.69%      48,556
  Personal indirect-mobile homes       66,814    3.87%      54,867     3.48%      45,506     3.20%      27,728    2.28%      23,002
  Personal indirect-others             27,039    1.57%      18,715     1.19%       8,864     0.62%       4,374    0.36%       4,610
  Savings account                         114    0.01%         153     0.01%         229     0.02%         340    0.03%         423
  Overdraft checking                      580    0.03%       1,231     0.08%       1,277     0.09%       1,270    0.10%         998
  Business line of credit               1,612    0.09%         956     0.06%       1,025     0.07%
  Home equity                          32,125    1.87%      31,738     2.01%      34,081     2.40%      33,433    2.75%      34,988
  Debit card                            2,662    0.15%       1,814     0.11%       1,278     0.09%         628    0.05%
  Credit card                          10,598    0.62%      10,499     0.67%      10,255     0.72%       9,575    0.79%       9,692
-----------------------------------------------------------------------------------------------------------------------------------
    Total consumer loans              467,986   27.17%     410,787    26.03%     337,554    23.77%     243,473   20.03%     217,803
-----------------------------------------------------------------------------------------------------------------------------------
Real estate:
 Fixed-rate:
  Residential                          96,446    5.60%     100,959     6.40%     101,656     7.16%      92,953    7.65%     100,340
  FHA & VA                              5,509    0.32%       7,910     0.50%      10,390     0.73%      13,390    1.10%      16,810
  Commercial                           11,516    0.67%       5,614     0.36%       6,845     0.48%       8,395    0.69%       6,202
  Commercial FHA                          186    0.01%         194     0.01%         202     0.01%         208    0.02%         214
-----------------------------------------------------------------------------------------------------------------------------------
    Total fixed-rate                  113,657    6.60%     114,677     7.27%     119,093     8.38%     114,946    9.46%     123,566
-----------------------------------------------------------------------------------------------------------------------------------
 Adjustable-rate:
  Residential                          74,481    4.32%      87,644     5.55%     119,115     8.39%     134,945   11.10%     135,522
  Commercial                          161,496    9.38%     162,327    10.29%     167,352    11.78%     166,181   13.68%     155,615
-----------------------------------------------------------------------------------------------------------------------------------
    Total adjustable-rate             235,977   13.70%     249,971    15.84%     286,467    20.17%     301,126   24.78%     291,137
-----------------------------------------------------------------------------------------------------------------------------------
    Total real estate                 349,634   20.30%     364,648    23.11%     405,560    28.55%     416,072   34.24%     414,703
-----------------------------------------------------------------------------------------------------------------------------------
                                   $1,722,252  100.00%  $1,577,909   100.00%  $1,420,352   100.00%  $1,215,185  100.00%  $1,098,581
===================================================================================================================================

  The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 1999. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed and adjustable interest rates.

                                      Residential   Commercial  Commercial
                                      Real Estate  Real Estate    Business  Consumer
(Dollars in Thousands)                      Loans        Loans       Loans     Loans       Total
------------------------------------------------------------------------------------------------
Amounts due:
  Within one year                        $ 10,554     $ 15,896    $382,180  $110,468  $  519,098
  After one year through five years        41,691       53,819     379,474   248,120     723,104
  Beyond five years                       124,191      103,483     142,978   109,398     480,050
------------------------------------------------------------------------------------------------
    Total                                $176,436     $173,198    $904,632  $467,986  $1,722,252
================================================================================================

Amounts due after one year:
  Fixed                                  $ 93,756     $ 10,830    $295,289  $325,429  $  725,304
================================================================================================
  Adjustable                             $ 72,126     $146,472    $227,163  $ 32,089  $  477,850
================================================================================================

  Contractual maturities of loans do not necessarily reflect the actual term of loans in the Bank's portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses. These clauses give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages.

  Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

Origination, Securitization, and Sale of Loans

The following table shows the loans originated, securitized, sold, and repaid during the periods indicated.

                                                               Years Ended December 31,
(Dollars in Thousands)                                   1999         1998         1997
---------------------------------------------------------------------------------------
Gross loans receivable at beginning of period      $1,594,715   $1,427,811   $1,216,752
Mortgage loan originations:
 Conventional
   One- to four-family dwellings
   Fixed-rate                                         112,024      191,096       97,816
   Adjustable-rate                                      4,822        4,073        8,562
 Commercial real estate                                46,640       56,042       58,282
 FHA/VA                                                 1,588        2,795        4,188
---------------------------------------------------------------------------------------
      Total mortgage loans originated                 165,074      254,006      168,848
---------------------------------------------------------------------------------------

Commercial loan originations                          285,999      346,881      259,412

Consumer loan originations:
 Student loans                                          3,221        3,033        3,151
 Personal direct loans                                 38,206       39,295       37,096
 Personal indirect used auto loans                    102,798      105,315       89,674
 Personal indirect new auto loans                      33,277       29,311       31,137
 Personal indirect mobile home loans                   22,431       20,428       24,010
 Personal indirect other loans                         15,352        2,460        1,240
 Home improvement loans                                                 82           19
 Savings account loans                                     18           39          231
 Business line of credit loans                          4,144        2,998        1,149
 Overdraft checking                                     1,857        2,137        2,552
 Debit card                                             5,887        4,094        2,822
 Equity lines of credit                                15,567       17,899       17,570
 Credit card                                           19,571       17,525       15,721
---------------------------------------------------------------------------------------
   Total consumer loans originated                    262,329      244,616      226,372
---------------------------------------------------------------------------------------
      Total loans originated                          713,402      845,503      654,632
---------------------------------------------------------------------------------------

Commercial loan-credit advances                     1,048,761      927,898      992,642
Principal repayments                                1,517,802    1,421,987    1,351,031
Loans securitized:
 FNMA-fixed                                                         43,761        1,620
 FNMA-adjustable
---------------------------------------------------------------------------------------
   Total loans securitized                                          43,761        1,620
---------------------------------------------------------------------------------------
Loan sales:
 Student loans                                          3,056        4,562        1,708
 Residential mortgages                                111,683      136,187       81,856
---------------------------------------------------------------------------------------
   Total loan sales                                   114,739      140,749       83,564
---------------------------------------------------------------------------------------
      Net loan activity                               129,622      166,904      211,059
---------------------------------------------------------------------------------------
Gross loans receivable and loans
 held for sale at end of period                     1,724,337    1,594,715    1,427,811
Loans held for sale                                    (2,085)     (16,806)      (7,459)
---------------------------------------------------------------------------------------
Gross loans receivable at the end of the period     1,722,252    1,577,909    1,420,352
Allowance for possible credit losses                  (29,134)     (25,030)     (21,768)
Net deferred (fees) costs                                 636          507         (128)
---------------------------------------------------------------------------------------
Net loans receivable at the end of period          $1,693,754   $1,553,386   $1,398,456
=======================================================================================

Commercial Lending

  The commercial loan portfolio has become a significant part of the Bank's asset base. As of December 31, 1999, commercial loans amounted to $904.6 million, or 52.5% of the Bank's total loans as compared with $802.5 million, or 50.9% as of December 31, 1998. Under New York law, the Bank generally may not lend to any one entity more than 15% of the bank's capital stock, surplus, and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus, and undivided profits, provided that at least the amount of such loan between 15% and 25% of the Bank's capital stock, surplus, and undivided profits is collateralized. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 1999, 14 loan relationships had outstanding loans and commitments exceeding 10% of shareholders' equity compared to 15 at December 31, 1998. Also at December 31, 1999, there were 0 loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity compared to 2 at December 31, 1998. Each of these relationships have a well diversified source of repayment with adequate collateral, and any exception to policy must be approved by the Board Loan Committee. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

  At December 31, 1999, there were $329.9 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $193,000. Management continues to emphasize commercial loan originations, which amounted to $346.9 million, or 41.0% of total loans originated in 1998 compared to $286.0 million, or 40.1% of total loans originated in 1999. Total loan commitments to the 10 largest lending relationships ranged from $15.7 million to $20.3 million at December 31, 1999. Outstanding loan balances for these 10 relationships ranged from $5.9 million to $17.4 million are made up of 7 individual loans. Each of these loans have varied sources of repayment and collateral. The Bank continually reviews all larger group credits and often sells participations in these credits to other banks to limit exposure.

  The commercial loan portfolio is diversified by industry, type, and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 62% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 9.03% in 1999 and 9.65% in 1998. The Bank's average Prime Rate was 8.02% in 1999 and 8.38% in 1998. Commercial loans are made on both a collateralized and uncollateralized basis, and include collateralized lines of credit. Although most have shorter terms, the maximum term of a non-real estate collateralized commercial loan is ten years. The largest single extension of credit at December 31, 1999 was in the amount of $20.3 million and, as of that date, the largest single loan outstanding was $2.0 million on that credit. As of December 31, 1999, the Bank had 25 other relationships with outstanding loans and relationships exceeding $9.5 million. The Bank monitors commercial loan and commercial real estate industry stratifications at least twice a year and continues to require diversity throughout its commercial loan and commercial real estate portfolios. At December 31, 1999, the manufacturing industry made up 20.8% of the portfolio. At that same date, the service industry was 20.1% of the portfolio, finance/insurance/ real estate was 19.5% of the portfolio, loans to retail businesses stood at 14.6%, and loans to wholesale trade businesses at 11.1% rounded the top five. The order of these industrial classifications has not changed from December 31, 1998 and the percentages remained constant, except that loans to wholesale trades companies increased from 9.0% to 11.1% representing the largest change. Geographic concentrations are also reviewed at the same time as industry concentrations. Approximately 64% of commercial loans are located in the Bank's primary market area of Broome, Chemung, Chenango, Onondaga, Oswego, and Tioga Counties. The remaining 36% are spread through other counties of New York State.

  In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll, and direct deposit to employees' accounts.

Consumer Lending

  The Bank engages in a variety of consumer lending activities. As of December 31, 1999, a total of $468.0 million of consumer loans was outstanding as compared to $410.8 million and $337.6 million at December 31, 1998 and 1997, respectively. As seen in the table on page 2, the majority of the consumer loans is comprised of $418.7 million in personal loans (which includes indirect loans and savings account loans), $32.1 million in home equity loans, and $13.3 million in credit and debit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral, and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy, and by adverse economic conditions.

  Of the $418.7 million in personal loans outstanding at December 31, 1999, $82.7 million or 19.8% represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff; the $336.0 million or 80.2% represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, automobile, and other retail dealers. Indirect originations in 1999 totaled $173.9 million or 66.3% of all consumer loan originations. Of these indirect originations, used auto loans was the largest source at $102.8 million. Mobile home loans are originated through service companies and are supported by recourse agreements against significant reserve account balances. All personal loans originated for the Bank are advanced at fixed interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

  The lending and support staff and data processing system have been enhanced as the portfolio has grown. Given the past performance of the indirect loan portfolio and the opportunities for geographic and product diversification provided by growth in the indirect portfolio, the Bank places greater emphasis on the origination of indirect consumer loans. In 1999, the Bank originated $173.9 million of indirect consumer loan contracts compared with $157.5 million of such consumer loans in 1998.

   Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years, and are generally collateralized by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. During the fourth quarter of 1994, the Bank began offering home equity lines of credit with a term of 30 years. As of December 31, 1999, there were total home equity lines of credit available of $59.5 million with an outstanding balance of $32.1 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

  In 1993, the Bank introduced an adjustable-rate MasterCard program to complement its fixed-rate Visa credit card program. As of December 31, 1999, there were total credit card lines available of $42.8 million with an outstanding balance of $10.6 million as compared to $36.7 million and $10.5 million, respectively, at December 31, 1998.

  The significant growth in consumer lending, with its short-term characteristics, contributed to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

Residential Real Estate Lending

  The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 1999, $176.4 million, or 10.2% of the Bank's total loan portfolio consisted of residential mortgage loans. In 1999 and 1998, residential mortgage loan originations amounted to $118.4 million and $198.0 million, respectively, which represented approximately 16.6% and 23.4%, respectively, of the Bank's total loan originations.

  Mortgage activity in recent years has resulted in a substantial increase in the Bank's serviced mortgage loan portfolio. The serviced mortgage loan portfolio, a source of non-interest income, increased from $513.3 million at December 31, 1998 to $559.9 million at December 31, 1999. This increase in serviced loans from December 31, 1998 to December 31, 1999 was facilitated by the sales of residential mortgages of $136.2 million in 1998 and $111.7 million in 1999.

Commercial Real Estate Lending

  The Bank originated $46.6 million in commercial real estate loans in 1999 compared to $56.0 million in 1998 and $58.3 million in 1997. At December 31, 1999, the Bank had $173.2 million of commercial real estate loans outstanding, representing approximately 10.1% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans, with rates adjusting every one, three, or five years, represent 93.2% of the total commercial real estate loan portfolio at December 31, 1999.

  The commercial real estate loans offered by the Bank are being underwritten with terms of up to 25 years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 1999 was 8.80% and 9.21% in 1998. The largest single commercial real estate loan advanced during 1999 was $4.2 million.

Non-performing Loans and Other Real Estate Owned ("ORE")

  The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue, and other real estate owned held by the Bank at the dates indicated:

(Dollars in Thousands)                                       1999      1998      1997      1996      1995
---------------------------------------------------------------------------------------------------------
Commercial loans:
  Non-accrual loans                                       $ 8,448   $11,732   $11,037   $ 7,333   $ 8,928
Consumer loans:
  Accruing loans 90 days overdue                              945       818       557       451       206
Residential real estate loans:
  Non-accrual loans                                         2,161     2,813     2,400     2,915     2,191
Commercial real estate loans:
  Non-accrual loans                                            53     1,730     2,899     5,088     3,625
---------------------------------------------------------------------------------------------------------
    Total non-performing loans and accruing
      loans 90 days overdue                               $11,607   $17,093   $16,893   $15,787   $14,950
=========================================================================================================
Total non-performing loans to total loans                    0.67%     1.08%     1.19%     1.30%     1.36%
=========================================================================================================
Total real estate acquired in settlement of loans at
  lower of cost or fair value                             $   910   $ 3,021   $ 3,735   $ 2,110   $ 3,045
=========================================================================================================
Total non-performing loans and real estate acquired in
  settlement of loans at fair value to total assets          0.56%     0.94%     1.14%     1.11%     1.24%
=========================================================================================================

  During 1999, 1998, 1997, 1996, and 1995, approximately $806,000, $783,000,
$768,000, $882,000 and $1.0 million of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

  During 1999, 1998, 1997, 1996, and 1995, $119,000, $567,000, $682,000,
$442,000 and $522,000 respectively, of interest income on non-accrual loans was recognized during the periods as loans were paid to a current status or paid in full.

  Total non-performing loans and other real estate owned decreased to $12.5 million, or 0.56% of total assets at December 31, 1999, compared to $20.1 million, or 0.94% of total assets at December 31, 1998.

  At December 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $5.5 million with a valuation allowance aggregating $1.8 million. For the twelve months ended December 31, 1999, the average recorded investment in impaired loans was approximately $10.1 million. The Company recognized, on a cash basis, $151,000 of interest on impaired loans during the portion of the year they were impaired. The Bank will work with borrowers to restructure or modify terms of their loans if difficulties arise in repayment. If necessary, at the time of modification, the loan will be written down to represent the balance of future cash receipts. A non-performing loan that has been modified will stay a non-performing loan for a period of 3 months and will be brought back to performing status only if it has been current for those 3 months. Also the repayment of all future contractual principal and interest must be deemed collectible and the borrower must demonstrate the ability to sustain performance. At December 31, 1999, the Bank had $13.1 million restructured commercial loans with $6.6 million included in non-accrual. At December 31, 1998, the Bank had $11.9 million of restructured commercial loans with $6.4 million in non-accrual.

  At December 31, 1999, non-performing residential real estate loans totaled $2.2 million. At December 31, 1998, non-performing residential real estate loans totaled $2.8 million. Loan loss reserves have been established that are deemed adequate by management.

  At December 31, 1998, non-performing commercial real estate loans totaled $1.7 million. At December 31, 1999, non-performing commercial real estate loans decreased to $53,000. This decline resulted primarily from

Skaneateles Bancorp loans that had matured by December 31, 1998, but had not been renewed or paid off as of that date. At December 31, 1999, these loans had paid off or been renewed and were currently performing.

  Non-performing commercial loans at December 31, 1999 totaled $8.4 million and included 34 individual loans ranging in size from $6,000 to $1.2 million. At December 31, 1998, non-performing commercial loans were at $11.7 million. These loans and all other non-performing loans have been internally risk-rated.

  The Bank's non-accrual loans decreased from $17.1 million at December 31, 1998 to $11.6 million at December 31, 1999. At December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $12.1 million with a valuation allowance aggregating $4.4 million. For the twelve months ended December 31, 1998, the average recorded investment in impaired loans was approximately $11.0 million. The Company recognized, on a cash basis, $347,000 of interest on impaired loans during the portion of the year they were impaired.

  At December 31, 1999, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $0.9 million and consisted of 10 single-family residential properties with a book value totaling $526,000 and 4 local commercial real estate properties with a book value totaling $384,000. At December 31, 1998, ORE totaled $3.0 million, which consisted of 8 single-family residential properties with a book value totaling $271,000 and 13 commercial real estate properties with a book value totaling $2.7 million.

  During 1999, 8 single-family residential properties with a book value totaling $247,000 were sold. During 1999, 17 single-family residential properties with a book value of $864,000 were added to the ORE portfolio from 1998. In 1999, 13 residential real estate ORE properties were written down by $390,000.

  During 1999, 7 commercial real estate properties with a book value of $1.5 million were sold, 3 local commercial real estate properties with a book value totaling $167,000 were charged off, and 4 commercial real estate properties valued at $1.1 million were partially charged off. During 1999, 2 commercial real estate properties with a book value totaling $57,000 were added to the portfolio. Due to declining commercial real estate values, 11 commercial real estate ORE properties were reduced by $887,000 and charged to other real estate expenses. All real estate carried in the Company's ORE portfolio are supported by recent independent appraisals.

  Allowance for Possible Credit Losses. Management reviews the adequacy of the allowance at least quarterly. Prior to 1995, the allowance was assessed by applying projected loss ratios to the risk-ratings (i.e. "classification") of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various "classifications" and concentrations of loans, transfer risks, and other pertinent factors. The Bank added significantly to the allowance for possible credit losses in the fourth quarter of 1999 to bring the ratio of the allowance to total loans outstanding at December 31, 1999 to 1.69% from 1.59% at December 31, 1998. The ratio of allowance to non-performing loans was also raised to 251.0% at December 31, 1999 from 146.4% at December 31, 1998.

  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for possible credit losses during the periods indicated. Management considers the allowance for possible credit losses (reserves) of $29.1 million at December 31, 1999 adequate to cover potential credit losses.


                                                                                Years Ended December 31,
(Dollars in Thousands)                          1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------
 Average total loans outstanding          $1,699,850   $1,507,493   $1,313,576   $1,158,568   $1,084,492
========================================================================================================

Allowance at beginning of period          $   25,030   $   21,768   $   19,168   $   17,179   $   16,840

Charge-offs:
 Commercial loans                             11,635        6,389        5,314        6,799        4,097
 Consumer loans                                5,110        3,280        2,244        1,774        1,132
 Residential real estate loans                   267          238          175          190           81
 Commercial real estate loans                    381        1,083        2,718        1,352        2,754
--------------------------------------------------------------------------------------------------------
   Total loans charged-off                    17,393       10,990       10,451       10,115        8,064
Recoveries
 Commercial loans                              1,173          456        1,348        1,232          427
 Consumer loans                                1,087          785          588          558          364
 Residential real estate loans                    83            9            2           12           18
 Commercial real estate loans                     17           71          299          156           26
--------------------------------------------------------------------------------------------------------
   Total recoveries                            2,360        1,321        2,237        1,958          835
--------------------------------------------------------------------------------------------------------
Net charge-offs                               15,033        9,669        8,214        8,157        7,229
Provision for credit losses charged to
 operating expenses                           19,137       12,931       10,814       10,146        7,568
--------------------------------------------------------------------------------------------------------
 Allowance at end of period               $   29,134   $   25,030   $   21,768   $   19,168   $   17,179
========================================================================================================

Ratio of net charge-offs to:
 Average total loans outstanding                0.88%        0.64%        0.63%        0.70%        0.67%
Ratio of allowance to:
 Non-performing loans                         251.00%      146.43%      128.86%      121.42%      114.91%
 Year-end total loans outstanding               1.69%        1.59%        1.53%        1.58%        1.56%

  The provision for credit losses was $19.1 million in 1999 and $12.9 million in 1998. Both the increase in provision and net charge-offs were adversely affected by a $3.3 million charge-off taken in the third quarter of 1999 on a single loan as had been previously reported. The allowance for possible credit losses increased to $29.1 million, or 1.69% of total loans at December 31, 1999, from $25.0 million, or 1.59% at year-end 1998 to reflect the continued growth in the commercial and consumer loan portfolios relative to other loan assets. Net charge-offs in 1999 amounted to $15.0 million, or 0.88% of average total loans outstanding, compared to $9.7 million, or 0.64% in 1998. Non-performing loans at December 31, 1999 were $11.6 million, or 0.67% of total loans outstanding, down from $17.1 million, or 1.08% at December 31, 1998.

  The following table indicates the allowance for possible credit losses by the following categories of loans for the following periods:

                                                                                          Years Ended December 31,
                             1999              1998              1997              1996              1995
                           Amount    % (1)   Amount    % (1)   Amount    % (1)   Amount    % (1)   Amount    % (1)
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Real Estate:
 Commercial               $ 2,329   10.06%  $ 2,873   10.66%  $ 3,946   12.28%  $ 3,644   14.38%  $ 2,875   14.75%
 Residential                  240   10.24       444   12.45       268   16.27       289   19.86       258   23.00
Commercial                 21,446   52.53    17,270   50.86    14,886   47.68    13,677   45.72    12,653   42.42
Consumer                    5,119   27.17     4,443   26.03     2,668   23.77     1,558   20.04     1,393   19.83
-----------------------------------------------------------------------------------------------------------------
                          $29,134  100.00%  $25,030  100.00%  $21,768  100.00%  $19,168  100.00%  $17,179  100.00%
=================================================================================================================

(1)  Percent of loans in each category to total loans at the dates indicated.

INVESTMENT ACTIVITIES

  As of December 31, 1999, the Bank's investment securities portfolio of $401.7 million constituted 17.9% of its total assets. Such securities consist of United States Treasury securities, United States Government Agency securities, mortgage-backed securities, collateralized mortgage obligations ("CMO"), obligations of state and local governments, and corporate debt and equity securities.

  Collateralized mortgage obligations consist of pools of mortgages divided into classes (or "traunches"). Principal amortization and prepayments are directed in a predetermined order, as received, into each class until it is paid off. The vast majority of CMOs purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank owns and occasionally buys private issuer CMOs. The Bank purchases mostly senior traunches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. The Bank performs tests on CMOs at the time of purchase to determine that the issues being considered for purchase fall within the risk parameters established by the Bank's investment policy.

   The Bank also purchases and sells mortgage participation certificates that consist primarily of certificates issued by FNMA and the FHLMC. The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 1999, the Bank's gross mortgage-backed securities portfolio of $165.8 million included $111.6 million of CMOs, $9.6 million in GNMA securities, and $44.6 million in participation certificates.

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

  The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated. (Also, see Note 2 of the Consolidated Financial Statements included in the 1999 Annual Report to Shareholders):

                                                                                   December 31,
(Dollars in Thousands)                        1999          1998     1997       1996       1995
-----------------------------------------------------------------------------------------------
Collateralized mortgage obligations       $111,613      $110,300  $57,988   $108,780   $ 85,344
GNMA securities                              9,591        10,228    1,204      1,495      1,886
Participation certificates                  44,628        51,033   27,453     53,797     63,603
-----------------------------------------------------------------------------------------------
                                           165,832       171,561   86,645    164,072    150,833
-----------------------------------------------------------------------------------------------
Net (discounts) and premiums                   844           486     (253)        47       (383)
Unrealized appreciation (depreciation)      (6,931)          375   (1,265)      (530)       738
-----------------------------------------------------------------------------------------------
                                          $159,745 (1)  $172,422  $85,127   $163,589   $151,188
===============================================================================================

(1) The book value of mortgage-backed securities at December 31, 1999 include approximately $144.5 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

  The U.S. Government Agency Obligations in the Bank's investment portfolio consist primarily of securities callable by the issuing agencies with calls ranging out to four years. The call features limit the appreciation potential of the securities as the possibility of them being called on the call date rises as interest rates decline.

The following table shows the Bank's activity in mortgage-backed securities during the years indicated:

                                                                                    December 31,
(Dollars in Thousands)                                               1999        1998       1997
------------------------------------------------------------------------------------------------
Mortgage-backed securities at beginning of year (gross)          $171,561    $ 86,645   $164,072
  Purchases:
    GNMA securities                                                             9,989
    Collateralized mortgage obligations                            33,540     119,220     29,184
    Participation certificates                                                  1,621        683
------------------------------------------------------------------------------------------------
      Total purchases                                              33,540     130,830     29,867
------------------------------------------------------------------------------------------------
  Securitizations:
    Participation certificates                                                 43,761      1,620
------------------------------------------------------------------------------------------------
  Sales:
    GNMA securities                                                               697
    Collateralized mortgage obligations                            10,101      46,831     66,338
    Participation certificates                                        177      17,009     19,867
------------------------------------------------------------------------------------------------
      Total sales                                                  10,278      64,537     86,205
  Principal repayments:
    GNMA securities                                                   637         268        291
    Collateralized mortgage obligations                            23,420      20,076     13,638
    Participation certificates                                      4,934       4,794      8,780
------------------------------------------------------------------------------------------------
      Total principal repayments                                   28,991      25,138     22,709
------------------------------------------------------------------------------------------------
      Net change in principal                                      (5,729)     84,916    (77,427)
------------------------------------------------------------------------------------------------

Mortgage-backed securities at end of year (gross)                 165,832     171,561     86,645
------------------------------------------------------------------------------------------------
    Net (discounts) and premiums                                      844         486       (253)
    Unrealized appreciation (depreciation)                         (6,931)        375     (1,265)
------------------------------------------------------------------------------------------------
      Net mortgage-backed securities at end of year              $159,745    $172,422   $ 85,127
================================================================================================

  The following table sets forth the Bank's investment portfolio at carrying value at the dates indicated:

(Dollars in Thousands)                                               1999        1998       1997
------------------------------------------------------------------------------------------------
Bond investments:
 U.S. Treasury and U. S. Government Agency obligations           $202,906    $217,662   $183,613
 Municipal obligations                                             22,482      17,513     11,150
 Corporate obligations                                                                     5,125
 Other                                                              1,372       1,020        727
------------------------------------------------------------------------------------------------
   Total bond investments                                         226,760     236,195    200,615
------------------------------------------------------------------------------------------------

Stock investments:
 Marketable equity securities                                          20          22         22
 Preferred stocks                                                   3,591         591        591
 Other                                                             21,421      17,884     16,269
------------------------------------------------------------------------------------------------
   Total stock investments                                         25,032      18,497     16,882
------------------------------------------------------------------------------------------------
Total investment securities at book value                         251,792     254,692    217,497
------------------------------------------------------------------------------------------------
Unrealized appreciation (depreciation)                             (9,814)        422         47
------------------------------------------------------------------------------------------------
Total investment securities                                      $241,978    $255,114   $217,544
================================================================================================

  The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 1999. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.

                                                                                     Maturing After Five Years
                                       After One Year Through Five Years                 Through Ten Years
-----------------------------------------------------------------------------------------------------------------
                                     In one
                                      Year            Fixed         Variable          Fixed         Variable
                                     or less        Interest
                                  Amount  Rate    Amount   Rate   Amount  Rate     Amount  Rate   Amount  Rate
-----------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
Investment securities
 U.S. Treasury and U.S.
   government agencies
   and corporations              $ 4,024  5.79%  $61,041   6.24%   $ 144  6.38%  $127,665  6.70%   $   -   ---%
 Obligations of states and
   political subdivisions          6,750  3.85     5,532   4.23                     7,638  4.90
Corporate bonds:
 Domestic                                            390   8.00
Corporate stocks
Other
-----------------------------------------------------------------------------------------------------------------
 Total net investments
   and other securities          $10,774  4.57%  $66,963   6.08%   $ 144  6.38%  $135,303  6.59%   $   -   ---%
=================================================================================================================

                                           After Ten Years                Total
                                   ------------------------------------------------

                                       Fixed          Variable

                                    Amount  Rate   Amount    Rate      Amount  Rate
                                   ------------------------------------------------

Investment securities
 U.S. Treasury and U.S.
   government agencies
   and corporations                $10,032  7.00%    $  -     ---%   $202,906  6.55%
 Obligations of states and
   political subdivisions            2,562  5.59                       22,482  4.50
Corporate bonds:
 Domestic                              982  7.31                        1,372  7.51
Corporate stocks                     3,611  8.38                        3,611  8.38
Other                               21,421  7.67                       21,421  7.67
-----------------------------------------------------------------------------------
 Total net investments
   and other securities            $38,608  7.42%    $  -     ---%   $251,792  6.49%
===================================================================================

DEPOSITS

  At December 31, 1999, the Bank had $1,901.2 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, certificates of deposit, and pension accounts for both individuals and small businesses. Of these deposit instruments, $1,111.3 million, or 58.5% of all deposits consisted of term accounts, $430.0 million, or 22.6% consisted of money market deposit accounts, $186.8 million, or 9.8% consisted of passbook, escrow, and statement savings accounts, $31.2 million, or 1.6% consisted of NOW accounts and $141.9 million, or 7.5% consisted of commercial checking accounts.

  At December 31, 1999, brokered deposits totaled $231.9 million with original maturities of one to five years. This compares to a balance of $97.8 million at December 31, 1998. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

  The Bank maintains a "sweep program" allowing balances to be "swept" from NOW accounts into money market deposit accounts. At December 31, 1999, approximately $89.2 million of the money market accounts were NOW balances being swept into the account. With the success of commercial lending within the Bank comes an increase in commercial checking account balances of $26.5 million from December 31, 1998 to $141.9 million at December 31, 1999.

  Since 1979, the Bank has offered electronic delivery systems. Since such date, the Bank's ATM network (MachineTeller(R)) and point-of-sale network (StoreTeller(R)) have processed over 11.4 million transactions for the Bank's depositors.

  Deposit accounts in the Bank are insured to the maximum permissible amounts by the Bank Insurance Fund ("BIF"), as administered by the FDIC. Accordingly, the Bank is subject to rules, regulations and examinations of the FDIC.

  The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:

                                                                                December 31,
                                                     1999                          1998                          1997
--------------------------------------------------------------------------------------------------------------------------------
                                                             Average                       Average                       Average
                                                            Interest                      Interest                      Interest
(Dollars in Thousands)                      Amount     %        Rate      Amount     %        Rate      Amount     %        Rate
--------------------------------------------------------------------------------------------------------------------------------
Passbook and statement                  $  182,264    9.59%    2.50%  $  183,883   10.75%    3.00%  $  174,458   11.97%     2.96%
NOW accounts                                31,197    1.64     1.31      113,948    6.66     1.52       91,706    6.29      1.68
Money market deposit accounts              429,991   22.62     4.08      300,911   17.60     4.02      287,579   19.73      4.67
Commercial checking accounts               141,907    7.46               115,429    6.75        -       96,395    6.61         -
One to two year certificates (1)           283,068   14.89     5.04      249,699   14.60     5.44      233,031   15.99      5.67
Two to three year certificates (1)         110,971    5.84     5.52      146,848    8.59     5.78      155,734   10.68      5.91
Other certificates (1)                     717,272   37.72     5.59      594,771   34.79     6.01      414,014   28.41      5.78
Escrow                                       4,534    0.24     2.00        4,371    0.26     2.00        4,609    0.32      2.03
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits at end of period    $1,901,204  100.00%    4.37%  $1,709,860  100.00%    4.52%  $1,457,526  100.00%     4.57%
================================================================================================================================

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

  The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 1998 and December 31, 1999, which mature during the periods indicated:

                                                                            Amounts at December 31, 1999
                                                                                         Maturing Within
                                                             -------------------------------------------
                                           December 31,           One        Two     Three
(Dollars in Thousands)                  1998          1999       Year      Years     Years    Thereafter
--------------------------------------------------------------------------------------------------------
Certificate accounts:
 2% to 3.99%                        $  8,882    $    5,586   $  5,577              $     4       $     5
 4% to 5.99%                         891,640       909,851    799,815    $62,590    32,972        14,474
 6% to 7.99%                          88,873       194,349    175,884      9,686     6,827         1,952
 8% to 9.99%                           1,506         1,294        500        215       127           452
 10% to 11.99%                           416           230                   230
--------------------------------------------------------------------------------------------------------
   Total certificate accounts       $991,317    $1,111,310   $981,776    $72,721   $39,930       $16,883
========================================================================================================

  The following table sets forth deposit activity for the periods indicated:

                                                          Years Ended December 31,
(Dollars in Thousands)                              1999         1998         1997
----------------------------------------------------------------------------------
Net increase before interest credited           $115,802     $179,947     $ 74,265
Interest credited                                 75,542       72,387       60,180
----------------------------------------------------------------------------------
Net deposit increase                            $191,344     $252,334     $134,445
==================================================================================

  The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.

                                                                     Years Ended December 31,
(Dollars in Thousands)                                         1999         1998         1997
---------------------------------------------------------------------------------------------
Deposits at beginning of period                          $1,709,860   $1,457,526   $1,323,081

Increase (decrease) in:
  Passbook accounts                                          (1,619)       9,425        3,035
  NOW accounts                                              (82,752)      22,243       10,067
  Money market deposit accounts                             129,080       13,332       16,266
  Commercial checking accounts                               26,478       19,035       24,527
  One to two year certificates                               33,369       16,669       36,781
  Two to three year certificates                            (35,877)      (8,887)      14,116
  Other certificates                                        122,501      180,756       29,710
  Escrow                                                        164         (239)         (57)
---------------------------------------------------------------------------------------------
Net increase (decrease) in deposits during the period       191,344      252,334      134,445
---------------------------------------------------------------------------------------------

Deposits at end of period                                $1,901,204   $1,709,860   $1,457,526
=============================================================================================

The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 1999, which mature during the periods indicated:

                                             Maturing Within
                                                   Over        Over
                                                  Three      Six to
                                       Three     to Six      Twelve
(Dollars in Thousands)       Total    Months     Months      Months  Thereafter
-------------------------------------------------------------------------------
2% to 3.99%               $  5,379  $  1,195    $ 1,763     $ 2,421
4% to 5.99%                226,464   135,910     40,211      40,726     $ 9,617
6% to 7.99%                 73,783     9,712     34,692      26,187       3,192
10% to 11.99%                  164                                          164
-------------------------------------------------------------------------------
  Total                   $305,790  $146,817    $76,666     $69,334     $12,973
===============================================================================

BORROWINGS

The Bank has available a number of sources for borrowing funds. The Bank's principal borrowings are securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of New York. See Note 9 of Notes to Consolidated Financial Statements included in the 1999 Annual Report to Shareholders.

The following table sets forth the borrowings of the Bank as of the dates indicated:

(Dollars in Thousands)                                   1999       1998
------------------------------------------------------------------------
Federal Home Loan Bank advances                      $ 90,538   $188,465
Mandatorily redeemable preferred securities            30,000     30,000
Securities sold under repurchase agreements            49,218     38,638
Other                                                   2,289      2,633
------------------------------------------------------------------------
                                                     $172,045   $259,736
========================================================================

Borrowings at December 31, 1999 have maturity dates as follows:

                                                                Weighted
(Dollars in Thousands)                                      Average Rate     Amount
-----------------------------------------------------------------------------------
Borrowings maturing or callable in 2000                             5.45%  $119,048
December 23, 2002                                                  10.51      2,000
October 6, 2003                                                     4.73     20,000
February 5, 2007                                                    7.08        443
January 11, 2019                                                    6.08        554
Mandatorily redeemable preferred securities - 2028                  8.13     30,000
-----------------------------------------------------------------------------------
                                                                    5.90%  $172,045
===================================================================================

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:

(Dollars in Thousands)                          1999         1998        1997
-----------------------------------------------------------------------------
Outstanding balance at end of year          $119,048     $155,272    $189,215
Average interest rate                           5.45%        5.00%       6.10%
Maximum outstanding at any month end        $256,863     $187,758    $230,860
Average amount outstanding during year      $179,499     $153,242    $182,990
Average interest rate during year               5.11%        5.48%       5.68%

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

  The Bank provides full trust services to individuals, corporations, and non-profit organizations including executor of estates, trustee under wills, living trust agreements, custodian services, investment management services, and acts as trustee of qualified retirement plans. At December 31, 1999, the Bank managed $343.3 million in trust assets.

INVESTMENT IN SUBSIDIARIES

  At December 31, 1999, the BSB Bank & Trust is the only banking subsidiary of the Company. The Bank has an investment in 5 wholly owned subsidiaries aggregating $294,000 at December 31, 1999. B-Save Corporation was incorporated in 1982 and performs investment management services for the Bank.

  On July 21, 1998, the Company formed a subsidiary business trust, BSB Capital Trust I, L.L.C. (the "Trust"), for the purpose of issuing preferred securities which qualify as Tier I capital. Concurrent with its formation, the Trust issued $30.0 million at par value of 8.125% preferred securities in an exempt offering. The preferred securities are non-voting, mandatorily redeemable in 2028, and guaranteed by the Company. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straightline basis. The net proceeds were used to fund commercial and consumer loan growth.

  BSB Credit was incorporated in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

  During 1996, the Bank formed a wholly owned subsidiary, BSB Financial Services, Inc. This Company became the focal point for marketing brokerage services. Plans are currently under way to add new financial services to the Bank's product mix to better serve the non-traditional banking customer. BSB NEWPRO was incorporated in 1997 and acquires, holds, maintains, and disposes of property acquired through foreclosure for the Bank.

  As part of the acquisition of Skaneateles Bancorp, Inc., the Company acquired a wholly owned real estate investment trust subsidiary. This company was formed for the purpose of purchasing real estate secured loans originated by the Bank from time to time.

PERSONNEL

  As of December 31, 1999, the Company, on a consolidated basis, had 452 full-time and 131 part-time employees. The employees are not represented by any collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

   As a bank holding company, the Company is required to maintain qualifying capital, half of which must be leverage or Tier 1 capital, equal to 8% of its risk-weighted assets and off-balance sheet items. In 1990, the Federal Reserve Board amended its capital regulation to establish a new minimum leverage ratio of 3% Tier 1 capital to total average assets for the highest rated bank holding companies with an additional cushion of approximately 100 to 200 basis points for all other bank holding companies. At December 31, 1999, the Bank met the requirements for a "well-capitalized" institution. At December 31, 1999, the Company's Tier 1 or leverage capital-to-average assets ratio, as defined in the risk-based capital regulation equaled 7.85% of average assets or $178.2 million, which exceeds the current minimum requirements for the Company by $110.1 million. At December 31, 1999, its total capital to risk-adjusted assets ratio, calculated under the Federal Reserve Board risk-based capital requirement, was 9.83%, which exceeded the 4% minimum by $105.7 million. As an FDIC insured institution, the Bank is required to maintain specified levels of minimum capital, including: (i) core or Tier 1 capital in an amount not less than 3% of total assets (plus an additional cushion of at least 100 to 200 basis points for all but the most highly rated banks) and (ii) "risk-based" Capital (one-half of which must be core capital) not less than 8% of risk-weighted assets. At December 31, 1999, the Bank's ratio of total capital to total risk-adjusted assets was approximately 11.08%, which exceeded the 8% minimum by $55.9 million.

   On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act (the "BHCA"). The changes made to the BHCA by this legislation, referred to as the Gramm-Leach-Bliley Act, became effective on March 11, 2000, and expanded the permissible activities of bank holding companies like the Company. In order to engage in the expanded activities, the Company would have to file a notice to become a financial holding company. As a financial holding company, the Company would be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including nonbanking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve is authorized under the legislation to identify additional activities that are permissible financial activities.

   In order to become a financial holding company and take advantage of this new authority, the Company's depository institution subsidiaries, currently the Bank, must be well-capitalized and well-managed and have at least a satisfactory record of performance under the Community Reinvestment Act. No prior notice to the Federal Reserve would be required from a financial holding company to acquire a company engaging in non-banking activities or to commence these activities directly or indirectly through a subsidiary. The Company could not currently qualify to become a financial holding company.

   Provisions of the Gramm-Leach-Bliley Act permit national banks to establish financial subsidiaries that may engage in the activities noted above that will be permissible for financial holding companies, other than insurance underwriting, merchant banking, and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed, and CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law.

   The Gramm-Leach-Bliley Act imposes certain obligations on financial institutions, including state-chartered banks like the Bank, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. There privacy provisions will be implemented by regulations that will take effect on or after November 12, 2000.

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

   Net Operating Loss Carryovers. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. At December 31, 1999, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

   Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" of corporations, such as the Company, are eligible for a 100% deduction.

   The Bank's federal income tax returns for its tax years beginning in 1996 are open under the statute of limitations and are subject to review by the IRS.

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

   The Company's and the Bank's New York State income tax returns for the tax years beginning in 1997 are open and subject to review by New York State.

Delaware State Taxation

   The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the
State of Delaware "shall pay an annual tax ..... by way of license" for its corporate franchise. See Del. Code. Ann. Tit. 8, (S) 501. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method, which is referred to as the "assumed par value capital method". The second method is calculated by dividing the corporation's total gross assets by its total number of outstanding shares and multiplying the quotient by the total number or authorized shares. The product equals the capitalization for assessment of the franchise tax which is assessed at a rate of $140 per $1 million of capitalization.

   This is a lesser amount than would be due if the Franchise Tax were calculated under the second method, which is called the "authorized shares method," is based on the authorized number of shares of capital stock and is calculated according to the following formula: where the authorized capital stock does not exceed 3,000 shares, $30; where the authorized capital stock exceeds 3,000 shares but is not more than 5,000 shares, $50; where the authorized capital stock exceeds 5,000 shares but is not more than 10,000 shares, $90; and the further sum of $50 on each 10,000 shares or part thereof.

   Under the first method, the Bank pays approximately $100,000 in annual Franchise Tax.

ITEM 2.  PROPERTIES

   The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiary. BSB Bank & Trust conducts its business from its executive office and 22 full-service offices located in Broome, Chemung, Chenango, Onondaga, Chemung, Oswego, and Tioga Counties of upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 1999:

                                                                            Lease            Net Book
                                                                 Owned    Expiration         Value at
                                                                   or     Including      December 31,
Office                     Location                              Leased    Options               1999
-----------------------------------------------------------------------------------------------------
                                                                                     ($ In Thousands)
Main Office                56-68 Exchange St., Binghamton        Owned       N/A               $1,478
Annex                      58 Exchange St., Binghamton           Owned       N/A                1,029
99 Hawley St.              99 Hawley St., Binghamton             Owned       N/A                  334
92 Hawley St.              92 Hawley St., Binghamton             Owned       N/A                  805
Endwell Office             540 Hooper Rd., Endwell               Owned       N/A                  381
Vestal Plaza Office        Vestal Plaza, Vestal                  Leased    11/09/11               130
Tioga County Office        Fifth Ave., Owego                     Leased     3/08/13                60
Oakdale Mall Office        Reynolds Rd., Johnson City            Leased     7/31/15                18
Norwich Office             North Plaza, Norwich                  Leased     7/21/15                53
Northgate Plaza Office     1250 Front St., Binghamton            Leased     4/30/17                84
West Side Office           273 Main St., Binghamton              Leased    10/31/12                29
Endicott Office            43 Washington Ave., Endicott          Owned       N/A                  923
Eastside Office            156 Robinson St., Binghamton          Leased     8/01/21               471
Elmira Office              351 North Main St., Elmira            Owned       N/A                  383
Elmira Heights Office      2075 Upper Lake Rd., Elmira Heights   Leased     8/26/09                61
Syracuse Office            100 Clinton Square, Syracuse          Leased    10/31/01
BSB Mortgage Corp.         Valley Plaza Johnson City             Leased     1/31/00
Skaneateles Office         33 E. Genesee Street, Skaneateles     Owned       N/A                  427
Downtown Syracuse          431 E. Fayette Street, Syracuse       Owned       N/A                2,769
Rano Office                100 Rano Blvd., Vestal                Leased      2019
Cicero                     5791 East Seymour Street, Cicero      Owned       N/A                  557
Camillus                   100 Kasson Road, Camillus             Leased      2000                  20
Shop City                  Teall Avenue & Grant Blvd., Syracuse  Leased      2004                 125
Airport Plaza              3803 Brewton Road, N. Syracuse        Leased      2009                 152
PennCan                    7785 Frontage Road, Cicero            Leased      2010                 150
Oswego                     137 East State Road, Oswego           Leased      2010                 163
North Medical              5100 West Taft Road, Liverpool        Leased      2007                 157
Fennell Street Building    27 Fennell Street, Skaneateles        Leased      2002                 165

  BSB Bank & Trust also operates 50 ATMs (MachineTeller(R)), the most extensive system in its market area, which provides 24-hour banking services, and the Bank operates 15 proprietary bank service locations (StoreTeller(R)) situated in a large area supermarket chain. BSB Bank & Trust issued approximately 50,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 portions of which are included herein as Exhibit 13 ("Annual Report").

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1999 Annual Report to Shareholders and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required are incorporated by reference from pages 32 to 55 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required herein is incorporated by reference from the Company's definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          The information required herein is incorporated by reference from the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required herein is incorporated by reference from the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  CERTAIN RELATIONSHIPS  AND RELATED TRANSACTIONS

          The information required herein is incorporated by reference from the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

                    Consolidated Statements of Condition at December 31, 1999 and 1998

                    Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 1999

                    Consolidated Statements of Changes In Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 1999

                    Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 1999

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

          3.2 Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on May 26, 1999).

          3.3 Bylaws, as amended (incorporated by reference from Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).

          4.1 Specimen common stock certificate (incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

          4.2 Rights Agreement, dated as of May 24, 1999, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 1999).

          10.1 Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the 1990 Annual Meeting of Shareholders).

          10.2 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders).

          10.3 Amendment Number 1 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

          10.4 Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

          10.5 Directors' Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

          10.6 Change of Control Severance Agreement, entered into as of January 22, 1996, by and among the Company, BSB Bank & Trust Company (the "Bank") and Arthur C. Smith (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.7 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Arthur C. Smith.

          10.8 Employment Contract, entered into as of November 2, 1990, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992).

          10.9 Amendment to Employment Contract, entered into as of December 29, 1995, by and among Alex S. DePersis, the Company and the Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.10 Amendment to Employment Contract, entered into as of December 30, 1996, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          10.11 Amendment to Employment Contract, entered into as of December 29, 1997, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

          10.12 Amendment to Employment Contract, entered into as of June 28, 1999, by and among the Company, the Bank and Alex S. DePersis.

          10.13 Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll.

          10.14 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Larry
                  G. Denniston (incorporated herein by reference to Schedule
                  10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          10.15 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.16 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Larry G. Denniston.

          10.17 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          10.18 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.19 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson.

          10.20 Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker.

          10.21 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker.

          10.22 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Glenn
                  R. Small (incorporated herein by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report of Form 10-K for the year ended December 31, 1990).

          10.23 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Glenn R. Small (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.24 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Glenn R. Small.

          10.25 Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

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

BSB BANCORP, INC.
-----------------
(Registrant)

By: /s/ Thomas L. Thorn                                Date: March 30, 2000
   ------------------------                                  --------------
        Thomas L. Thorn
        Acting Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Rexford C. Decker                              Date: March 30, 2000
    --------------------                                     --------------
        Rexford C. Decker
        Senior Vice President and Chief Financial
        Officer (Principal Accounting Officer)

By: /s/ Ferris G. Akel                                 Date: March 30, 2000
    --------------------------                               --------------
        Ferris G. Akel
        Director

By: /s/ Robert W. Allen                                Date: March 30, 2000
    --------------------------                               --------------
        Robert W. Allen
        Director

By: /s/ Diana J. Bendz                                 Date: March 30, 2000
    --------------------------                               --------------
        Diana J. Bendz
        Director

By: /s/ William C. Craine                              Date: March 30, 2000
    --------------------------                               --------------
        William C. Craine
        Director

By: /s/ John P. Driscoll                               Date: March 30, 2000
    --------------------------                               --------------
        John P. Driscoll
        Director

By: /s/ Thomas F. Kelly                                Date: March 30, 2000
    --------------------------                               --------------
        Thomas F. Kelly, Ph.D.
        Director

By: /s/ David A. Niermeyer                             Date: March 30, 2000
    --------------------------                               --------------
        David A. Niermeyer
        Director

By: /s/ Mark T. O'Neil, Jr.                            Date: March 30, 2000
    --------------------------                               --------------
        Mark T. O'Neil, Jr.
        Director

By: /s/ William H. Rincker                             Date: March 30, 2000
    --------------------------                               --------------
        William H. Rincker
        Director

By: /s/ Thomas L. Thorn                                Date: March 30, 2000
    --------------------------                               --------------
        Thomas L. Thorn
        Director

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

          3.2 Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on May 26, 1999).

          3.3 Bylaws, as amended (incorporated by reference from Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).

          4.1 Specimen common stock certificate (incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

          4.2 Rights Agreement, dated as of May 24, 1999, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 26, 1999).

          10.1 Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the 1990 Annual Meeting of Shareholders).

          10.2 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders).

          10.3 Amendment Number 1 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

          10.4 Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999).

          10.5 Directors' Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders).

          10.6 Change of Control Severance Agreement, entered into as of January 22, 1996, by and among the Company, BSB Bank & Trust Company (the "Bank") and Arthur C. Smith (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.7 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Arthur C. Smith.

          10.8 Employment Contract, entered into as of November 2, 1990, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1992).

          10.9 Amendment to Employment Contract, entered into as of December 29, 1995, by and among Alex S. DePersis, the Company and the Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.10 Amendment to Employment Contract, entered into as of December 30, 1996, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          10.11 Amendment to Employment Contract, entered into as of December 29, 1997, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

          10.12 Amendment to Employment Contract, entered into as of June 28, 1999, by and among the Company, the Bank and Alex S. DePersis.

          10.13 Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll.

          10.14 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Larry
                  G. Denniston (incorporated herein by reference to Schedule
                  10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          10.15 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.16 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Larry G. Denniston.

          10.17 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

          10.18 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.19 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson.

          10.20 Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker.

          10.21 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker.

          10.22 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Glenn
                  R. Small (incorporated herein by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report of Form 10-K for the year ended December 31, 1990).

          10.23 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Glenn R. Small (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          10.24 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Glenn R. Small.

          10.25 Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

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