Form 10-K/A
period 1999-12-31
BSB BANCORP INC
filed 2000-03-30
CIK 830257

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 6, 2000, the aggregate value of the 10,245,842 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 852,013 shares held by all affiliates of the Registrant, was approximately $159,695,093. This figure is based on the closing sales price of $17.00 per share of the Registrant's Common Stock on March 6, 2000. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

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

                   Exhibit Index appears on numbered page 28

Amendment to Cover Page
-----------------------

          This amendment to the Form 10-K filed with the Securities and Exchange Commission on March 29, 2000 by BSB Bancorp, Inc. (the "Company") is being filed for the sole purpose of indicating that Item 405 of Regulation S-K disclosure will be contained in the Definitive Proxy Statement of the Company.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2000.



                        BSB BANCORP, INC.


                        By:  /s/ Rexford C. Decker
                             ------------------------
                             Rexford C. Decker
                             Senior Vice President and Chief Financial Officer