Form 10-Q
period 2000-03-31
BSB BANCORP INC
filed 2000-05-15
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended  March 31, 2000
                                               ---------------------------

                                      OR


   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to ___________


                       Commission File Number:  O-17177
                                                -------

                               BSB Bancorp, Inc.
                               -----------------
            (Exact name of registrant as specified in its charter)

                Delaware                            16-1327860
      ------------------------------        ------------------------
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

                                      n/a
                      ----------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No:[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2000:
10,259,193 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                                            PAGE
------------------------------                                                            ----
Item 1:  Financial Statements
------

           Consolidated Statements of Condition
           March 31, 2000 and December 31, 1999..............................                1

           Consolidated Statements of Income Three Months
           Ended March 31, 2000 and March 31, 1999...........................                2

           Consolidated Statements of Comprehensive Income Three
           Months Ended March 31, 2000 and March 31, 1999....................                3

           Consolidated Statements of Cash Flows Three Months
           Ended March 31, 2000 and March 31, 1999...........................                4

           Consolidated Statements of Changes in Shareholders' Equity Three
           Months Ended March 31, 1999 and March 31, 2000....................                5

           Notes to Consolidated Financial Statements........................                6


 Item 2:   Management's Discussion and Analysis of
 ------
               Financial Condition and Results of Operations.................             7-16


 Item 3:   Quantitative and Qualitative Disclosures About Market Risk........               17
 ------


PART II.   OTHER INFORMATION
----------------------------


           Items 1-6.........................................................               18

           Signature Page....................................................               19

Item 1

----------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                             (In Thousands - Except Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,         December 31,
                                                                                        2000                1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $   47,718          $   70,065
Investment securities available for sale                                             382,703             387,251
Investment securities held to maturity (market value $13,208 and $14,588)             13,079              14,472
Mortgages held for sale                                                                                    2,085
Loans:
 Commercial                                                                          937,426             904,632
 Consumer                                                                            457,724             467,986
 Real estate                                                                         350,232             349,634
----------------------------------------------------------------------------------------------------------------
   Total loans                                                                     1,745,382           1,722,252
Less:   Net deferred costs                                                              (577)               (636)
        Allowance for possible credit losses                                          31,705              29,134
----------------------------------------------------------------------------------------------------------------
          Net loans                                                                1,714,254           1,693,754
Bank premises and equipment                                                           15,541              15,988
Accrued interest receivable                                                           14,886              14,612
Other real estate                                                                        744                 910
Intangible assets                                                                      1,502               1,598
Other assets                                                                          40,437              40,213
----------------------------------------------------------------------------------------------------------------
                                                                                  $2,230,864          $2,240,948
================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Due to depositors                                                                 $1,899,278          $1,901,204
Borrowings                                                                           135,982             142,045
Other liabilities                                                                      8,588              13,206
Company obligated mandatorily redeemable preferred securities of subsidiary, Capital Trust I, holding solely junior subordinated
  debentures of the Company                                                           30,000              30,000
Commitments
Shareholders' Equity:
  Preferred Stock, par value $0.01 per share;
    authorized 2,500,000 shares; none issued
  Common Stock, par value $0.01 per share;
   authorized 30,000,000 shares; 11,430,761
   and 11,398,991 shares issued                                                          114                 114
  Additional paid-in capital                                                          37,590              37,287
  Undivided profits                                                                  143,481             140,295
 Accumulated other comprehensive income                                              (10,712)             (9,757)
 Treasury stock, at cost: 1,174,216 and 1,173,669 shares                             (13,457)            (13,446)
----------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                        157,016             154,493
----------------------------------------------------------------------------------------------------------------
                                                                                  $2,230,864          $2,240,948
================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                            (In Thousands-Except Share Data)
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended March 31,
                                                                                    2000               1999
---------------------------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                                                         $39,568             $35,168
 Interest on federal funds sold                                                          13                 204
 Interest on investment securities                                                    6,674               6,838
 Interest on mortgages held for sale                                                     25                 295
---------------------------------------------------------------------------------------------------------------
   Total interest income                                                             46,280              42,505
Interest expense:
 Interest on savings deposits                                                         1,183               1,168
 Interest on time accounts                                                           15,434              13,368
 Interest on money market deposit accounts                                            4,614               2,937
 Interest on NOW accounts                                                                88                 454
 Interest on borrowed funds                                                           1,966               2,842
 Interest on mandatorily redeemable preferred securities of subsidiary                  616                 624
---------------------------------------------------------------------------------------------------------------
   Total interest expense                                                            23,901              21,393
---------------------------------------------------------------------------------------------------------------
Net interest income                                                                  22,379              21,112
Provision for credit losses                                                           4,608               3,461
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                17,771              17,651
Gains (losses) on sale of securities                                                                       (401)
Gains (losses) on sale of loans                                                           7                   6
Non-interest income:
 Service charges on deposit accounts                                                  1,213               1,000
 Credit card fees                                                                       402                 286
 Mortgage servicing fees                                                                320                 362
 Fees and commissions-brokerage services                                                174                 148
 Trust fees                                                                             331                 251
 Other charges, commissions, and fees                                                   914                 737
---------------------------------------------------------------------------------------------------------------
   Total non-interest income                                                          3,354               2,784
---------------------------------------------------------------------------------------------------------------
Operating expense:
 Salaries, pensions, and other employee benefits                                      5,899               5,081
 Building occupancy                                                                   1,169               1,200
 Dealer commission expense                                                              134                 239
 Computer service fees                                                                  416                 490
 Services                                                                             1,479               1,331
 FDIC insurance                                                                          93                  57
 Goodwill                                                                                96                  96
 Interchange fees                                                                       314                 212
 Other real estate                                                                       46                  18
 Other expenses                                                                       2,067               2,440
---------------------------------------------------------------------------------------------------------------
   Total operating expense                                                           11,713              11,164
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            9,419               8,876
Provision for income taxes                                                            3,671               3,340
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $ 5,748             $ 5,536
===============================================================================================================
Earnings per share:
 Basic                                                                              $  0.56             $  0.55
 Diluted                                                                            $  0.56             $  0.54

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                (In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                           2000            1999
---------------------------------------------------------------------------------------------------------------
Net unrealized losses on securities                                                     $(1,637)        $(1,371)
Reclassification adjustment for net realized
 losses included in net income                                                                             (401)
---------------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                                   (1,637)         (1,772)
Income tax benefit                                                                          682             741
---------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                    $  (955)        $(1,031)
===============================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                 (In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                           2000            1999
---------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                            $  5,748       $   5,536
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                                            4,608           3,461
   Realized losses on available for sale investment securities                                              401
   Other  losses, net                                                                        (3)             31
   Depreciation and amortization                                                            737             705
   Net accretion of premiums and discounts on investment securities                         (65)           (127)
   Net accretion of premiums and discounts on loans                                          60             (91)
   Sales of loans originated for sale                                                     2,126          29,156
   Net increase in loans originated for sale                                                (44)        (17,267)
   Writedowns of other real estate                                                          276              95
   Net change in other assets and liabilities                                            (4,434)         15,129
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                             9,009          37,029
---------------------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from calls of held to maturity investment securities                            1,738           2,775
 Purchases of held to maturity investment securities                                       (475)           (312)
 Principal collected on held to maturity investment securities                              130             136
 Proceeds from sales of available for sale investment securities                          6,126          33,105
 Purchases of available for sale investment securities                                   (7,869)        (22,321)
 Principal collected on available for sale investment securities                          4,718           7,071
 Net increase in longer-term loans                                                      (30,199)       (148,573)
 Proceeds from sales of loans                                                             4,883          22,950
 Proceeds from sales of other real estate                                                    39             137
 Other                                                                                     (188)           (477)
---------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                               (21,097)       (105,509)
---------------------------------------------------------------------------------------------------------------
Financing activities:
 Net increase (decrease) in demand deposits, NOW accounts,
  savings accounts, and money market deposit accounts                                     2,836         (10,937)
 Net increase (decrease) in time deposits                                                (4,762)         57,292
 Net increase (decrease) in short-term borrowings                                        (6,053)         27,480
 Proceeds from long-term borrowings                                                                         560
 Repayment of long-term borrowings                                                          (10)
 Proceeds from exercise of stock options                                                    303             260
 Purchases of treasury stock                                                                (11)
 Dividends paid                                                                          (2,562)         (2,268)
---------------------------------------------------------------------------------------------------------------
    Net cash (used) provided by financing activities                                    (10,259)         72,387
---------------------------------------------------------------------------------------------------------------
     (Decrease) increase in cash and cash equivalents                                   (22,347)          3,907
Cash and cash equivalents at beginning of year                                           70,065          70,287
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 47,718       $  74,194
===============================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest credited on deposits and paid on other borrowings                           $ 23,600       $  21,738
---------------------------------------------------------------------------------------------------------------
  Income taxes                                                                         $    156       $     538
---------------------------------------------------------------------------------------------------------------
 Non-cash investing activity:
  Securitization of mortgage loans and transfers to other real estate                  $    158       $     364
---------------------------------------------------------------------------------------------------------------
  Unrealized depreciation in securities                                                $ (1,637)      $  (1,750)
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                     (Dollars In Thousands-Except Per Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
Three Months Ended                                                  Additional                                    Other
March 31,                                         Number     Common    Paid-In    Undivided    Treasury   Comprehensive
1999                                            of Shares     Stock    Capital      Profits       Stock          Income      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    11,237,470   $   112    $35,202   $131,723    $(13,371)    $   425        $154,091

Comprehensive income:
    Net income                                                                       5,536                                   5,536
    Other comprehensive income:
     Unrealized appreciation in
        available for sale securities,
        net of reclassification amount                                                                      (1,031)         (1,031)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 5,536                  (1,031)          4,505

Stock options exercised                             37,233         1        260                                                261
Cash dividend paid on common
    stock ($0.22 per share)                                                         (2,268)                                 (2,268)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                       11,274,703   $   113    $35,462   $134,991    $(13,371)   $   (606)       $156,589
==================================================================================================================================

2000
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    11,398,991   $   114    $37,287   $140,295    $(13,446)   $ (9,757)       $154,493

Comprehensive income:
  Net income                                                                         5,748                                   5,748
  Other comprehensive income:
    Unrealized depreciation in
      available for sale securities,
      net of reclassification amount                                                                          (955)           (955)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 5,748                    (955)          4,793

Stock options exercised                             31,770                 303                                                 303
Cash dividend paid on common
    stock ($0.25 per share)                                                         (2,562)        (11)                     (2,573)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                       11,430,761   $   114    $37,590   $143,481    $(13,457)   $(10,712)       $157,016
==================================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 1999 data in the Consolidated Statements of Condition is derived from the audited consolidated financial statements included in the Company's 1999 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1999 Annual Report to Shareholders.
(2) Basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period.

 The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended March 31, 2000 and 1999.

      Quarters Ended March 31,  Net Income  Weighted Average Shares  Earnings Per Share
---------------------------------------------------------------------------------------
  2000
  Basic earnings per share          $5,748               10,243,073               $0.56
  Effect of stock options                                    93,863
---------------------------------------------------------------------------------------
  Diluted earnings per share        $5,748               10,336,936               $0.56
=======================================================================================

  1999
  Basic earnings per share          $5,536               10,070,835               $0.55
  Effect of stock options                                   270,625
---------------------------------------------------------------------------------------
  Diluted earnings per share        $5,536               10,341,460               $0.54
=======================================================================================

(3) In 1998, the Company formed a wholly owned subsidiary business trust, BSB Capital Trust I, L.L.C. (the "Trust"), for the purpose of issuing preferred securities. The Trust issued at par $30.0 million of 8.125% preferred securities. The Preferred securities are non-voting, mandatorily redeemable in 2028, and guaranteed by the Company. The Company's guarantee, together with its other obligations under the relevant agreements, constitute a full, irrevocable, and unconditional guarantee by the Company of the securities issued by the Trust. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, earned net income for the quarter ended March 31, 2000 of $5.7 million, or $0.56 per diluted share, compared to $5.5 million or $0.54 per diluted share for the same period of 1999.

  On April 20, 2000, NBT Bancorp Inc. (NBT) and BSB Bancorp, Inc. (BSB) announced the signing of a definitive agreement to merge. This strategic alliance is expected to create a bank holding company with assets of $4.7 billion and proforma market capitalization of approximately $539 million. The holding company will adopt a new name before the merger occurs. Under the terms of the agreement, BSB stockholders will receive two shares of NBT common stock for each share of BSB held. The merger, which has been unanimously approved by the boards of directors of NBT and BSB, is subject to standard regulatory and shareholder approvals. A copy of the definitive documents related to the merger were filed under cover of Form 8-K on April 21,2000.

  On April 24, 2000, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on June 9, 2000 to shareholders of record at the close of business on May 24, 2000.

Financial Condition
-------------------

  Total assets of the Company decreased from $2,240.9 million at December 31, 1999 to $2,230.9 million at March 31, 2000. During the first three months of 2000, the Company originated $53.1 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $32.8 million from $904.6 million at December 31, 1999 to $937.4 million at March 31, 2000. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans decreased from $468.0 million at December 31, 1999 to $457.7 million at March 31, 2000, and during this period the Company originated $43.6 million in consumer loans. Real estate loans increased from $349.6 million at December 31, 1999 to $350.2 million at March 31, 2000. During the above mentioned period, the Company originated $15.5 million of real estate loans, of which $4.6 million of residential real estate loans were sold. Investment securities decreased from $401.7 million at December 31, 1999 to $395.8 million at March 31, 2000.

  The average commercial loan at March 31, 2000 was $175,915. Total loan commitments to the 10 largest lending relationships ranged from $20.2 million to $16.1 million at March 31, 2000. Outstanding loan balances for these 10 relationships ranged from $19.2 million, made up of 17 individual loans, to $4.9 million, made up of 8 individual loans. These loans generally have varied sources of repayment and collateral. The Bank continually reviews all larger group credits and often sells participations in these credits to other local banks to limit exposure.

  Non-performing loans are shown in a table within this report.  See "Non-
Performing Loans and ORE".   Total non-performing loans declined from 0.67% of
total loans at December 31, 1999 to 0.66% of total loans at March 31, 2000. Total loans, in all types of loan portfolios, which were 30-89 days past due, rose from $18.5 million at December 31, 1999 to $22.6 million at March 31, 2000. Respectively, these dollar amounts represent 1.07% and 1.30% of total loans at those dates, and historically have fluctuated from quarter to quarter.

  The competition for consumer loans has been tremendous, mainly due to the automobile captive finance companies. Because of this competition, the total consumer loan portfolio has declined from $468.0 million at December 31, 1999 to $457.7 million at March 31, 2000. Net charge-offs declined from the first quarter 1999 amount of $2.3 million to the first quarter 2000 amount of $2.0 million. This, combined with the continued decline in non-performing assets to $12.2 million at March 31, 2000 from $12.5 million at December 31, 1999, and an increase in the allowance for loan losses from $29.1 million at December 31, 1999 to $31.7 million at March 31, 2000, provides, what management feels, is sufficient reserves to cover potential losses. Gross asset yields through March 31, 2000, were 8.72%, up from 8.29% for the comparable period in 1999. Net asset yields, after credit losses, in the first three months of 2000 increased to 8.34% from 7.83% for the first quarter of 1999.

  Total deposits declined slightly, totaling $1,901.2 million at December 31, 1999 as compared to $1,899.3 million at March 31, 2000. During the first quarter 2000, the Bank's money desk funds decreased to $191.3 million at March 31, 2000 from $221.6 million at December 31, 1999, and brokered certificates of deposits deceased from $231.9 million at December 31, 1999 to $206.4 million at March 31, 2000. Offsetting these decreases was an increase in retail certificates of deposit of $16.6 million and an increase in municipal deposits of $34.5 million. The slower growth, or in the case of consumer lending, the decline, in loan balances has allowed the Bank to focus on using core funding products. The decrease in the non-core funding products has allowed the Bank to mitigate the impact that rising interest rates has had on its cost of funds. Interest credited to depositors and interest paid on borrowings totaled $23.9 million during that three-month period, as compared to $21.4 million for the first three months of 1999. The Company's borrowings decreased from $142.0 million at December 31, 1999 to $136.0 million at March 31, 2000. Borrowings at March 31, 2000 consisted of $50.0 million of Federal Home Loan Bank advances and $34.8 million of a Federal Home Loan Bank line of credit. Of the remaining $51.2 million, $48.9 million are securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

  The following factors affected shareholders' equity in the first three months of 2000. Earnings and stock options exercised increased shareholders' equity by $5.7 million and $303,000, respectively. An increase of $1.0 million in unrealized losses of available for sale securities and shareholder cash dividends of $2.6 million reduced shareholders equity for the first three months of 2000.

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

Item 2 - continued

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
(Dollars in Thousands)                                                      2000                                  1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Average            Yield/        Average                     Yield/
                                                                 Balance  Interest    Rate        Balance       Interest        Rate
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Commercial loans                                             $  895,510   $21,424    9.57%    $  817,721     $   17,885      8.75%
 Consumer loans:
   Passbook                                                          108         3   11.11            146              4     10.96
   Overdraft checking                                                537        28   20.86          1,179             29      9.84
   Business line of credit                                         1,593        47   11.80            913             25     10.95
   Credit cards                                                    9,814       400   16.30          9,645            384     15.93
   Personal-direct                                                80,927     1,966    9.72         82,342          1,952      9.48
   Personal-indirect-new auto                                     57,963     1,183    8.16         51,494          1,088      8.45
   Personal-indirect-used auto                                   178,319     4,202    9.43        159,408          3,789      9.51
   Personal-indirect-mobile homes                                 66,421     1,638    9.86         55,032          1,313      9.54
   Personal-indirect-other                                        26,226       552    8.42         19,074            434      9.10
   Home equity line of credit                                     32,706       755    9.23         31,676            664      8.38
   Checkcard reserve                                               2,496       312   50.00          1,775            175     39.44
   Student                                                         2,582        70   10.84          3,562             87      9.77
------------------------------------------------------------------------------------------------------------------------------------
   Total consumer loans                                          459,692    11,156    9.71        416,246          9,944      9.56
------------------------------------------------------------------------------------------------------------------------------------
 Real estate loans:
   Residential-fixed                                             103,095     1,958    7.60        110,249          1,994      7.23
   Commercial-fixed                                               11,568       248    8.58          5,776            121      8.38
   Residential-adjustable                                         74,011     1,447    7.82         86,164          1,643      7.63
   Commercial-adjustable                                         157,072     3,335    8.49        164,025          3,581      8.73
------------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans                                       345,746     6,988    8.08        366,214          7,339      8.02
------------------------------------------------------------------------------------------------------------------------------------
 Investment securities                                           419,751     6,674    6.36        420,478          6,838      6.51
 Mortgages held for sale                                             837        25   11.95         13,797            295      8.55
 Federal funds sold                                                1,000        13    5.20         17,620            204      4.63
------------------------------------------------------------------------------------------------------------------------------------
   Total  interest-earning assets                              2,122,536   $46,280    8.72%     2,052,076     $   42,505      8.29%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                                      118,927                          109,415
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                               $2,241,463                       $2,161,491
====================================================================================================================================

Interest-bearing liabilities:
 Deposits:
   Savings                                                    $  181,950   $ 1,183    2.60%    $  184,483     $    1,168      2.53%
   Money market                                                  434,060     4,614    4.25        301,890          2,937      3.89
   Certificates of deposit                                     1,113,600    15,434    5.54      1,020,015         13,368      5.24
   NOW                                                            25,244        88    1.39        109,547            454      1.66
   Commercial checking                                           132,609                          110,868
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                              1,887,463    21,319    4.52      1,726,803         17,927      4.15
------------------------------------------------------------------------------------------------------------------------------------
 Borrowings                                                      141,574     1,966    5.55        232,484          2,842      4.89
 Mandatorily redeemable preferred securities                      30,000       616    8.21         30,000            624      8.32
------------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                          2,059,037   $23,901    4.64%     1,989,287     $   21,393      4.30%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                                  16,168                           17,204
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                           2,075,205                        2,006,491
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                             166,258                          155,000
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                 $2,241,463                       $2,161,491
====================================================================================================================================
Net interest income/net interest rate spread                               $22,379    4.08%                   $   21,112      3.99%
====================================================================================================================================
Net earning assets/net interest rate margin                                $63,499    4.22%                   $   62,789      4.12%
====================================================================================================================================
Ratio of interest-earning assets to
 interest-bearing liabilities                                                         1.03X                                   1.03X
====================================================================================================================================

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                    Three Months Ended March 31,
                                                       2000 Compared to 1999
                                                        Increase (Decrease)
(Dollars in Thousands)                                Volume     Rate      Net
-------------------------------------------------------------------------------
Interest income on interest-earning assets:
 Commercial loans                                    $ 1,783   $ 1,756   $3,539
 Consumer loans                                        1,054       158    1,212
 Real estate loans                                      (698)      347     (351)
 Investment securities                                  (278)      (77)    (355)
 Mortgages held for sale                                (849)      579     (270)
-------------------------------------------------------------------------------
   Total                                             $ 1,012   $ 2,763   $3,775
===============================================================================

Interest expense on interest-bearing liabilities:
 Deposits and mortgage escrow funds                  $ 1,732   $ 1,660   $3,392
 Borrowings                                           (3,395)    2,511     (884)
-------------------------------------------------------------------------------
                                                      (1,663)    4,171    2,508
-------------------------------------------------------------------------------
   Total                                             $ 2,675   $(1,408)  $1,267
===============================================================================

Interest Income
---------------

  The Company's interest income on interest-earning assets increased from $42.5 million for the three months ended March 31, 1999 to $46.3 million for the three months ended March 31, 2000, respectively. This increase in interest income was the result of increases in the average balance of interest-earning assets from $2,052.1 million to $2,122.5 million for the three months ended March 31, 1999 and March 31, 2000, respectively. The increase in average balances was accompanied by the increase in the average yield on interest-earning assets from 8.29% to 8.72% for the three months ended March 31, 1999 and 2000, respectively. This reflected steady increases in the Company's Prime Rate totaling 125 basis points from the 1st quarter of 1999 through the first quarter of 2000.

  The increase in the average balance of the commercial loan portfolio was the largest contributor to the increase in interest income. The average balance of commercial loans increased $77.8 million from the first quarter of 1999 to $895.5 million for the first quarter of 2000. The average yield on commercial loans increased from 8.75% for the first quarter of 1999 to 9.57% for the first quarter of 2000. The Prime Rate was 7.75% through the first and second quarter of 1999, rose to 8.00% in July, 8.25% in August, 8.50% in November 1999, then continued to increase to 8.75% in February, and to 9.00% in March 2000.

  The average balance of consumer loans increased 10.4% to $459.7 million for the three-month period ended March 31, 2000 compared to $416.2 million for the three-month period ended March 31, 1999, with an increase in yield on these assets from 9.56% for the first quarter of 1999 to 9.71% for the first quarter of 2000. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. These loans provided an increase in interest income from $9.9 million compared to the same period in 1999 to $11.2 million in the first quarter of 2000.

  The average balance of real estate loans decreased $20.5 million to $345.7 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The quarter period reflected an increase in yield from 8.02% to 8.08%, and the reduced average balance resulted in a net decline of $351,000 in interest income from real estate loans to $7.0 million. The Bank continues to originate a significant amount of fixed-rate residential mortgage loans and, after filling the remainder of its loan sale commitments in the first quarter of 2000, will retain the residential mortgages originated in its portfolio.

  The average balance of investment securities decreased from $420.5 million for the first quarter of 1999 to $419.8 million for the first quarter of 2000. Yields on investment securities decreased for this same period from 6.51% to 6.36%, as the interest income on investment securities decreased $164,000 for the comparative quarters.

Interest Expense
----------------

  Total interest expense increased by $2.5 million for the quarter ended March 31, 2000 as compared to the same period in 1999. The average balance of all interest-bearing liabilities increased from $1,989.3 million for the quarter ended March 31, 1999 to $2,059.0 million for the quarter ended March 31, 2000, accompanied by an increase in the average rate paid on all interest-bearing liabilities from 4.30% to 4.64% during the respective period. The average balance of deposits increased from $1,726.8 million during the three months ended March 31, 1999 to $1,887.5 million during the same period in 2000. This average balance increase and the increase in the yield of deposits were major factors contributing to the increase in interest paid on deposits from $17.9 million for the first quarter of 1999 to $21.3 million for the first quarter of 2000. Another component of the change in interest-bearing liabilities was the decrease in average balance of borrowings from $232.5 million for the three months ended March 31, 1999 to $141.6 million for the three months ended March 31, 2000. This decrease in average balance more than offset an increase in the rate paid on borrowings from 4.89% to 5.55% during the three-month period as borrowing costs decreased to $2.0 million for the three months ended March 31, 2000. As the balance of deposit accounts tied to moneymarket indices has increased from $305.1 million at March 31, 1999 to $446.2 million, these deposits, which reprice in anticipation of the increase in rates, has caused deposit costs to escalate more rapidly than asset yields.

Provision for Credit Losses
---------------------------

  The provision for credit losses increased from $3.5 million to $4.6 million for the quarters ended March 31, 1999 and March 31, 2000, respectively. The allowance for possible credit losses increased to $31.7 million as of March 31, 2000, compared to $29.1 million as of December 31, 1999. As the nature of the loan portfolio continues to move toward commercial lending, the Bank continues to increase the allowance for possible credit losses to reflect the increased level of risk inherent in this type of lending. See "Non-performing Loans and ORE".

Non-interest Income
-------------------

  Non-interest income increased 20.5% from $2.8 million to $3.4 million for the three months ended March 31, 1999 to March 31, 2000, respectively. The factors contributing to the increase comparing first quarter of 1999 to the same quarter of 2000 were a $213,000 increase in service charges on deposit accounts, $177,000 in miscellaneous other charges, commissions, and fees, $116,000 in credit card fees, $80,000 in trust fees, and a $26,000 increase in fees and commissions on brokerage services.

Gains (Losses) On Sale of Securities
------------------------------------

There were no gains (losses) on sale of securities for the first quarter of 2000. This compares to losses of $401,000 for the same quarter of 1999. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

  In prior years, the practice of the Company had been to sell or securitize long-term, fixed-rate residential mortgage loans. This provided liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. In 2000, the Company started to retain originated mortgages for its own portfolio. As a result of this practice, the Company sold or securitized $4.6 million and $51.8 million for the first quarter of 2000 and 1999, respectively. This resulted in gains of $7,000 and $6,000 for the same two periods, respectively.

Operating Expense
-----------------

  Operating expense increased from $11.2 million for the quarter ended March 31, 1999 to $11.7 million for the quarter ended March 31, 2000. The main factor contributing to the increase was the accrual of benefits associated with the payment of amounts owed under contract with the Company's former President and CEO, Alex DePersis, in the amount of $855,000 during the first quarter of 2000. In the first quarter of 1999, acquisition charges of $318,000 were recognized.

Income Taxes
------------

  The income tax expense was $3.7 million and $3.3 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. This increase was mainly due to increased levels of taxable income.

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

                                                                           March 31,           December 31,
(Dollars In Thousands)                                                          2000                   1999
-----------------------------------------------------------------------------------------------------------
Commercial loans:
 Non-accrual loans                                                           $ 8,219                $ 8,448
Consumer loans:
 Accruing loans 90 days overdue                                                  550                    945
Residential real estate loans:
 Non-accrual loans                                                             1,805                  2,161
Commercial real estate loans:
 Non-accrual loans                                                               911                     53
-----------------------------------------------------------------------------------------------------------
 Total non-performing loans and accruing loans 90 days overdue               $11,485                $11,607
===========================================================================================================

Total non-performing loans to total gross loans                                 0.66%                  0.67%
Total real estate acquired in settlement of
  loans at lower of cost or fair value                                       $   744                $   910
Total non-performing loans and real estate acquired in settlement
  of loans at fair value to total assets                                        0.55%                  0.56%

  Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, decreased to $12.2 million, or 0.55% of total assets at March 31, 2000, compared to $12.5 million, or 0.56% of total assets at December 31, 1999.

  At December 31, 1999, non-performing residential real estate loans totalled $2.2 million and included 40 loans. At March 31, 2000, non-performing residential real estate loans totalled $1.8 million and included 33 loans.

  At December 31, 1999, there was 1 non-performing commercial real estate loan of $53,000. At March 31, 2000, there was 1 non-performing commercial real estate loan of $0.9 million.

  Non-performing commercial loans at December 31, 1999 totalled $8.4 million and included 34 individual loans ranging in size from $6,000 to $1.2 million. At March 31, 2000, non-performing commercial loans decreased to $8.2 million and consisted of 36 individual loans ranging in size from $1,287 to $1.2 million.

  At December 31, 1999, the Company had $0.9 million of consumer loans 90 days or more past due on which it was accruing interest, as compared to $0.5 million at March 31, 2000.

  At March 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $4.7 million with a corresponding valuation allowance of $1.6 million.

  At December 31, 1999, ORE totalled $0.9 million, which consisted of 10 single-family residential properties with a book value totalling $526,000 and 4 commercial real estate properties with a book value totalling $384,000. At March 31, 2000, ORE totalled $744,000, which consisted of 9 single-family residential properties totalling $405,000 million and 4 commercial real estate properties with a book value of $339,000.

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

  The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                        Three Months Ended March 31,
(Dollars in Thousands)                                             2000         1999
------------------------------------------------------------------------------------
Average gross loans outstanding                              $1,731,556   $1,625,279
====================================================================================

Allowance at beginning of period                             $   29,134   $   25,030

Charge-offs:
 Commercial loans                                                 1,915        1,408
 Consumer loans                                                   1,031          868
 Residential real estate loans                                        1          167
 Commercial real estate loans                                                    339
------------------------------------------------------------------------------------
   Total loans charged-off                                        2,947        2,782
Recoveries:
 Commercial loans                                                   568          286
 Consumer loans                                                     342          154
 Residential real estate loans
 Commercial real estate loans
------------------------------------------------------------------------------------
   Total recoveries                                                 910          440
------------------------------------------------------------------------------------
Net charge-offs                                                   2,037        2,342
------------------------------------------------------------------------------------
Provision for credit losses charged to operating expenses         4,608        3,461
------------------------------------------------------------------------------------
Allowance at end of period                                   $   31,705   $   26,149
====================================================================================

Ratio of net charge-offs to:
 Average total loans outstanding (annualized)                      0.47%        0.58%
Ratio of allowance to:
 Non-performing loans                                            276.06%      140.37%
 Period-end total loans outstanding                                1.82%        1.54%

  Net charge-offs decreased from $2.3 million for the first quarter of 1999 to $2.0 million for the same quarter in 2000. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

  Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $1,989.3 million for the three-month period ended March 31, 1999 to $2,059.0 million for the same period ended March 31, 2000, an increase of $69.7 million. The most significant increase in interest-bearing liabilities for the quarter ended March 31, 2000 compared to March 31, 1999, was an increase in the average balances of certificates of deposit. The average balance of certificates of deposit increased to $1,113.6 million for the first quarter of 2000 from $1,020.0 million for the first quarter of 1999. A shift in balances from checking products to money market accounts is reflected because of a retail sweep account program maintained by the Bank. The balance at March 31, 2000 that represented checking accounts that were swept into moneymarket accounts approximated $90.2 million. To fund loan growth, the Bank had looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk decreased to an average balance of $210.7 million in the first quarter of 2000 from a $237.8 million average balance in the same quarter in 1999. Brokered certificates of deposit additionally remain a source of funding for asset growth. The average balance of these deposits grew from $97.5 million for the first quarter of 1999 to $217.7 million for the first quarter of 2000. With the rise in interest rates over the past year, the overall cost of funds for all certificates of deposits increased from 5.24% to 5.54% from the first quarter of 1999 to the same period in 2000. Total borrowings decreased from an average balance of $232.5 million to $141.6 million from the quarter ended March 31, 1999 to the same quarter ended March 31, 2000. With an increase in the average rate paid on borrowings from 4.89% for the quarter ended March 31, 1999 to 5.55% for the same quarter in 2000 offset by the decrease in average balance, interest expense on these borrowings decreased from $2.8 million for the first quarter of 1999 to $2.0 million for the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

  A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. There were no material changes in the Company's liquidity or interest rate sensitivity since December 31, 1999.

  The Company's primary sources of funds have consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At March 31, 2000, the total of approved loan commitments amounted to $88.1 million. Long-term borrowings of $23.0 million are scheduled to mature in the years 2002 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totalled $884.9 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

  At March 31, 1999, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 9.92%, which exceeds the current requirements for the Company. At March 31, 2000, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 11.18%.

  The Company's book value per common share increased from $15.11 at December 31, 1999 to $15.31 at March 31, 2000.

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

Other Matters
-------------

  On April 20, 2000, NBT Bancorp Inc. (NBT) and BSB Bancorp, Inc. (BSB) announced the signing of a definitive agreement to merge. This strategic alliance is expected to create a bank holding company with assets of $4.7 billion and proforma market capitalization of approximately $539 million. The holding company will adopt a new name before the merger occurs. Under the terms of the agreement, BSB stockholders will receive two shares of NBT common stock for each share of BSB held. The merger, which has been unanimously approved by the boards of directors of NBT and BSB, is subject to standard regulatory and shareholder approvals. A copy of the definitive documents related to the merger were filed under cover of Form 8-K on April 28, 2000.

Forward-Looking Statements
--------------------------

  Certain statements in Management's Discussion and Analysis are forward-looking statements within the meaning of the Securities Act of 1933 as amended and the Securities Exchange Act of 1934 as amended. Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. The financial services market generally, and the market for the Company's products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions. Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company's financial position and results of operations.

Market Prices and Related Shareholder Matters
---------------------------------------------

  The stock of the Company is listed on The Nasdaq Stock Market National Market Tier under the symbol BSBN. As of March 31, 2000, the Company had 2,111 shareholders of record and 10,256,545 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                                                          Cash
                                                                                      Price Range    Dividends
--------------------------------------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------------------------------------
First Quarter                                                                        $32.68  $24.25      $0.22
Second Quarter                                                                        28.00   24.25       0.23
Third Quarter                                                                         27.63   24.00       0.25
Fourth Quarter                                                                        24.88   18.50       0.25

2000
--------------------------------------------------------------------------------------------------------------
First Quarter                                                                        $22.97  $16.75      $0.25

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

  Based on the Company's latest analysis of asset/liability mix (December 31, 1999), management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 200 basis point increase in interest rates over the 12 months ended December 31, 2000 would decrease net interest income for that period by 0.33% or less and that a similar decrease in interest rates would increase net interest income by 0.23% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Item 3 - Defaults upon Senior Securities
         -------------------------------
               Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
               Not applicable

Item 5 - Other Information
         -----------------
               Not applicable

Item 6 - Exhibits and Reports on Form 8-K
               (a)   Exhibits
                         27   Financial Data Schedule

               (b)   Reports on Form 8-K
                              Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2000 (press release on changes in senior management)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BSB Bancorp, Inc.



Date:   May 15, 2000                          By: /s/ Thomas L. Thorn
       ----------------------------               ------------------------------
                                                  THOMAS L. THORN
                                                  Acting President
                                                     and Chief Executive Officer


Date:   May 15, 2000                          By: /s/ Rexford C. Decker
       ----------------------------               ------------------------------
                                                  REXFORD C. DECKER
                                                  Senior Vice President
                                                  and Chief Financial Officer