Form 10-Q
period 2000-06-30
BSB BANCORP INC
filed 2000-08-14
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000
                                                -------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from____ to____


                        Commission File Number: O-17177
                                                -------


                               BSB Bancorp, Inc.
                               -----------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                16-1327860
        ---------------------------                 --------------------
      (State or other jurisdiction of             (I.R.S. Employer Number)
       incorporation or organization)

               58-68 Exchange Street, Binghamton, New York 13901
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (607) 779-2492
                                                           -------------

                                      n/a
                    ------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 1, 2000:
10,277,227 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----
  Item 1:   Financial Statements
  ------

                    Consolidated Statements of Condition
                    June 30, 2000 and December 31, 1999......................................            1

                    Consolidated Statements of Income Three Months and Six Months
                    Ended June 30, 2000 and June 30, 1999....................................            2

                    Consolidated Statements of Comprehensive Income Three Months and
                    Six Months Ended June 30, 2000 and June 30, 1999.........................            3

                    Consolidated Statements of Cash Flows Six Months
                    Ended June 30, 2000 and June 30, 1999....................................            4

                    Consolidated Statements of Changes in Shareholders' Equity Six
                    Months Ended June 30, 1999 and June 30, 2000.............................            5

                    Notes to Consolidated Financial Statements...............................            6


  Item 2:   Management's Discussion and Analysis of
  -----             Financial Condition and Results of Operations............................         7-17



   Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......................           18
   ------


PART II.   OTHER INFORMATION
----------------------------

                    Items 1-6................................................................        19-23

                    Signature Page...........................................................           24

Item 1

----------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION                                              (Dollars In Thousands - Except Share Data)
----------------------------------------------------------------------------------------------------------------------------

                                                                                         June 30,              December 31,
                                                                                             2000                      1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $    60,400              $     70,065
Federal funds sold                                                                          7,000
----------------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                        67,400                    70,065
Investment securities available for sale                                                  370,861                   387,251
Investment securities held to maturity (market value $11,394 and $14,588)                  11,269                    14,472
Mortgages held for sale                                                                                               2,085
Loans:
    Commercial                                                                            986,780                   904,632
    Consumer                                                                              448,434                   467,986
    Real estate                                                                           362,873                   349,634
---------------------------------------------------------------------------------------------------------------------------
          Total loans                                                                   1,798,087                 1,722,252
Less:      Net deferred costs                                                                (677)                     (636)
          Allowance for possible credit losses                                             33,936                    29,134
---------------------------------------------------------------------------------------------------------------------------
             Net loans                                                                  1,764,828                 1,693,754
Bank premises and equipment                                                                15,243                    15,988
Accrued interest receivable                                                                14,871                    14,612
Other real estate                                                                             508                       910
Intangible assets                                                                           1,406                     1,598
Other assets                                                                               42,154                    40,213
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $2,288,540                $2,240,948
===========================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                                      $1,932,966                $1,901,204
Borrowings                                                                                157,416                   142,045
Other liabilities                                                                           6,414                    13,206
Company obligated mandatorily redeemable preferred securities of subsidiary, Capital Trust I, holding solely junior subordinated
    debentures of the Company                                                              30,000                    30,000
Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
       authorized 2,500,000 shares; none issued
    Common Stock, par value $0.01 per share;
       authorized 30,000,000 shares; 11,445,720
       and 11,398,991 shares issued                                                           114                       114
    Additional paid-in capital                                                             37,829                    37,287
    Undivided profits                                                                     147,234                   140,295
    Accumulated other comprehensive income                                                 (9,949)                   (9,757)
    Treasury stock, at cost: 1,175,524 and 1,173,669 shares                               (13,484)                  (13,446)
---------------------------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                                         161,744                   154,493
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $2,288,540                $2,240,948
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

-----------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME                                               (Dollars In Thousands-Except Share Data)
-----------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                 Six Months Ended
                                                                               June 30,                         June 30,
                                                                      2000         1999             2000            1999
------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                    $ 41,571     $ 37,194        $  81,139        $ 72,361
    Interest on federal funds sold                                       9          215               22             420
    Interest on investment securities                                6,785        6,110           13,458          12,948
    Interest on mortgages held for sale                                 (8)         214               18             509
------------------------------------------------------------------------------------------------------------------------
         Total interest income                                      48,357       43,733           94,637          86,238
Interest expense:
    Interest on savings deposits                                     1,210        1,238            2,393           2,406
    Interest on time accounts                                       15,699       13,951           31,133          27,319
    Interest on money market deposit accounts                        4,963        3,009            9,577           5,946
    Interest on NOW accounts                                            84          484              171             938
    Interest on borrowed funds                                       2,274        2,683            4,240           5,525
    Interest on mandatorily redeemable
       preferred securities of subsidiary                              548          616            1,165           1,240
------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                       24,778       21,981           48,679          43,374
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 23,579       21,752           45,958          42,864
Provision for credit losses                                          4,951        3,695            9,559           7,156
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses               18,628       18,057           36,399          35,708
Gains (losses) on sale of securities                                                185                             (216)
Gains (losses) on sale of loans                                         21         (310)              28            (303)
Non-interest income:
    Service charges on deposit accounts                              1,384        1,116            2,596           2,116
    Credit card fees                                                   566          391              969             678
    Mortgage servicing fees                                            309          344              629             706
    Fees and commissions-brokerage services                            312          176              486             324
    Trust fees                                                         306          293              637             544
    Other charges, commissions, and fees                               558          687            1,472           1,423
------------------------------------------------------------------------------------------------------------------------
       Total non-interest income                                     3,435        3,007            6,789           5,791
------------------------------------------------------------------------------------------------------------------------
Operating expense:
    Salaries, pensions, and other employee benefits                  5,422        5,232           11,321          10,313
    Building occupancy                                               1,173        1,192            2,342           2,392
    Dealer commission expense                                          152          306              285             544
    Computer service fees                                              447          634              862           1,124
    Services                                                         1,576        1,584            3,056           2,915
    FDIC insurance                                                     103           53              196             110
    Goodwill                                                            96           96              192             192
    Interchange fees                                                   433          311              748             523
    Other real estate                                                   12          (57)              58             (39)
    Acquisition charges                                                           1,040                            1,359
    Other expenses                                                   2,300        2,267            4,367           4,389
------------------------------------------------------------------------------------------------------------------------
       Total operating expense                                      11,714       12,658           23,427          23,822
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          10,370        8,281           19,789          17,158
Provision for income taxes                                           4,051        3,496            7,722           6,837
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  6,319     $  4,785        $  12,067        $ 10,321
========================================================================================================================
Earnings per share:
    Basic                                                         $   0.62     $   0.48        $    1.18        $   1.02
    Diluted                                                       $   0.61     $   0.46        $    1.17        $   1.00
 =======================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                   (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                   Six Months Ended
                                                                                June 30,                           June 30,
                                                                   2000             1999              2000             1999
---------------------------------------------------------------------------------------------------------------------------
Net income                                                       $6,319          $ 4,785           $12,067         $ 10,321

Other comprehensive income
     Net unrealized gains (losses) on securities                  1,309           (8,181)             (328)          (9,954)
     Reclassification adjustment for net realized
         (gains) losses included in net income                                       185                               (216)
---------------------------------------------------------------------------------------------------------------------------
     Other comprehensive income, before income tax                1,309           (7,996)             (328)         (10,170)
Income tax benefit (cost) on other comprehensive income            (546)           3,264               136            4,406
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                              763           (4,732)             (192)          (5,764)
---------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                                         $7,082          $    53           $11,875         $  4,557
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                    (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended June 30,
                                                                                                      2000             1999
---------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                                    $ 12,067       $   10,321
      Adjustments to reconcile net income
          to net cash provided by operating activities:
              Provision for credit losses                                                            9,559            7,156
              Realized losses on available for sale investment securities                                               216
              Other gains (losses), net                                                                (29)             274
              Depreciation and amortization                                                          1,492            1,437
              Net (accretion) of discounts on investment securities                                   (155)            (294)
              Net (accretion) of discounts on loans                                                    (40)             (52)
              Sales of loans originated for sale                                                     2,132           46,002
              Net increase in loans originated for sale                                                             (35,684)
              Writedowns of other real estate                                                          282              543
              Net change in other assets and liabilities                                            (8,857)          12,257
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                          16,451           42,176
---------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                                    3,550            3,743
    Purchases of held to maturity investment securities                                               (545)          (2,442)
    Principal collected on held to maturity investment securities                                      196              659
    Proceeds from sales of available for sale investment securities                                 20,284           54,345
    Purchases of available for sale investment securities                                          (13,015)         (64,815)
    Principal collected on available for sale investment securities                                  8,950           15,237
    Net increase in longer-term loans                                                              (88,001)        (206,982)
    Proceeds from sales of loans                                                                     7,095           46,223
    Proceeds from sales of other real estate                                                           405            1,348
    Other                                                                                             (545)          (1,638)
---------------------------------------------------------------------------------------------------------------------------
               Net cash used by investing activities                                               (61,626)        (154,322)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
       Net increase in demand deposits, NOW accounts, savings
           accounts, and money market deposit accounts                                              47,973           29,865
       Net increase (decrease) in time deposits                                                    (16,210)          58,998
       Net increase in short-term borrowings                                                        15,390           33,667
       Proceeds from long-term borrowings                                                                               551
       Repayment of long-term borrowings                                                               (19)
       Proceeds from exercise of stock options                                                         542              527
       Purchases of treasury stock                                                                     (38)             (75)
       Dividends paid                                                                               (5,128)          (4,540)
---------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                            42,510          118,993
---------------------------------------------------------------------------------------------------------------------------
                 Decrease (increase) in cash and cash equivalents                                   (2,665)           6,847
Cash and cash equivalents at beginning of year                                                      70,065           70,287
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 67,400       $   77,134
===========================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest credited on deposits and paid on other borrowings                                 $ 48,135       $   42,615
---------------------------------------------------------------------------------------------------------------------------
       Income taxes                                                                               $  9,121       $    8,198
---------------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
       Securitization of mortgage loans and transfers to other real estate                        $    294       $      632
---------------------------------------------------------------------------------------------------------------------------
       Unrealized (depreciation) in securities                                                    $   (328)      $   (9,954)
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                     (Dollars In Thousands-Except Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
Six Months Ended                                           Additional                                    Other
June 30,                                  Number   Common     Paid-In    Undivided    Treasury   Comprehensive
1999                                  of Shares     Stock     Capital      Profits       Stock          Income       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         11,237,470       $112     $35,202     $131,723    $(13,371)       $   425     $154,091

Comprehensive income:
    Net income                                                               10,321                                  10,321
    Other comprehensive income:
    Unrealized depreciation in
        available for sale securities,
        net of reclassification amount                                                                  (5,764)      (5,764)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                         10,321                     (5,764)       4,557

Stock options exercised                  53,924          1         526                                                  527
Cash dividend paid on common
    stock ($0.45 per share)                                                  (4,540)                                 (4,540)
Treasury stock purchased                                                                    (75)                        (75)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999             11,291,394       $113     $35,728     $137,504    $(13,446)       $(5,339)    $154,560
=================================================================================================================================

2000
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         11,398,991       $114     $37,287     $140,295    $(13,446)       $(9,757)    $154,493

Comprehensive income:
    Net income                                                               12,067                                  12,067
    Other comprehensive income:
    Unrealized depreciation in
      available for sale securities,
      net of reclassification amount                                                                      (192)        (192)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                         12,067                       (192)      11,875

Stock options exercised                  46,729                    542                                                  542
Cash dividend paid on common
   stock ($0.50 per share)                                                   (5,128)                                 (5,128)
Treasury stock purchased                                                                    (38)                        (38)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000             11,445,720       $114     $37,829     $147,234    $(13,484)       $(9,949)    $161,744
=================================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

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

         The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended June 30, 2000 and 1999.

Quarters ended June 30,                                      Net Income   Weighted Average Shares          Earnings Per Share
-----------------------------------------------------------------------------------------------------------------------------
2000

Basic earnings per share                                        $ 6,319                10,263,287                      $0.62
Effect of stock options                                                                    90,435
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                      $ 6,319                10,353,722                      $0.61
============================================================================================================================

1999

Basic earnings per share                                        $ 4,785                10,088,482                      $0.48
Effect of stock options                                                                   222,448
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                      $ 4,785                10,310,930                      $0.46
============================================================================================================================

Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------
2000

Basic earnings per share                                        $12,067                10,253,180                      $1.18
Effect of stock options                                                                    92,203
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                      $12,067                10,345,383                      $1.17
============================================================================================================================

1999

Basic earnings per share                                        $10,321                10,079,664                      $1.02
Effect of stock options                                                                   247,600
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                      $10,321                10,327,264                      $1.00
============================================================================================================================

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

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

    BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, earned net income for the quarter ended June 30, 2000 of $6.3 million, or $0.61 per diluted share, compared to $4.8 million or $0.46 per diluted share for the same period of 1999. Net income for the first six months ended June 30, 2000 totalled $12.1 million, or $1.17 per diluted share, compared to $10.3 million or $1.00 per diluted share for the first six months of 1999.

     On April 19, 2000, and amended as of May 17, 2000, BSB Bancorp, Inc. (BSB) and NBT Bancorp Inc. (NBT) entered into a definitive agreement to merge. This strategic alliance is expected to create a bank holding company with assets of approximately $4.7 billion and proforma market capitalization of approximately $539 million. As part of the merger, the combined holding company will adopt a new name. Under the terms of the merger agreement, BSB stockholders will receive two shares of the combined holding company common stock for each share of BSB common stock held. The merger, was unanimously approved by the boards of directors of NBT and BSB, is subject to regulatory and shareholder approvals. A copy of the definitive documents related to the merger was filed under cover of a current report on Form 8-K on April 28, 2000.

    On July 31, 2000, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on September 8, 2000 to shareholders of record at the close of business on August 21, 2000.

Financial Condition
-------------------

    Total assets of the Company increased from $2,240.9 million at December 31, 1999 to $2,288.5 million at June 30, 2000. During the first six months of 2000, the Company originated $113.6 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $82.2 million from $904.6 million at December 31, 1999 to $986.8 million at June 30, 2000. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans decreased from $468.0 million at December 31, 1999 to $448.4 million at June 30, 2000, and during this period the Company originated $90.0 million in consumer loans. Real estate loans increased from $349.6 million at December 31, 1999 to $362.9 million at June 30, 2000. During the above mentioned period, the Company originated $41.8 million of real estate loans, of which $5.9 million of residential real estate loans were sold. Investment securities decreased from $401.7 million at December 31, 1999 to $382.1 million at June 30, 2000.

    The average commercial loan at June 30, 2000 was $182,000. Total loan commitments to the Bank's 10 largest lending relationships ranged from $16.6 million to $21.6 million at June 30, 2000. Outstanding loan balances for these 10 relationships ranged from $20.3 million, made up of 4 individual loans, to $5.7 million, made up of 7 individual loans. These loans generally have varied sources of repayment and collateral. The Bank continually reviews all larger group credits and often sells participations in these credits to other local banks to limit exposure.

    Non-performing loans are shown in a table within this report. See "Non-Performing Loans and ORE". Total non-performing loans declined from 0.67% of total loans at December 31, 1999 to 0.58% of total loans at June 30, 2000. Total loans, in all types of loan portfolios, which were 30-89 days past due, rose from $18.5 million at December 31, 1999 to $18.9 million at June 30, 2000. Respectively, these dollar amounts represent 1.07% and 1.05% of total loans at those dates, and historically have fluctuated from quarter to quarter.

    The competition for consumer loans has increased significantly, mainly due to the Bank being unable to remain competitive with the rates offered by automobile captive finance companies. Because of this competition, the total consumer loan portfolio has declined from $468.0 million at December 31, 1999 to $448.4 million at June 30, 2000. Net charge-offs remained steady from the second quarter of 1999 to the second quarter 2000 amount of $2.7 million. This, combined with the continued decline in non-performing assets to $11.0 million at June 30, 2000 from $12.5 million at December 31, 1999, and an increase in the allowance for loan losses from $29.1 million at December 31, 1999 to $33.9 million at June 30, 2000, provides, what management feels, is sufficient reserves to cover potential loan losses. Gross asset yields through June 30, 2000, were 8.85%, up from 8.26% for the comparable period in 1999. Net asset yields, after credit losses, in the first six months of 2000 increased to 8.41% from 7.77% for the first six months of 1999.

     Total deposits increased, totaling $1,901.2 million at December 31, 1999 as compared to $1,933.0 million at June 30, 2000. During the first six months of 2000, the Bank's money desk funds decreased to $157.6 million at June 30, 2000 from $221.6 million at December 31, 1999, with a decrease in retail certificates of deposit of $13.9 million to $582.4 million. Offsetting these changes, brokered certificates of deposits increased from $231.9 million at December 31, 1999 to $249.5 million at June 30, 2000, and municipal deposits increased $44.2 million to $105.6 million. Municipal deposits carry a lower cost, in general, than money desk deposits and brokered deposits carry a similar cost to money desk deposits while providing more control over inflows and maturity streams. The Bank continues to determine the lowest cost of funding while still maintaining available sources of funding. The slower growth, or in the case of consumer lending, the decline, in loan balances has allowed the Bank to focus on using lower cost funding products. Interest credited to depositors and interest paid on borrowings totaled $48.7 million during that six-month period, as compared to $43.4 million for the first six months of 1999. The Company's borrowings increased from $142.0 million at December 31, 1999 to $157.4 million at June 30, 2000. Borrowings at June 30, 2000 consisted of $50.0 million of Federal Home Loan Bank advances and a $58.1 million Federal Home Loan Bank line of credit. Of the remaining $49.3 million, $47.1 million were securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

    The following factors affected shareholders' equity in the first six months of 2000: earnings and stock options exercised increased shareholders' equity by $12.1 million and $542,000, respectively, and offset the $5.1 million of shareholder cash dividends and the increase of $192,000 in unrealized losses of available for sale securities for the first six months of 2000.

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

                                                                            Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                2000                                  1999
---------------------------------------------------------------------------------------------------------------------------
                                                         Average              Yield/            Average              Yield/
                                                         Balance    Interest    Rate            Balance    Interest    Rate
---------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                                  $  942,170     $23,426      9.95%     $  884,853      $19,565    8.84%
   Consumer loans:
      Passbook                                               97           3     12.37             129            3    9.30
      Overdraft checking                                    515          26     20.19           1,115           29   10.40
      Business line of credit                             1,863          57     12.24           1,184           31   10.47
      Credit cards                                        9,851         398     16.16           9,419          381   16.18
      Personal-direct                                    79,831       1,951      9.78          84,708        1,963    9.27
      Personal-indirect-new auto                         55,541       1,132      8.15          55,636        1,133    8.15
      Personal-indirect-used auto                       170,103       4,041      9.50         176,117        4,097    9.31
      Personal-indirect-mobile homes                     67,859       1,687      9.94          58,767        1,515   10.31
      Personal-indirect-other                            25,427         543      8.54          24,157          470    7.78
      Home equity line of credit                         32,994         794      9.63          30,943          649    8.39
      Checkcard reserve                                   2,519         356     56.53           1,742          196   45.01
      Student                                               503         (16)   (12.72)          3,611           23    2.55
--------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                           447,103      10,972      9.82         447,528       10,490    9.38
--------------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                                 109,769       2,096      7.64         107,066        1,863    6.96
      Commercial-fixed                                   11,036         231      8.37           5,754          106    7.37
      Residential-adjustable                             76,240       1,510      7.92          80,303        1,628    8.11
      Commercial-adjustable                             155,368       3,336      8.59         162,083        3,541    8.74
--------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                        352,413       7,173      8.14         355,206        7,138    8.04
--------------------------------------------------------------------------------------------------------------------------
   Investment securities                                411,691       6,784      6.59         416,654        6,110    5.87
   Mortgages held for sale                                   16          (7)  (175.00)          7,141          214   11.99
   Federal funds sold                                       687           9      5.24          17,667          216    4.89
--------------------------------------------------------------------------------------------------------------------------
         Total  interest-earning assets               2,154,080     $48,357      8.98%      2,129,049      $43,733    8.22%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                              99,800                               120,101
---------------------------------------------------------------------------------------------------------------------------
         Total assets                                $2,253,880                            $2,249,150
===========================================================================================================================

Interest-bearing liabilities:
   Deposits:
      Savings                                        $  187,330     $ 1,210      2.58%     $  195,255      $ 1,237    2.53%
      Money market                                      459,874       4,963      4.32         304,658        3,009    3.95
      Certificates of deposit                         1,081,038      15,699      5.81       1,088,590       13,951    5.13
      NOW                                                26,585          83      1.25         113,315          484    1.71
      Commercial checking                               139,199                               122,676
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                 1,894,026      21,955      4.64       1,824,494       18,681    4.10
---------------------------------------------------------------------------------------------------------------------------
   Borrowings                                           155,833       2,274      5.84         215,400        2,684    4.98
   Manditorily reedeemable preferred securities          30,000         549      7.32          30,000          616    8.21
---------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities           2,079,859     $24,778      4.77%      2,069,894      $21,981    4.25%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                         16,333                                20,993
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                            2,096,192                             2,090,887
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                    157,688                               158,263
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity  $2,253,880                            $2,249,150
===========================================================================================================================
Net interest income/net interest rate spread                        $23,579      4.21%                     $21,752    3.97%
==========================================================================================================================
Net earnings assets/net interest rate margin                        $74,221      4.38%                     $59,155    4.09%
==========================================================================================================================
Ratio of interest-earning assets to
interest-bearing liabilities                                                     1.04X                                1.03X
==========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2000                               1999
---------------------------------------------------------------------------------------------------------------------------
                                                         Average                 Yield/         Average             Yield/
                                                         Balance    Interest       Rate         Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars In Thousands)
Interest-earning assets:
   Commercial loans                                   $  918,853     $44,850       9.76%     $  851,144     $37,450   8.80%
   Consumer loans:
      Passbook                                               103           6      11.65             138           8  11.59
      Overdraft checking                                     526          54      20.53           1,151          58  10.08
      Business line of credit                              1,728         104      12.04           1,030          55  10.68
      Credit cards                                         9,832         798      16.23           9,514         765  16.08
      Personal-direct                                     80,380       3,917       9.75          83,410       3,915   9.39
      Personal-indirect-new auto                          56,751       2,315       8.16          53,253       2,221   8.34
      Personal-indirect-used auto                        174,209       8,242       9.46         166,844       7,886   9.45
      Personal-indirect-mobile homes                      67,140       3,325       9.90          56,675       2,828   9.98
      Personal-indirect-other                             25,826       1,095       8.48          21,283         904   8.50
      Home equity line of credit                          32,850       1,549       9.43          31,345       1,313   8.38
      Checkcard reserve                                    2,507         668      53.29           1,764         371  42.06
      Student                                              1,542          55       7.13           3,605         110   6.10
---------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                            453,394      22,128       9.76         430,012      20,434   9.50
---------------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                                  106,432       4,055       7.62         109,753       3,857   7.03
      Commercial-fixed                                    11,302         479       8.48           5,759         227   7.88
      Residential-adjustable                              75,125       2,957       7.87          83,506       3,271   7.83
      Commercial-adjustable                              156,220       6,670       8.54         163,908       7,122   8.69
---------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                         349,079      14,161       8.11         362,926      14,477   7.98
---------------------------------------------------------------------------------------------------------------------------
   Investment securities                                 415,725      13,458       6.47         416,318      12,948   6.22
   Mortgages held for sale                                   426          18       8.45          10,124         509  10.06
   Federal funds sold                                        840          22       5.24          17,716         420   4.74
---------------------------------------------------------------------------------------------------------------------------
         Total  interest-earning assets                2,138,317     $94,637       8.85%      2,088,240     $86,238   8.26%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                              103,875                                115,288
---------------------------------------------------------------------------------------------------------------------------
Total assets                                          $2,242,192                             $2,203,528
===========================================================================================================================
Interest-bearing liabilities:
   Deposits:
      Savings                                         $  184,642     $ 2,393       2.59%     $  189,138     $ 2,406   2.54%
      Money market                                       446,935       9,577       4.29         303,280       5,946   3.92
      Certificates of deposit                          1,097,317      31,133       5.67       1,052,409      27,319   5.19
      NOW                                                 25,916         171       1.32         112,407         937   1.67
      Commercial checking                                135,887                                116,158
---------------------------------------------------------------------------------------------------------------------------
    Total deposits                                     1,890,697      43,274       4.58       1,773,392      36,608   4.13
---------------------------------------------------------------------------------------------------------------------------
   Borrowings                                            148,758       4,240       5.70         225,113       5,525   4.91
   Manditorily reedeemable preferred securities           30,000       1,165       7.77          30,000       1,241   8.27
---------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities            2,069,455     $48,679       4.70%      2,028,505     $43,374   4.28%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                          16,258                                 18,790
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                             2,085,713                              2,047,295
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                     156,479                                156,233
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity   $2,242,192                             $2,203,528
===========================================================================================================================
Net interest income/net interest rate spread                         $45,958       4.15%                    $42,864   3.98%
===========================================================================================================================
Net earnings assets/net interest rate margin                         $68,862       4.30%                    $59,735   4.11%
===========================================================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                                                     1.03X                              1.03X
===========================================================================================================================

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                     Three Months Ended June 30,                  Six Months Ended June 30,
                                                          2000 Compared to 1999                       2000 Compared to 1999
                                                            Increase (Decrease)                          Increase (Decrease)
(Dollars In Thousands)                         Volume          Rate          Net            Volume        Rate          Net
---------------------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
    Commercial loans                         $  1,314        $2,547       $3,861           $ 3,120      $4,280      $ 7,400
    Consumer loans                                (69)          551          482             1,127         567        1,694
    Real estate loans                            (262)          297           35              (883)        567         (316)
    Investment securities                        (471)        1,145          674               (54)        564          510
    Other interest-earning assets                (230)         (198)        (428)             (843)        (46)        (889)
---------------------------------------------------------------------------------------------------------------------------
       Total                                 $    282        $4,342       $4,624           $ 2,467      $5,932      $ 8,399
===========================================================================================================================

Interest expense on interest-bearing liabilities:
    Deposits                                 $    735        $2,539       $3,274           $ 2,518      $4,148      $ 6,666
    Borrowings                                 (2,547)        2,070         (477)           (3,522)      2,161       (1,361)
---------------------------------------------------------------------------------------------------------------------------
       Total                                   (1,812)        4,609        2,797            (1,004)      6,309        5,305
---------------------------------------------------------------------------------------------------------------------------
          Net interest income                $  2,094        $ (267)      $1,827           $ 3,471      $ (377)     $ 3,094
===========================================================================================================================

Interest Income
---------------

    The Company's interest income on interest-earning assets increased from $43.7 million for the three months ended June 30, 1999 to $48.4 million for the three months ended June 30, 2000, and increased from $86.2 million for the six months ended June 30, 1999 to $94.6 million for the six months ended June 30, 2000, respectively. These increases in interest income were the result of increases in the average balance of interest-earning assets from $2,129.0 million to $2,154.1 million for the three months ended June 30, 1999 and June 30, 2000, and from $2,088.2 million to $2,138.3 million for the six months ended June 30, 1999 and June 30, 2000, respectively. The increases in average balances was accompanied by the increases in the average yield on interest-earning assets from 8.22% to 8.98% for the three months ended June 30, 1999 and 2000, and from 8.26% to 8.85% for the six months ended June 30, 1999 and 2000, respectively. This reflected steady increases in the Company's Prime Rate totaling 175 basis points from the first quarter of 1999 through the second quarter of 2000.

     The increases in the average balance of the commercial loan portfolio largely accounted for the increases in interest income. The average balance of commercial loans increased $57.3 million from the second quarter of 1999 to $942.2 million for the second quarter of 2000, and increased $67.7 million from the six months ended June 30, 1999 to $918.9 million for the six months ended June 30, 2000, respectively. The average yield on commercial loans increased from 8.84% for the second quarter of 1999 to 9.95% for the second quarter of 2000, and increased from 8.80% for the six months ended June 30, 1999 to 9.76% for the six months ended June 30, 2000. The Prime Rate was 7.75% through the first and second quarter of 1999, rose to 8.00% in July, 8.25% in August, 8.50% in November 1999; it continued to increase to 8.75% in February, to 9.00% in March, and 9.50% in May 2000.

     The average balance of consumer loans decreased $400,000 from $447.5 million for the quarter ended June 30, 1999 compared to $447.1 million for the quarter ended June 30, 2000, with an increase in yield on these assets from 9.38% for the three months ended June 30, of 1999 to 9.82% for the three months ended June 30, 2000. The average balance of consumer loans increased 5.4% from $430.0 million for the six-month period ended June 30, 1999 to $453.4 million for the six-month period ended June 30, 2000, with an increase in yield on these assets from 9.50% for the six months ended June 30, 1999 to 9.76% for the six months ended June 30, 2000. The Company continues to emphasize origination of indirect and direct auto loans, which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. These loans provided stable interest income of $5.2 million for both the second quarter of 1999 and the second quarter of 2000, and provided an increase in interest income from $10.1 million compared to the six months ended June 30, 1999 to $10.6 million in the six months ended June 30, 2000.

     The average balance of real estate loans decreased $2.8 million to $352.4 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, and decreased $13.8 million to $349.1 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The quarter period reflected an increase in yield from 8.04% to 8.14%, resulting in a net increase of $35,000 in interest income from real estate loans to $7.2 million. The six-month period reflected an increase in yield from 7.98% to 8.11%, and the reduced average balance resulted in a net decline of $316,000 in interest income from real estate loans to $14.2 million. The Bank continues to originate a significant amount of fixed-rate residential mortgage loans and, after filling the remainder of its loan sale commitments in the second quarter of 2000, will retain the current production of the residential mortgages originated in its portfolio.

     The average balance of investment securities decreased from $416.7 million for the second quarter of 1999 to $411.7 million for the second quarter of 2000, and decreased from $416.3 million for the six months ended June 30, 1999 to $415.7 million for the six months ended June 30, 2000. Yields on investment securities increased for the second quarter periods from 5.87% to 6.59%, as the interest income on investment securities increased $674,000 for the comparative quarters. Yields on investment securities increased for the six-month periods from 6.22% to 6.47%, as the interest income on investment securities increased $510,000 for the comparative six-month periods.

Interest Expense
----------------

    Total interest expense increased by $2.8 million for the quarter ended June 30, 2000 as compared to the same period in 1999. The average balance of all interest-bearing liabilities increased from $2,069.9 million for the quarter ended June 30, 1999 to $2,079.9 million for the quarter ended June 30, 2000, accompanied by an increase in the average rate paid on all interest-bearing liabilities from 4.25% to 4.77% during the respective period. The average balance of deposits increased from $1,824.5 million during the three months ended June 30, 1999 to $1,894.0 million during the same period in 2000. This average balance increase and the increase in the yield of deposits were major factors contributing to the increase in interest paid on deposits from $18.7 million for the second quarter of 1999 to $22.0 million for the second quarter of 2000. Another component of the change in interest-bearing liabilities was the decrease in average balance of borrowings from $215.4 million for the three months ended June 30, 1999 to $155.8 million for the three months ended June 30, 2000. This decrease in average balance more than offset an increase in the rate paid on borrowings from 4.98% to 5.84% during the three-month period as borrowing costs decreased to $2.3 million for the three months ended June 30, 2000. As the average balance of deposit accounts tied to money-market indices has increased from $304.7 million at June 30, 1999 to $459.9 million, these deposits, which reprice in anticipation of the increase in rates, has caused deposit costs to escalate more rapidly than in prior years. A similar increase reflected average balances rising from $303.3 million for the six-month period ended June 30, 1999 to $446.9 million for the six-month period ended June 30, 2000.

Provision for Credit Losses
---------------------------

    The provision for credit losses increased from $3.7 million to $5.0 million for the quarters ended June 30, 1999 and June 30, 2000, respectively, and increased from $7.2 million to $9.6 million for the six months ended June 30, 1999 and June 30, 2000, respectively. The allowance for possible credit losses increased to $33.9 million as of June 30, 2000, compared to $29.1 million as of December 31, 1999. See "Non-performing Loans and ORE".

Non-interest Income
-------------------

    Non-interest income increased 13.3% from $3.0 million to $3.4 million for the quarter ended June 30, 1999 to June 30, 2000, respectively, and increased 17.2% from $5.8 million to $6.8 million for the six months ended June 30, 1999 to June 30, 2000, respectively. The factors contributing to the increase from the second quarter of 1999 to the same quarter of 2000 were increases of $268,000 in service charges on deposit accounts, $175,000 in credit card fees, $136,000 in fees and commissions on brokerage services, and $13,000 in trust fees. Similar percentage increases for core banking activities are noted for the six-month period ended June 30, 2000 compared to June 30, 1999.

Gains (Losses) On Sale of Securities
------------------------------------

There were no gains on the sale of securities for the second quarter of 2000 and the six months ended June 30, 1999. This compares to gains of $185,000 for the same quarter of 1999 and losses of $216,000 for the six months ended June 30, 1999. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

    In prior years, the practice of the Company had been to sell or securitize long-term, fixed-rate residential mortgage loans. This provided liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. In 2000, the Company started to retain originated mortgages for its own portfolio. As a result of this practice, the Company sold or securitized $1.3 million and $35.2 million for the second quarter of 2000 and 1999, respectively. This resulted in gains of $21,000 and losses of $310,000 for the same two periods, respectively. For the six-month period ended June 30, 2000 and 1999, the Bank securitized or sold $5.9 million and $82.1 million, respectively, of residential mortgage loans. These sales generated gains of $28,000 and losses of $303,000 for the same six-month periods.

Operating Expense
-----------------

    Operating expense decreased from $12.7 million for the quarter ended June 30, 1999 to $11.7 million for the quarter ended June 30, 2000, and also decreased from $23.8 million for the six months ended June 30, 1999 to $23.4 million for the six months ended June 30, 2000. The main factor contributing to the decrease was the recognition of $1.4 million acquisition charges in the first six months of 1999. Permanent cost savings from the Skaneateles Bancorp, Inc. acquisition and continued emphasis on expense controls has kept operating expense levels down in 2000.

Income Taxes
------------

    The income tax expense was $4.1 million and $3.5 million for the quarters ended June 30, 2000 and June 30, 1999, respectively, and $7.7 million and $6.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively. These increases were mainly due to increased levels of taxable income.

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

                                                                                             June 30,          December 31,
(Dollars In Thousands)                                                                           2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Commercial loans:
    Non-accrual loans                                                                         $ 6,646              $  8,448
Consumer loans:
    Accruing loans 90 days overdue                                                                505                   945
Residential real estate loans:
    Non-accrual loans                                                                           1,960                 2,161
Commercial real estate loans:
    Non-accrual loans                                                                           1,375                    53
---------------------------------------------------------------------------------------------------------------------------
       Total non-performing loans and accruing loans 90 days overdue                          $10,486              $ 11,607
===========================================================================================================================
Total non-performing loans to total gross loans                                                  0.58%                 0.67%
Total real estate acquired in settlement of
    loans at net realizable value                                                             $   508              $    910
Total non-performing loans and real estate acquired in settlement
    of loans at net realizable value to total assets                                             0.48%                 0.56%


    Total non-performing loans and ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, decreased to $11.0 million, or 0.48% of total assets at June 30, 2000, compared to $12.5 million, or 0.56% of total assets at December 31, 1999.

    At December 31, 1999, non-performing residential real estate loans totalled $2.2 million and included 40 loans. At June 30, 2000, non-performing residential real estate loans totalled $2.0 million and included 35 loans.

    At December 31, 1999, there was 1 non-performing commercial real estate loan of $53,000. At June 30, 2000, there were 2 non-performing commercial real estate loans totalling $1.4 million. Both of these loans are with one borrower who is experiencing cash flow problems in these and other lines of business. Unused space has recently been leased and some payments have been made but workout is expected throughout the year 2000.

    Non-performing commercial loans at December 31, 1999 totalled $8.4 million and included 34 individual loans ranging in size from $6,000 to $1.2 million. At June 30, 2000, non-performing commercial loans decreased to $6.6 million and consisted of 36 individual loans ranging in size from $7,000 to $1.0 million.

    At December 31, 1999, the Company had $0.9 million of consumer loans 90 days or more past due which were accruing interest, as compared to $0.5 million at June 30, 2000.

    At June 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $4.4 million with a corresponding valuation allowance of $1.9 million. At December 31, 1999, these figures totalled $5.5 million and $1.8 million, respectively.

    At December 31, 1999, ORE totalled $910,000, which consisted of 10 single-family residential properties with a book value totalling $526,000 and 4 commercial real estate properties with a book value totalling $384,000. At June 30, 2000, ORE totalled $508,000, which consisted of 10 single-family residential properties totalling $318,000 million and 1 commercial real estate property with a book value of $190,000.

    The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                                              Three Months Ended                        Six Months Ended
                                                                        June 30,                                June 30,
(Dollars In Thousands)                                    2000              1999               2000                 1999
------------------------------------------------------------------------------------------------------------------------
Average gross loans outstanding                     $1,774,460        $1,714,022         $1,753,025           $1,669,747
========================================================================================================================

Allowance at beginning of period                    $   31,705        $   26,149         $   29,134           $   25,030
------------------------------------------------------------------------------------------------------------------------

Charge-offs:
     Commercial loans                                    1,987             1,913              3,903                3,321
     Consumer loans                                        919             1,446              1,949                2,314
     Residential real estate loans                          90                48                 92                  215
     Commercial real estate loans                          108                 2                107                  341
------------------------------------------------------------------------------------------------------------------------
          Total loan charge-offs                         3,104             3,409              6,051                6,191
Recoveries:
     Commercial loans                                      119               359                687                  645
     Consumer loans                                        265               267                607                  421
     Residential real estate loans                                            49                                      49
------------------------------------------------------------------------------------------------------------------------
          Total recoveries                                 384               675              1,294                1,115
------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                          2,720             2,734              4,757                5,076

Provision for credit losses
     charged to expense                                  4,951             3,695              9,559                7,156
------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                          $   33,936        $   27,110         $   33,936           $   27,110
========================================================================================================================

Ratio of net charge-offs to:
     Average gross loans outstanding (annualized)         0.61%             0.64%              0.54%                0.61%
Ratio of allowance to:
     Non-performing loans                               323.63%           141.54%            323.63%              141.54%
     Period-end loans outstanding                         1.89%             1.57%              1.89%                1.57%


    Net charge-offs remained at $2.7 million for the second quarter of 1999 and 2000. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

     Funding for the Company's assets is derived primarily from demand and time deposits and long and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $2,069.9 million for the three-month period ended June 30, 1999 to $2,079.9 million for the same period ended June 30, 2000. The most significant increase in interest-bearing liabilities for the quarter ended June 30, 2000 compared to June 30, 1999, was an increase in the average balance of moneymarket accounts. The average balance of moneymarket accounts increased to $459.9 million for the second quarter of 2000 from $304.7 million for the second quarter of 1999. A shift in balances from checking products to money market accounts is reflected because of a retail sweep account program maintained by the Bank. The balance at June 30, 2000 that represented checking accounts that were swept into moneymarket accounts approximated $87.9 million. To fund loan growth, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk decreased to an average balance of $165.0 million in the second quarter of 2000 from a $255.9 million average balance in the same quarter in 1999. Brokered certificates of deposit additionally remain a source of funding for asset growth. The average balance of these deposits grew from $164.9 million for the second quarter of 1999 to $213.0 million for the second quarter of 2000. With the rise in interest rates over the past year, the overall cost of funds for all certificates of deposits increased from 5.13% to 5.81% from the second quarter of 1999 to the same period in 2000. Total borrowings decreased from an average balance of $215.4 million to $155.8 million from the quarter ended June 30, 1999 to the same quarter ended June 30, 2000. With an increase in the average rate paid on borrowings from 4.98% for the quarter ended June 30, 1999 to 5.84% for the same quarter in 2000 offset by the decrease in average balance, interest expense on these borrowings decreased from $2.7 million for the second quarter of 1999 to $2.3 million for the second quarter of 2000.

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

    The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At June 30, 2000, the total of approved loan commitments amounted to $70.2 million. Long-term borrowings of $23.0 million are scheduled to mature in the years 2002 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totalled $861.6 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

    At June 30, 2000, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 8.21%, which exceeds the current requirements for the Company. At June 30, 2000, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 11.19%.

    The Company's book value per common share increased from $15.11 at December 31, 1999 to $15.75 at June 30, 2000.

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

Other Matters
-------------

    On April 19, 2000, and amended as of May 17, 2000, BSB Bancorp, Inc. (BSB) and NBT Bancorp Inc. (NBT) entered into a definitive agreement to merge. This strategic alliance is expected to create a bank holding company with assets of approximately $4.7 billion and proforma market capitalization of approximately $539 million. As part of the merger, the combined holding company will adopt a new name. Under the terms of the merger agreement, BSB stockholders will receive two shares of the combined holding company common stock for each share of BSB common stock held. The merger, was unanimously approved by the boards of directors of NBT and BSB, is subject to regulatory and shareholder approvals. A copy of the definitive documents related to the merger was filed under cover of a current report on Form 8-K on April 28, 2000. (see exhibit in Part II, Other Information).

    Subsequent to the end of the second quarter, Glenn Small, the Bank's former senior commercial lending officer, along with three other commercial loan officers, resigned from the Bank, and began employment with another commercial bank in the Binghamton area. Although the Bank expects as an initial matter that some commercial customers may transfer their business, the Bank's commercial lending function continues to operate in the ordinary course under a new senior officer. The Bank is unable to determine at this time if the departure of Mr. Small will have a material impact on its commercial lending business.

Forward-Looking Statements
--------------------------

    Certain statements in Management's Discussion and Analysis are forward-looking statements within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. The financial services market generally, and the market for the Company's products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions. Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company's financial position and results of operations.

Market Prices and Related Shareholder Matters
---------------------------------------------

    The stock of the Company is listed on The Nasdaq Stock Market National Market Tier under the symbol BSBN. As of June 30, 2000, the Company had 2,314 shareholders of record and 10,270,196 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                                             Cash
                                                            Price Range                 Dividends
-------------------------------------------------------------------------------------------------
1999                                                    High            Low
-------------------------------------------------------------------------------------------------
First Quarter                                         $32.68         $24.25                 $0.22
Second Quarter                                         28.00          24.25                  0.23
Third Quarter                                          27.63          24.00                  0.25
Fourth Quarter                                         24.88          18.50                  0.25

2000

First Quarter                                         $22.97         $16.75                 $0.25
Second Quarter                                         21.75          17.50                  0.25

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

     Based on the Company's latest analysis of asset/liability mix (December 31, 1999), management's simulation analysis of the effects of changing interest rates on a static balance sheet project that an immediate 200 basis point increase in interest rates over the 12 months ended December 31, 2000 would decrease net interest income for that period by 0.33% or less and that a similar decrease in interest rates would increase net interest income by 0.23% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Item 1 - Legal Proceedings
         -----------------
                  Not applicable

Item 2 - Changes in Securities
         ---------------------
                  Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
                  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  (a) On April 24, 2000, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect four directors for a term of three years and to ratify the appointment of the Company's independent auditors for the fiscal year ended December 31, 2000.

                  (b)   At the Annual Meeting, Messrs. David A. Niermeyer, Mark
                        T. O'Neil, Jr., Thomas L. Thorn, and Mrs. Diana J. Bendz were elected as directors. Each of the following directors' term of office continued after the Annual
                        Meeting:


                              Ferris G. Akel           Ann G. Higbee
                              Robert W. Allen          Thomas F. Kelly
                              William C. Craine        William H. Rincker
                              John P. Driscoll

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

                        1. Four directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                                       Votes For       Withheld    Abstentions    Broker Non-votes
                              Diana J. Bendz          8,091,178        215,741              0                   0
                              David A. Niermeyer      8,090,675        216,244              0                   0
                              Mark T. O'Neil, Jr.     8,088,369        218,550              0                   0
                              Thomas L. Thorn         7,898,501        408,418              0                   0

                        2. The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2000 was ratified. There were 8,262,254 votes cast for the proposal, 20,248 votes against the proposal, and 24,392 votes abstained. There were 25 broker non-votes.

Item 5 - Other Information
         -----------------
                  Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               2.1 Agreement and Plan of Merger, dated as of April 19, 2000, by and between NBT Bancorp Inc. and BSB Bancorp, Inc. (incorporated by reference to BSB Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2000).

PART II.  OTHER INFORMATION

               2.2 BSB Option Agreement, dated as of April 19, 2000, by and between BSB Bancorp, Inc. and NBT Bancorp Inc. (incorporated by reference to BSB Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2000).

               2.3 NBT Option Agreement, dated as of April 19, 2000, by and between NBT Bancorp Inc. and BSB Bancorp, Inc. (incorporated by reference to BSB Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2000).

               2.4 Amendment to the Agreement and Plan of Merger, dated May 17, 2000, by and between NBT Bancorp Inc. and BSB Bancorp, Inc.

               27    Financial Data Schedule

      (b)      Reports on Form 8-K

      Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2000 (Agreement and Plan of Merger by and between NBT Bancorp Inc. and BSB Bancorp, Inc.)