Form 10-Q
period 2000-09-30
BSB BANCORP INC
filed 2000-11-14
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended  September 30, 2000
                                         --------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2000:
10,326,103 shares of common stock, $0.01 par value.

                                 INDEX
                                 -----


PART I.  FINANCIAL INFORMATION                                                                 PAGE
------------------------------                                                                 ----
            Item 1: Financial Statements
            ------

            Consolidated Statements of Condition
            September 30, 2000 and December 31, 1999........................                     1

            Consolidated Statements of Income Three Months and Nine Months
            Ended September 30, 2000 and September 30, 1999.................                     2

            Consolidated Statements of Comprehensive Income Three Months and
            Nine Months Ended September 30, 2000 and September 30, 1999.....                     3

            Consolidated Statements of Cash Flows Nine Months
            Ended September 30, 2000 and September 30, 1999.................                     4

            Consolidated Statements of Changes in Shareholders' Equity Nine
            Months Ended September 30, 1999 and September 30, 2000..........                     5

            Notes to Consolidated Financial Statements......................                     6

 Item 2:    Management's Discussion and Analysis of
--------
            Financial Condition and Results of Operations...................                  7-18

 Item 3:    Quantitative and Qualitative Disclosures About Market Risk......                    19
--------

PART II.    OTHER INFORMATION
-----------------------------

            Items 1-6.......................................................                    20

            Signature Page..................................................                    21

Item 1

----------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                         (Dollars In Thousands - Except Share Data)
CONSOLIDATED STATEMENTS OF CONDITION
----------------------------------------------------------------------------------------------------

                                                               September 30,            December 31,
                                                                        2000                    1999
----------------------------------------------------------------------------------------------------
ASSETS                                                           (unaudited)
Cash and due from banks                                          $   80,253               $   70,065
Investment securities available for sale                            377,485                  387,251
Investment securities held to maturity (market value
 $9,664 and $14,588)                                                  9,536                   14,472
Mortgages held for sale                                                                        2,085
Loans:
 Commercial                                                         998,446                  904,632
 Consumer                                                           445,825                  467,986
 Real estate                                                        371,896                  349,634
----------------------------------------------------------------------------------------------------
      Total loans                                                 1,816,167                1,722,252
Less: Net deferred costs                                               (919)                    (636)
      Allowance for possible credit losses                           41,756                   29,134
----------------------------------------------------------------------------------------------------
      Net loans                                                   1,775,330                1,693,754
Bank premises and equipment                                          14,728                   15,988
Accrued interest receivable                                          16,030                   14,612
Other real estate                                                       670                      910
Intangible assets                                                     1,309                    1,598
Other assets                                                         40,585                   40,213
----------------------------------------------------------------------------------------------------
                                                                 $2,315,926               $2,240,948
====================================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                $1,897,351               $1,901,204
Borrowings                                                          203,408                  142,045
Other liabilities                                                    23,643                   13,206
Company obligated
 mandatorily redeemable preferred securities of
 subsidiary, Capital Trust I, holding solely junior
  subordinated debentures of the Company                             30,000                   30,000
Shareholders' Equity:
 Preferred Stock, par value $0.01 per share;
  authorized 2,500,000 shares; none issued
 Common Stock, par value $0.01 per share;
  authorized 30,000,000 shares; 11,485,877
   and 11,398,991 shares issued                                         115                      114
 Additional paid in capital                                          38,523                   37,287
 Undivided profits                                                  142,997                  140,295
 Accumulated other comprehensive income                              (6,627)                  (9,757)
 Treasury stock, at cost: 1,175,524 and 1,173,669 shares            (13,484)                 (13,446)
----------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                       161,524                  154,493
----------------------------------------------------------------------------------------------------
                                                                 $2,315,926               $2,240,948
====================================================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                         (Dollars In Thousands-Except Share Data)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------------------------

                                                 Three Months Ended        Nine Months Ended
                                                       September 30,           September 30,

                                                    2000       1999       2000          1999
____________________________________________________________________________________________
Interest income:
 Interest and fees on loans                      $43,011    $38,546   $124,150      $110,907
 Interest on federal funds sold                       30         23         52           443
 Interest on investment securities                 6,617      5,530     20,076        18,478
 Interest on mortgages held for sale                   3        163         21           672
---------------------------------------------------------------------------------------------
    Total interest income                         49,661     44,262    144,299       130,500
Interest expense:
 Interest on savings deposits                      1,207      1,294      3,600         3,700
 Interest on time accounts                        16,666     13,592     47,799        40,911
 Interest on money market deposit accounts         5,348      3,322     14,925         9,268
 Interest on NOW accounts                             86        467        258         1,405
 Interest on borrowed funds                        2,360      3,537      6,600         9,062
 Interest on mandatorily redeemable preferred
   securities of subsidiary                          609        623      1,774         1,863
---------------------------------------------------------------------------------------------
   Total interest expense                         26,276     22,835     74,956        66,209
---------------------------------------------------------------------------------------------
Net interest income                               23,385     21,427     69,343        64,291
Provision for credit losses                       17,249      7,054     26,808        14,210
---------------------------------------------------------------------------------------------
Net interest income after provision for
 credit losses                                     6,136     14,373     42,535        50,081
Gains (losses) on sale of securities                   9          1          9          (215)
Losses on sale of loans                               12        (32)        40          (335)
Non-interest income:
 Service charges on deposit accounts               1,401      1,100      3,997         3,216
 Credit card fees                                    622        488      1,591         1,165
 Mortgage servicing fees                             292        330        922         1,036
 Fees and commissions-brokerage services             167        307        653           631
 Trust fees                                          319        275        955           819
 Other charges, commissions, and fees                881        580      2,353         2,004
---------------------------------------------------------------------------------------------
   Total non-interest income                       3,682      3,080     10,471         8,871
---------------------------------------------------------------------------------------------
Operating expense:
 Salaries, pensions, and other employee
  benefits                                         4,791      5,180     16,113        15,494
 Building occupancy                                1,097      1,078      3,438         3,470
 Dealer commission expense                           126        256        411           801
 Computer service fees                               387        469      1,250         1,594
 Services                                          1,520      1,394      4,575         4,309
 FDIC insurance                                      241         54        437           164
 Goodwill                                             96         96        289           289
 Interchange fees                                    481        375      1,229           898
 Other real estate                                   139        250        197           210
 Merger expenses                                   2,012                 2,013
 Acquisition costs                                            4,047                    5,406
 Other expenses                                    1,844      2,175      6,209         6,561
---------------------------------------------------------------------------------------------
   Total operating expense                        12,734     15,374     36,161        39,196
---------------------------------------------------------------------------------------------
Income before income taxes                        (2,895)     2,048     16,894        19,206
Provision for income taxes                        (1,230)       372      6,492         7,209
---------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                $(1,665)   $ 1,676   $ 10,402      $ 11,997
============================================================================================
Earnings per share:
 Basic                                            $(0.16)     $0.16      $1.01         $1.19
 Diluted                                          $(0.16)     $0.16      $1.00         $1.16
============================================================================================

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                  (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended    Nine Months Ended
                                                                                       September 30,        September 30,
                                                                                    2000        1999       2000      1999
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $(1,665)   $ 1,676   $10,402   $ 11,997

Other comprehensive income:
   Net unrealized gains (losses) on securities                                      5,701     (3,300)    5,373    (13,253)
   Reclassification adjustment for net realized
    gains (losses) included in net income                                               9          1         9       (215)
-------------------------------------------------------------------------------------------------------------------------
   Other comprehensive income, before income tax                                    5,710     (3,299)    5,382    (13,468)
Income tax benefit (cost) on other comprehensive income                            (2,388)     1,379    (2,252)     5,785
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                              3,322     (1,920)    3,130     (7,683)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                              $ 1,657    $  (244)  $13,532   $  4,314
=========================================================================================================================

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                             (Dollars In Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS  (unaudited)
----------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended September 30,
                                                                                 2000          1999
----------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                 $  10,402     $  11,997
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                 26,808        14,210
   Realized (gains) losses on available for sale
    investment securities                                                          (9)          215
   Other losses, net                                                              (40)          193
   Depreciation and amortization                                                2,233         2,059
   Net accretion of premiums and discounts on
    investment securities                                                        (265)         (462)
   Net accretion of premiums and discounts on loans                              (283)         (248)
   Sales of loans originated for sale                                           2,762        47,308
   Net increase in loans originated for sale                                     (670)      (36,224)
   Writedowns of other real estate                                                295         1,425
   Net change in other assets and liabilities                                   6,404           699
----------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                  47,637        41,172
----------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from calls of held to maturity investment
  securities                                                                    6,735         5,159
 Purchases of held to maturity investment securities                           (2,096)       (4,924)
 Principal collected on held to maturity investment
  securities                                                                      297           349
 Proceeds from sales of available for sale investment
  securities                                                                   20,884        63,842
 Purchases of available for sale investment securities                        (20,433)      (74,565)
 Principal collected on available for sale investment
  securities                                                                   14,963        27,470
 Net increase in longer-term loans                                           (117,518)     (230,704)
 Proceeds from sales of loans                                                   8,815        56,082
 Proceeds from sales of other real estate                                         569         1,619
 Other                                                                           (674)       (2,087)
----------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                     (88,458)     (157,759)
----------------------------------------------------------------------------------------------------
Financing activities:
 Net increase in demand deposits, NOW accounts, savings
  accounts, and money market deposit accounts                                  44,782        35,177
 Net (decrease) increase in time deposits                                     (48,635)       25,096
 Net increase in short-term borrowings (90 days)                               61,487        54,804
 Net (decrease) increase in long-term borrowings                                 (124)          345
 Proceeds from exercise of stock options                                        1,237         1,927
 Purchases of treasury stock                                                      (38)          (75)
 Dividends paid                                                                (7,700)       (7,094)
----------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                  51,009       110,180
----------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                           10,188        (6,407)
Cash and cash equivalents at beginning of year                                 70,065        70,287
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  80,253     $  63,880
====================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest credited on deposits and paid on other borrowings                $  73,219     $  64,979
----------------------------------------------------------------------------------------------------
  Income taxes                                                              $  13,367     $  10,143
----------------------------------------------------------------------------------------------------
 Non-cash investing activity:
  Securitization of mortgage loans and transfers to other real estate       $     635     $   1,379
----------------------------------------------------------------------------------------------------
  Unrealized appreciation (depreciation) in securities                      $   5,373     $ (13,253)
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                   (Dollars In Thousands-Except Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
Nine Months Ended                                Additional                                 Other
September 30,                     Number    Common  Paid-In  Undivided   Treasury   Comprehensive
1999                           of Shares     Stock  Capital    Profits      Stock          Income      Total
____________________________________________________________________________________________________________
Balance at December 31, 1998  11,237,470      $112  $35,202   $131,723   $(13,371)        $   425   $154,091

Comprehensive income:
 Net income                                                     11,997                                11,997
 Other comprehensive income:
 Unrealized depreciation in
   available for sale
    securities,
   net of reclassification amount                                                          (7,683)    (7,683)
------------------------------------------------------------------------------------------------------------
Comprehensive income                                            11,997                     (7,683)     4,314

Stock options exercised          157,451         2    1,925                                            1,927
Cash dividend paid on common
 stock ($0.70 per share)                                        (7,094)                               (7,094)
Treasury stock purchased                                                      (75)                       (75)
------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 11,394,921      $114  $37,127   $136,626   $(13,446)        $(7,258)  $153,163
============================================================================================================

2000
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999  11,398,991      $114  $37,287   $140,295   $(13,446)        $(9,757)  $154,493

Comprehensive income:
 Net income                                                     10,402                                10,402
 Other comprehensive income:
 Unrealized appreciation in
   available for sale securities,
   net of reclassification amount                                                           3,130      3,130
------------------------------------------------------------------------------------------------------------
Comprehensive income                                            10,402                      3,130     13,532

Stock options exercised           86,886         1    1,236                                            1,237
Cash dividend paid on common
 stock ($0.75 per share)                                        (7,700)                               (7,700)
Treasury stock purchased                                                      (38)                       (38)
------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 11,485,877      $115  $38,523   $142,997   $(13,484)        $(6,627)  $161,524
============================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

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

 The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999.

  Dollars In Thousands, Except Share Data
----------------------------------------------------------------------------------------------------
Quarters ended September 30,                Net Income   Weighted Average Shares  Earnings Per Share
----------------------------------------------------------------------------------------------------
  2000
  Basic earnings per share                    $(1,665)               10,287,332              $(0.16)
  Effect of stock options
----------------------------------------------------------------------------------------------------
  Diluted earnings per share                  $(1,665)               10,287,332              $(0.16)
====================================================================================================

  1999
  Basic earnings per share                    $ 1,676                10,167,138              $ 0.16
  Effect of stock options                                               178,343
----------------------------------------------------------------------------------------------------
  Diluted earnings per share                  $ 1,676                10,345,481              $ 0.16
====================================================================================================

  Nine Months Ended September 30,          Net Income   Weighted Average Shares  Earnings Per Share
----------------------------------------------------------------------------------------------------
  2000
  Basic earnings per share                    $10,402                10,264,564              $ 1.01
  Effect of stock options                                               100,539
----------------------------------------------------------------------------------------------------
  Diluted earnings per share                  $10,402                10,365,103              $ 1.00
====================================================================================================
  1999
  Basic earnings per share                    $11,997                10,108,821              $ 1.19
  Effect of stock options                                               224,476
----------------------------------------------------------------------------------------------------
  Diluted earnings per share                  $11,997                10,333,297              $ 1.16
====================================================================================================


Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, incurred a net loss for the quarter ended September 30, 2000 of $1.7 million, or $0.16 per diluted share, compared to net income of $1.7 million or $0.16 per diluted share for the same period of 1999. Net income for the first nine months ended September 30, 2000 totalled $10.4 million, or $1.00 per diluted share, compared to $12.0 million or $1.16 per diluted share for the first nine months of 1999.

  During the third quarter of 2000, deterioration of certain large credits in the Bank's loan portfolio caused the Bank to reflect larger charge-offs and/or write-downs on these loans and to incur larger than normal provision to increase loan loss reserves. These reserves are set aside to cover potential loan losses. After the end of the third quarter, the Bank retained a consulting firm to evaluate the Bank's credit and other risk management systems.

  On October 30, 2000, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on December 9, 2000 to shareholders of record at the close of business on November 21, 2000.

Financial Condition
-------------------

  Total assets of the Company increased from $2,240.9 million at December 31, 1999 to $2,315.9 million at September 30, 2000. During the first nine months of 2000, the Company originated $191.5 million of commercial loans, which contributed to a net increase in the commercial loan portfolio of $93.8 million from $904.6 million at December 31, 1999 to $998.4 million at September 30, 2000. The interest rates on these loans are generally tied to the Bank's Prime Rate. Consumer loans decreased from $468.0 million at December 31, 1999 to $445.8 million at September 30, 2000, and during this period the Company originated $140.5 million in consumer loans. Real estate loans increased from $349.6 million at December 31, 1999 to $371.9 million at September 30, 2000. During the above mentioned period, the Company originated $68.3 million of real estate loans, of which $8.2 million of residential real estate loans were sold. Investment securities decreased from $401.7 million at December 31, 1999 to $387.0 million at September 30, 2000.

  The average commercial loan outstanding balance at September 30, 2000 was $188,000. Total loan commitments to the Bank's 10 largest lending relationships ranged from $15.8 million to $21.3 million at September 30, 2000. Outstanding loan balances for these 10 relationships ranged from $5.0 million, made up of 7 individual loans, to $18.7 million, made up of 16 individual loans. These loans generally have varied sources of repayment and collateral.

  Non-performing loans are shown in a table within this report.  See "Non-
Performing Loans and ORE".   Total non-performing loans increased from 0.67% of
total gross loans at December 31, 1999 to 1.82% of total gross loans at September 30, 2000. Total loans, in all types of loan portfolios, which were 30-89 days past due, rose from $18.5 million at December 31, 1999 to $28.1 million at September 30, 2000. Respectively, these dollar amounts represent 1.07% and 1.55% of total loans at those dates, and historically have fluctuated from quarter to quarter.

  The competition for consumer loans has increased significantly, mainly due to the Bank being unable to remain competitive with the rates offered by automobile captive finance companies. Because of this competition, the total consumer loan portfolio has declined from $468.0 million at December 31, 1999 to $445.8 million at September 30, 2000.

  The allowance for possible credit losses and net charge-offs are shown in a table with this report. See "Allowance for Possible Credit Losses". Net charge-offs increased from $6.8 million for the third quarter of 1999 to $9.4 million for the third quarter of 2000. Non-performing assets increased to $33.8 million at September 30, 2000 from $12.5 million at December 31, 1999. The allowance for loan losses from $29.1 million at December 31, 1999 to $41.8
million at September 30, 2000.   Management believes these reserves are
sufficient to cover potential loan losses. Gross asset yields through September 30, 2000, were 8.95%, up from 8.24% for the comparable period in 1999. Net asset yields, after net credit losses, in the first nine months of 2000 increased to 8.07% from 7.49% for the first nine months of 1999.

  Total deposits decreased from $1,901.2 million at December 31, 1999 to $1,897.4 million at September 30, 2000. From June 30, 2000 to September 30, 2000, there has been a general decline in all types of certificates of deposit. During this period, retail certificates declined $9.3 million, municipal deposits $9.5 million, and money desk deposits $8.3 million. These decreases were offset by smaller increases in moneymarket and checking account funds of $11.0 million, and to a greater extent, increases in borrowings of $39.7 million from the Federal Home Loan Bank. When looking at changes in deposit balances from December 31, 1999 to September 30, 2000, retail certificates decreased $23.2 million and savings deposits decreased $11.8 million, but were offset by increases in moneymarket funds of $42.1 million. Non-retail deposits showed a decline in moneydesk funds of $72.4 million which was partially offset by increases in borrowings of $61.4 million. Growth of retail deposits, both locally and nationally, continues to lag behind asset growth as retail funding shortfalls are made up with brokered time deposits and borrowings. Municipal deposits carry a lower cost, in general, than money desk deposits and brokered deposits carry a similar cost to money desk deposits while providing more control over inflows and maturity streams. While focusing on retail deposit growth wherever possible, the Bank continues to determine the lowest cost of funding while still maintaining available sources of funding. The slower growth, or in the case of consumer lending, the decline, in loan balances has allowed the Bank to focus on using lower cost funding products. Interest credited to depositors and interest paid on borrowings totaled $73.2 million during that nine-month period, as compared to $64.3 million for the first nine months of 1999. The Company's borrowings increased from $142.0 million at December 31, 1999 to $203.4 million at September 30, 2000. Borrowings at September 30, 2000 consisted of $50.0 million of Federal Home Loan Bank advances and a $97.8 million Federal Home Loan Bank line of credit. Of the remaining $55.6 million, $53.4 million were securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

  The following factors affected shareholders' equity in the first nine months of 2000: earnings and stock options exercised increased shareholders' equity by $10.4 million and $1.2 million, respectively and the unrealized appreciation of $3.1 million in available for sale securities more than offset the $7.7 million of shareholder cash dividends.

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

  The following tables set forth, for the periods indicated, information regarding (i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets,
(vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily or month-end balances and include non-accrual loans. No tax equivalent adjustments were made.

                                                         Three Months Ended September 30,
---------------------------------------------------------------------------------------------------------
                                              2000                                  1999
---------------------------------------------------------------------------------------------------------
                                 Average                      Yield/      Average                 Yield/
(Dollars In Thousands)           Balance    Interest          Rate       Balance   Interest        Rate
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Commercial loans             $  962,010     $24,323         10.11%     $895,303    $20,475        9.15%
 Consumer loans:
  Passbook                            69           2         11.59           118          4       13.56
  Overdraft checking                 534          27         20.22           628         30       19.11
  Business line of credit          1,992          64         12.85         1,376         39       11.34
  Credit cards                    10,155         431         16.98         9,439        393       16.65
  Personal-direct                 79,378       1,985         10.00        83,253      2,017        9.69
  Personal-indirect-new
   auto                           53,046       1,108          8.36        59,241      1,215        8.20
  Personal-indirect-used
   auto                          164,948       4,007          9.72       184,223      4,307        9.35
  Personal-indirect-mobile
   homes                          70,549       1,776         10.07        62,299      1,522        9.77
  Personal-indirect-other         24,755         540          8.73        27,818        593        8.53
  Home equity line of
   credit                         33,384         837         10.03        31,146        666        8.55
  Checkcard reserve                2,688         369         54.91         2,329        246       42.25
  Student                            496          27         21.77         1,656         73       17.63
_________________________________________________________________________________________________________
   Total consumer loans          441,994      11,173         10.11       463,526     11,105        9.58
---------------------------------------------------------------------------------------------------------
Real estate loans:
  Residential-fixed              118,013       2,262          7.67        99,782      1,863        7.47
  Commercial-fixed                10,716         229          8.55        11,318        243        8.59
  Residential-adjustable          81,424       1,650          8.11        76,599      1,404        7.33
  Commercial-adjustable          153,394       3,374          8.80       161,139      3,456        8.58
---------------------------------------------------------------------------------------------------------
   Total real estate loans       363,547       7,515          8.27       348,838      6,966        7.99
---------------------------------------------------------------------------------------------------------
 Investment securities           401,912       6,617          6.59       427,272      5,530        5.18
 Mortgages held for sale              94           3         12.77         8,107        163        8.04
 Federal funds sold                1,645          30          7.29         3,894         23        2.36
---------------------------------------------------------------------------------------------------------
   Total  interest-earning
            assets             2,171,202     $49,661          9.15%    2,146,940    $44,262        8.25%
_________________________________________________________________________________________________________
Non-interest-earning assets      111,941                                 111,930
_________________________________________________________________________________________________________
         Total assets         $2,283,143                              $2,258,870
=========================================================================================================

Interest-bearing liabilities:
  Deposits:
  Savings                     $  186,335      $1,207          2.59%     $200,747     $1,294        2.58%
  Money market                   470,995       5,348          4.54       315,776      3,322        4.21
  Certificates of deposit      1,082,338      16,666          6.16     1,021,040     13,592        5.32
  NOW                             25,191          86          1.37       113,693        467        1.64
  Commercial checking            151,181                                 136,303
---------------------------------------------------------------------------------------------------------
         Total deposits        1,916,040      23,307          4.87     1,787,559     18,675        4.18
 Borrowings                      156,783       2,360          6.02       268,741      3,537        5.26
 Manditorily reedeemable
  preferred securities            30,000         609          8.12        30,000        623        8.31
---------------------------------------------------------------------------------------------------------
    Total interest-bearing
           liabilities         2,102,823     $26,276          5.00%    2,086,300    $22,835        4.38%
---------------------------------------------------------------------------------------------------------
Non-interest-bearing
liabilities                       15,199                                  11,089
---------------------------------------------------------------------------------------------------------
    Total liabilities          2,118,022                               2,097,389
---------------------------------------------------------------------------------------------------------
Shareholders' equity             165,121                                 161,481
---------------------------------------------------------------------------------------------------------
    Total liabilities and
    shareholders' equity      $2,283,143                              $2,258,870
=========================================================================================================
Net interest income/net
      interest rate spread                    $23,385          4.15%                 $21,427        3.87%
=========================================================================================================
Net earnings assets/net
      interest rate margin                    $68,379          4.31%                 $60,640        3.99%
=========================================================================================================
Ratio of interest-earning
      assets to interest-bearing  liabilities                  1.03X                                1.03X
=========================================================================================================


                                                  Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------
                                              2000                                     1999
------------------------------------------------------------------------------------------------------------
                                 Average                       Yield/     Average                   Yield/
(Dollars In Thousands            Balance     Interest          Rate       Balance    Interest       Rate
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Commercial loans            $  933,351    $ 69,173           9.88%   $  865,563   $ 57,924        8.92%
   Consumer loans:
   Passbook                            92           8          11.59           131         12       12.21
   Overdraft checking                 528          81          20.45           975         87       11.90
   Business line of credit          1,817         168          12.33         1,147         95       11.04
   Credit cards                     9,940       1,229          16.49         9,491      1,158       16.27
   Personal-direct                 80,044       5,902           9.83        83,591      5,932        9.46
   Personal-indirect-new
    auto                           55,510       3,423           8.22        55,268      3,436        8.29
   Personal-indirect-used
    auto                          171,104      12,249           9.55       172,701     12,194        9.41
  Personal-indirect-mobile
    homes                          68,280       5,101           9.96        58,568      4,350        9.90
   Personal-indirect-other         25,467       1,634           8.55        23,501      1,497        8.49
  Home equity line of
    credit                         33,030       2,386           9.63        31,279      1,979        8.44
   Checkcard reserve                2,568       1,038          53.89         1,954        617       42.10
   Student                          1,189          82           9.20         2,950        183        8.27
------------------------------------------------------------------------------------------------------------
    Total consumer loans          449,569      33,301           9.88       441,556     31,540        9.52
------------------------------------------------------------------------------------------------------------
 Real estate loans:
  Residential-fixed               110,311       6,316           7.63       106,370      5,720        7.17
  Commercial-fixed                 11,106         708           8.50         7,629        470        8.21
  Residential-adjustable           77,230       4,608           7.96        81,331      4,675        7.66
  Commercial-adjustable           155,276      10,044           8.62       163,042     10,578        8.65
-------------------------------------------------------------------------------------------------------------
   Total real estate loans        353,923      21,676           8.17       358,372     21,443        7.98
-------------------------------------------------------------------------------------------------------------
 Investment securities            411,092      20,076           6.51       423,028     18,478        5.82
 Mortgages held for sale              314          21           8.92         9,449        672        9.48
 Federal funds sold                 1,114          52           6.22        13,036        443        4.53
-------------------------------------------------------------------------------------------------------------
   Total  interest-earning
      assets                    2,149,363    $144,299           8.95%    2,111,004   $130,500        8.24%
-------------------------------------------------------------------------------------------------------------
Non-interest-earning assets       106,567                                  111,802
-------------------------------------------------------------------------------------------------------------
         Total assets          $2,255,930                               $2,222,806
=============================================================================================================

Interest-bearing
 liabilities:
 Deposits:
  Savings                      $  185,230    $  3,600           2.59%   $  193,058   $  3,700        2.56%
  Money market                    455,009      14,925           4.37       307,478      9,268        4.02
  Certificates of deposit       1,092,336      47,799           5.83     1,041,870     40,911        5.24
  NOW                              25,677         258           1.34       112,843      1,405        1.66
  Commercial checking             141,007                                  121,670
-------------------------------------------------------------------------------------------------------------
         Total deposits         1,899,259      66,582           4.67     1,776,919     55,284        4.15
 Borrowings                       151,418       6,600           5.81       239,810      9,062        5.04
 Manditorily reedeemable
  preferred securities             30,000       1,774           7.88        30,000      1,863        8.28
-------------------------------------------------------------------------------------------------------------
   Total interest-bearing
   liabilities                  2,080,677    $ 74,956           4.80%    2,046,729   $ 66,209        4.31%
-------------------------------------------------------------------------------------------------------------
Non-interest-bearing
  liabilities                      15,907                                   17,486
-------------------------------------------------------------------------------------------------------------
   Total liabilities            2,096,584                                2,064,215
-------------------------------------------------------------------------------------------------------------
Shareholders' equity              159,346                                  158,591
-------------------------------------------------------------------------------------------------------------
         Total liabilities
          and shareholders'
           equity              $2,255,930                               $2,222,806
=============================================================================================================
Net interest income/net
 interest rate spread                        $ 69,343           4.15%                $ 64,291        3.93%
=============================================================================================================
Net earnings assets/net
 interest rate margin                        $ 68,686           4.30%                $ 64,275        4.06%
=============================================================================================================
Ratio of interest-earning
 assets to
 interest-bearing liabilities                                   1.03X                                1.03X
============================================================================================================

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                                       2000 Compared to 1999               2000 Compared to 1999
                                                                          Increase (Decrease)                 Increase (Decrease)
(Dollars In Thousands)                                 Volume       Rate           Net             Volume        Rate      Net
--------------------------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
 Commercial loans                                       $ 1,598      $2,250          $ 3,848          $ 4,738   $ 6,511  $11,249
 Consumer loans                                          (2,212)      2,280               68              571     1,190    1,761
 Real estate loans                                          300         249              549             (387)      620      233
 Investment securities                                   (1,963)      3,050            1,087             (815)    2,413    1,598
 Other interest-earning assets                             (386)        233             (153)          (1,099)       57   (1,042)
--------------------------------------------------------------------------------------------------------------------------------
   Total                                                $(2,663)     $8,062          $ 5,399          $ 3,008   $10,791  $13,799
================================================================================================================================

Interest expense on interest-bearing liabilities:
 Deposits                                               $ 1,405      $3,227          $ 4,632          $ 4,006   $ 7,292  $11,298
 Borrowings                                              (4,288)      3,097           (1,191)          (4,634)    2,083   (2,551)
________________________________________________________________________________________________________________________________
   Total                                                 (2,883)      6,324            3,441             (628)    9,375    8,747
--------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                $   220      $1,738          $ 1,958          $ 3,636   $ 1,416  $ 5,052
================================================================================================================================

Interest Income
---------------

  The rapid rise in the prime rate over the past year has driven yields on earning assets significantly higher with corresponding interest income significantly higher compared to 1999. While margins have declined 7 basis points from the second quarter of 2000, they still remain strong at 4.31% and well above the margin for the third quarter of 1999 of 3.99%.

  The Company's interest income on interest-earning assets increased from $44.3 million for the three months ended September 30, 1999 to $49.7 million for the three months ended September 30, 2000, and increased from $130.5 million for the nine months ended September 30, 1999 to $144.3 million for the nine months ended September 30, 2000, respectively. These increases in interest income were the result of increases in the average balance of interest-earning assets from $2,146.9 million to $2,171.2 million for the three months ended September 30, 1999 and September 30, 2000, and from $2,111.0 million to $2,149.4 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The increases in average balances were accompanied by the increases in the average yield on interest-earning assets from 8.25% to 9.15% for the three months ended September 30, 1999 and 2000, and from 8.24% to 8.95% for the nine months ended September 30, 1999 and 2000, respectively. This reflected steady increases in the Company's Prime Rate totaling 175 basis points from the first quarter of 1999 through the third quarter of 2000.

  The increases in the average yield of the commercial loan portfolio largely accounted for the increases in interest income. The average balance of commercial loans increased $66.7 million from the third quarter of 1999 to $962.0 million for the third quarter of 2000, and increased $67.8 million from the nine months ended September 30, 1999 to $933.4 million for the nine months ended September 30, 2000, respectively. The average yield on commercial loans increased from 9.15% for the third quarter of 1999 to 10.11% for the third quarter of 2000, and increased from 8.92% for the nine months ended September 30, 1999 to 9.88% for the nine months ended September 30, 2000. The Prime Rate was 7.75% through the first and second quarter of 1999, rose to 8.00% in July, 8.25% in August, 8.50% in November 1999; it continued to increase to 8.75% in February, to 9.00% in March, and 9.50% in May 2000. During the third quarter, deteriorating conditions with certain loans increased the levels of non-performing loans at September 30, 2000. (See "Non-performing Loans and ORE"). This increase had a negative impact on interest income of approximately $435,000 for the quarter compared to the same quarter of 1999.

  The Company continues to emphasize origination of indirect and direct auto loans which adds to the Company's market base for potential business and provides some of the highest yielding assets for the Company. Despite this emphasis, the Company chose not to compete with the loan rates being offered by the captive finance companies. This continues to slow originations. The third quarter of 2000 reflected originations for new auto loans of $4.2 million compared to $10.2 million for the third quarter of 1999. Used auto originations showed a similar trend with $16.3 million for third quarter of 2000 compared to $24.6 million for the third quarter of 1999.

  The average balance of consumer loans decreased $21.5 million from $463.5 million for the quarter ended September 30, 1999 compared to $442.0 million for the quarter ended September 30, 2000, with an increase in yield on these assets from 9.58% for the three months ended September 30, of 1999 to 10.11% for the three months ended September 30, 2000. The average balance of consumer loans increased from $441.6 million for the nine-month period ended September 30, 1999 to $449.6 million for the nine-month period ended September 30, 2000, with an increase in yield on these assets from 9.52% for the nine months ended September 30, 1999 to 9.88% for the nine months ended September 30, 2000. New and used auto loans provided interest income of $5.1 million and $5.5 million for the third quarter of 1999 and the third quarter of 2000, and provided an increase in interest income from $15.6 million compared to the nine months ended September 30, 1999 to $15.7 million in the nine months ended September 30, 2000.

  The average balance of real estate loans increased $14.7 million to $363.5 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, and decreased $4.4 million to $353.9 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The quarter period reflected an increase in yield from 7.99% to 8.27%, resulting in a net increase of $549,000 in interest income from real estate loans to $7.5 million. The nine-month period reflected an increase in yield from 7.98% to 8.17% which resulted in a net increase of $233,000 in interest income from real estate loans to $21.7 million. The Bank continues to originate a significant amount of fixed-rate residential mortgage loans and has retained the current production of the residential mortgages originated in its portfolio.

  The average balance of investment securities decreased from $427.3 million for the third quarter of 1999 to $401.9 million for the third quarter of 2000, and decreased from $423.0 million for the nine months ended September 30, 1999 to $411.1 million for the nine months ended September 30, 2000. Yields on investment securities increased for the third-quarter periods from 5.18% to 6.59%, as the interest income on investment securities increased $1.1 million for the comparative quarters. Yields on investment securities increased for the nine-month periods from 5.82% to 6.51%, as the interest income on investment securities increased $1.6 million for the comparative nine-month periods.

Interest Expense
----------------

  The Company uses deposits to fund growth in earning assets. When this growth in earning assets outstrips the deposit growth from retail deposits, municipal deposits, and wholesale deposits, the Company may turn to borrowings from the Federal Home Loan Bank.

  Total interest expense increased by $3.4 million for the quarter ended September 30, 2000 as compared to the same period in 1999. The average balance of all interest-bearing liabilities increased from $2,086.3 million for the quarter ended September 30, 1999 to $2,102.8 million for the quarter ended September 30, 2000, accompanied by an increase in the average rate paid on all interest-bearing liabilities from 4.38% to 5.00% during the respective period. The average balance of deposits increased from $1,787.6 million during the three months ended September 30, 1999 to $1,916.0 million during the same period in 2000. This average balance increase and the increase in the cost of deposits were major factors contributing to the increase in interest paid on deposits from $18.7 million for the third quarter of 1999 to $23.3 million for the third quarter of 2000. Another component of the change in interest-bearing liabilities was the decrease in average balance of borrowings from $268.7 million for the three months ended September 30, 1999 to $156.8 million for the three months ended September 30, 2000. This decrease in average balance more than offset an increase in the rate paid on borrowings from 5.26% to 6.02% during the three-month period as borrowing costs decreased to $2.4 million for the three months ended September 30, 2000. As the average balance of deposit accounts tied to money-market indices has increased from $315.8 million at September 30, 1999 to $471.0 million, these deposits, which reprice in anticipation of the increase in rates, have caused deposit costs to escalate more rapidly than in prior years. A similar increase reflected average balances rising from $307.5 million for the nine-month period ended September 30, 1999 to $455.0 million for the nine-month period ended September 30, 2000.

Provision for Credit Losses
---------------------------

  The provision for credit losses increased from $7.1 million to $17.2 million for the quarters ended September 30, 1999 and September 30, 2000, respectively, and increased from $14.2 million to $26.8 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The allowance for possible credit losses increased to $41.8 million as of September 30, 2000, compared to $29.1 million as of December 31, 1999. This large increase was necessitated by significant deterioration in several large credits within the Company's commercial and industrial loan portfolio. See "Non-performing Loans and ORE".

Non-interest Income
-------------------

  Non-interest income increased 19.5% from $3.1 million to $3.7 million for the quarter ended September 30, 1999 to September 30, 2000, respectively, and increased 18.0% from $8.9 million to $10.5 million for the nine months ended September 30, 1999 to September 30, 2000, respectively. The factors contributing to the increase from the third quarter of 1999 to the same quarter of 2000 were increases of $301,000 in service charges on deposit accounts, $301,000 in other charges, commissions, and fees, $134,000 in credit card fees, and $44,000 in trust fees. A small decrease in mortgage servicing fees from quarter to quarter was due to the Company retaining more residential loans within its own portfolio. Though fees and commissions from brokerage services for 2000 were slightly ahead of year to date 1999, the third quarter of 2000 showed a decrease from the third quarter of 2000 due to market conditions in effect at that time. Similar percentage increases for core banking activities are noted for the nine-month period ended September 30, 2000 compared to September 30, 1999.

Gains (Losses) On Sale of Securities
------------------------------------

  Gains on sale of securities were $1,000 for the third quarter of 1999 and $9,000 for the third quarter of 2000, with losses of $215,000 and gains of $9,000 for the nine months ended September 30, 1999 and 2000, respectively. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management, to adjust the interest rate sensitivity of the Company's balance sheet.

Gains (Losses) On Sale of Loans
-------------------------------

  In prior years, the practice of the Company had been to sell or securitize long-term, fixed-rate residential mortgage loans. This provided liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. In 2000, the Company started to retain originated mortgages for its own portfolio. As a result of this change in practice, the mortgages sold or securitized declined to $2.2 million from $19.0 million for the third quarter of 2000 and 1999, respectively. This resulted in gains of $12,000 and losses of $32,000 for the same two periods, respectively. For the nine-month period ended September 30, 2000 and 1999, the Bank securitized or sold $8.2 million and $101.1 million, respectively, of residential mortgage loans. These sales generated gains of $40,000 and losses of $335,000 for the same nine-month periods.

Operating Expense
-----------------

  Operating expense decreased from $15.4 million for the quarter ended September 30, 1999 to $12.7 million for the quarter ended September 30, 2000, and also decreased from $39.2 million for the nine months ended September 30, 1999 to $36.2 million for the nine months ended September 30, 2000. The main factor contributing to the decrease was the recognition of $5.4 million acquisition charges in the first nine months of 1999. Permanent cost savings from the Skaneateles Bancorp, Inc. acquisition and continued emphasis on expense controls has kept operating expense levels down in 2000.

Income Taxes
------------

  The income tax benefit was $1.2 million for the quarter ended September 30, 2000 and the income tax expense was $0.4 million for the quarter ended September 30, 1999, with income tax expense of $6.5 million and $7.2 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. These decreases were mainly due to decreased levels of taxable income.

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

  Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery. Consumer loans are generally charged-off before they become 90 days past due.

  The following table sets forth information regarding non-performing loans which are 90 days or more overdue and ORE held by the Company at the dates indicated.

                                                                               September 30,  December 31,
(Dollars In Thousands)                                                            2000          1999
-----------------------------------------------------------------------------------------------------------
Commercial loans:
    Non-accrual loans                                                            $28,974      $ 8,448
Consumer loans:
    Accruing loans 90 days overdue                                                   720          945
Residential real estate loans:
    Non-accrual loans                                                              1,725        2,161
Commercial real estate loans:
    Non-accrual loans                                                              1,661           53
-------------------------------------------------------------------------------------------------------------
       Total non-performing loans and accruing loans 90 days overdue             $33,080      $11,607
=============================================================================================================
Total non-performing loans to total gross loans                                     1.82%        0.67%
Total real estate acquired in settlement of
    loans at net realizable value                                                $   670      $   910
Total non-performing loans and real estate acquired in settlement
    of loans at net realizable value to total assets                                 1.46%       0.56%

  Total non-performing loans and accruing loans 90 days overdue, increased to $33.1 million, or 1.82% of total gross loans at September 30, 2000, compared to $11.6 million, or 0.67% of total gross loans at December 31, 1999. This compares to 1.68% of total loans for all FDIC-insured commercial banks in the Northeast.

  At December 31, 1999, non-performing residential real estate loans totalled $2.2 million and included 40 loans. At September 30, 2000, non-performing residential real estate loans totalled $1.7 million and included 31 loans.

  At December 31, 1999, there was 1 non-performing commercial real estate loan of $53,000. At September 30, 2000, there were 4 non-performing commercial real estate loans totalling $1.7 million. Two of these loans totaling $1.4 million were with one borrower who is experiencing cash flow problems in these and other lines of business. Unused space has been recently leased and workout will continue throughout the coming months with no loss currently expected.

  Non-performing commercial loans at December 31, 1999 totalled $8.4 million and included 34 individual loans ranging in size from $6,000 to $1.2 million.
During the third quarter, deterioration in certain large credits caused non-performing commercial loans to increase to $29.0 million and consisted of 72 individual loans ranging in size from $2,000 to $4.5 million at September 30, 2000. Of these loans, 39 are under $100,000 individually. There are 5 borrowers that account for 21 loans, with an outstanding balance of $20.6 million of the total commercial loans that were non-performing at September 30, 2000. Of these 5 largest non-performing relationships, the largest has a non-performing loan balance of $7.8 million after being written down by $7.2 million at September 30, 2000. Investment bankers have been enlisted to facilitate the sale of the borrower company after completion of a bankruptcy process, which appears eminent, though not yet initiated. This is necessitated due to rapidly declining sales and working capital constraints. The second largest non-performing relationship was for $4.5 million. All properties associated with this borrower have been listed for sale with proceeds to be used to pay loan principal. The third relationship is also for $4.5 million. The fourth largest non-performing relationship is for $2.1 million. This was a venture capital loan to a company capitalized, in part, by long term customers of the Bank. The production has been delayed and marketing has not commenced on the product. Current information would indicate less promising results than expected originally, if and when the product gets to market. A relationship for $1.7 million is the fifth largest non-performing situation and foreclosure of the properties and liquidation of the collateral has been initiated.

  At December 31, 1999, the Company had $0.9 million of consumer loans 90 days or more past due which were accruing interest, as compared to $0.7 million at September 30, 2000.

  At September 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totalled $13.8 million with a corresponding valuation allowance of $6.6 million. At December 31, 1999, these figures totalled $5.5 million and $1.8 million, respectively. This increase reflects the action taken to address the deterioration in the aforementioned loans and other loans renewed through September 30, 2000.

  At December 31, 1999, ORE totalled $910,000, which consisted of 10 single-family residential properties with a book value totalling $526,000 and 4 commercial real estate properties with a book value totalling $384,000. At September 30, 2000, ORE totalled $670,000, which consisted of 11 single-family residential properties totalling $479,000 and 2 commercial real estate property with a book value of $191,000.

  The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                               Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
(Dollars In Thousands)                       2000            1999         2000                1999
--------------------------------------------------------------------------------------------------
Average gross loans outstanding        $1,802,563      $1,734,701   $1,769,659          $1,691,605
==================================================================================================

Allowance at beginning of period       $   33,936      $   27,110   $   29,134          $   25,030
--------------------------------------------------------------------------------------------------
Charge-offs:
     Commercial loans                       8,859           6,121       12,762               9,441
     Consumer loans                           970           1,328        2,919               3,642
     Residential real estate loans             20              27          112                 243
     Commercial real estate loans              18                          126                 341
--------------------------------------------------------------------------------------------------
          Total loan charge-offs            9,867           7,476       15,919              13,667
Recoveries:
     Commercial loans                         225             380          912               1,025
     Consumer loans                           213             330          821                 751
     Residential real estate loans                                                              49
--------------------------------------------------------------------------------------------------
          Total recoveries                    438             710        1,733               1,825
--------------------------------------------------------------------------------------------------
Net charge-offs                             9,429           6,766       14,186              11,842
Provision for credit losses
     charged to operating expenses         17,249           7,054       26,808              14,210
--------------------------------------------------------------------------------------------------
Allowance at end of period             $   41,756      $   27,398   $   41,756          $   27,398
==================================================================================================

Ratio of net charge-offs to:
     Average gross loans
     outstanding (annualized)                2.09%           1.56%        1.07%               0.93%
Ratio of allowance to:
     Non-performing loans                  126.23%         177.40%      126.23%             177.40%
     Period-end loans outstanding            2.30%           1.57%        2.30%               1.57%

  Net charge-offs were $6.8 million and $9.4 million for the third quarter of 1999 and 2000. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

  Funding for the Company's assets is derived primarily from demand and time deposits and long- and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased from $2,086.3 million for the three-month period ended September 30, 1999 to $2,102.8 million for the same period ended September 30, 2000. The most significant increase in interest-bearing liabilities for the quarter ended September 30, 2000 compared to September 30, 1999, was an increase in the average balance of moneymarket accounts. The average balance of moneymarket accounts increased to $471.0 million for the third quarter of 2000 from $315.8 million for the third quarter of 1999. A shift in balances from checking products to money market accounts is reflected because of a retail sweep account program maintained by the Bank. The balance at September 30, 2000 that represented checking accounts that were swept into moneymarket accounts approximated $85.0 million. To fund loan growth, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk decreased to an average balance of $155.8 million in the third quarter of 2000 from a $227.0 million average balance in the same quarter in 1999. Brokered certificates of deposit additionally remain a source of funding for asset growth. The average balance of these deposits grew from $145.7 million for the third quarter of 1999 to $248.3 million for the third quarter of 2000. With the rise in interest rates over the past year, the overall cost of funds for all certificates of deposits increased from 5.32% to 6.16% from the third quarter of 1999 to the same period in 2000. Total borrowings decreased from an average balance of $268.7 million to $156.8 million from the quarter ended September 30, 1999 to the same quarter ended September 30, 2000. With an increase in the average rate paid on borrowings from 5.26% for the quarter ended September 30, 1999 to 6.02% for the same quarter in 2000 offset by the decrease in average balance, interest expense on these borrowings decreased from $3.5 million for the third quarter of 1999 to $2.4 million for the third quarter of 2000.

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

  The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At September 30, 2000, the total of approved loan commitments amounted to $106.5 million. Long-term borrowings of $23.0 million are scheduled to mature in the years 2002 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totalled $829.2 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

  At September 30, 2000, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 8.01%, which exceeds the current requirements for the Company. At September 30, 2000, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 11.03%.

  The Company's book value per common share increased from $15.11 at December 31, 1999 to $15.67 at September 30, 2000.

Impact of Inflation and Changing Prices
---------------------------------------

  The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted within the United States which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Other Matters
--------------

  On October 4, 2000, the Company announced that it and NBT Bancorp, Inc. agreed to terminate their merger agreement. The reciprocal stock option agreements have also been terminated and no termination fees will be paid by either party. The Bank continues to evaluate its data processing needs and expenses following termination of the NBT merger. This may result in further expenses.

  The Board of Directors elected Howard W. Sharp as President and Chief Executive officer of both the Company and its subsidiary, BSB Bank & Trust Company. Mr. Sharp also was elected a director of the Boards of Directors of both companies, filling a vacant position. Mr. Sharp joined the Company on November 9, 2000.

  The Statement on Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", will be effective for the Company's fiscal year beginning on January 1, 2001. This statement requires all derivative instruments to be carried on the balance sheet at fair value. Changes in fair value are recorded in either comprehensive income or net income, depending on the nature of the derivative instrument. The Company currently holds interest rate swaps which it expects will qualify as hedges under SFAS No. 133. The Company does not expect this pronouncement to have a significant effect on its financial statements.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

  The stock of the Company is listed on The Nasdaq Stock Market National Market Tier under the symbol BSBN. As of September 30, 2000, the Company had 2,370 shareholders of record and 10,310,353 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

  The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                  Cash Dividends
                   Price Range      Per Share
-------------------------------------------------
1999
-------------------------------------------------
First Quarter     $32.68  $24.25           $0.22
Second Quarter     28.00   24.25            0.23
Third Quarter      27.63   24.00            0.25
Fourth Quarter     24.88   18.50            0.25
-------------------------------------------------
2000
-------------------------------------------------
First Quarter     $22.97  $16.75           $0.25
Second Quarter     21.75   17.50            0.25
Third Quarter      23.88   18.31            0.25

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

  Based on the Company's latest analysis of asset/liability mix (June 30, 2000), management's simulation analysis of the effects of changing interest rates on a static balance sheet project that an immediate 200 basis point increase in interest rates over the 12 months ended December 31, 2000 would decrease net interest income for that period by 3.19% or less and that a similar decrease in interest rates would increase net interest income by 2.38% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest-rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                 Not applicable

Item 5 - Other Information
         -----------------
                 Not applicable


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits


              27   Financial Data Schedule

         (b)  Reports on Form 8-K

         Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2000 (Termination of Agreement and Plan of Merger by and between NBT Bancorp Inc. and BSB Bancorp, Inc.)

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BSB Bancorp, Inc.



Date:    November 14, 2000                 By:   /s/ Thomas L. Thorn
       -----------------------------------     ----------------------------
                                                 THOMAS L. THORN
                                                 Executive Officer


Date:    November 14, 2000                 By:  /s/ Rexford C. Decker
        ---------------------------------      ----------------------------
                                                REXFORD C. DECKER
                                                Senior Vice President
                                                and Chief Financial Officer