Form 10-K
period 2000-12-31
BSB BANCORP INC
filed 2001-03-29
CIK 830257

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

                                   Form 10-K

      [X]       Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 2000

                                      OR

      [ ]       Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                       Commission File Number:  0-17177

                               BSB BANCORP, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  16-1327860
-------------------------------                 --------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

58-68 Exchange Street, Binghamton, New York            13901
-------------------------------------------       ----------------
  (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code: (607) 779-2406 Securities registered pursuant to Section 12(b) of the Act: Not applicable
         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, ($0.01 par value per share)
                          ---------------------------
                                Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K
or any amendment to this Form 10-K.    [ ]

As of March 13, 2001, the aggregate value of the 9,999,986 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 841,600 shares held by all affiliates of the Registrant, was approximately $180,878,124. This figure is based on the closing sales price of $19.75 per share of the Registrant's Common Stock on March 13, 2001. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of March 13, 2001 - 9,999,986
                      DOCUMENTS INCORPORATED BY REFERENCE
   List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
   (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.
   (2) Portions of the definitive Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Report for the Registrant's Annual Meeting of Shareholders to be held on April 23, 2001 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

                       Exhibit Index appears on page 29

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                              FOR THE YEAR ENDED
                               DECEMBER 31, 2000
                               BSB BANCORP, INC.

                                                                                                              Page
                                                                                                              ----

PART I
  Item 1.                    Business                                                                            1
  Item 2.                    Properties                                                                         22
  Item 3.                    Legal Proceedings                                                                  23
  Item 4.                    Submission of Matters to a Vote of                                                 23
                             Security Holders

PART II
  Item 5.                    Market for the Registrants Common Equity and Related Stockholder Matters           23
  Item 6.                    Selected Financial Data                                                            23
  Item 7.                    Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                                    23

  Item 7A.                   Quantitative and Qualitative                                                       23
                             Disclosures About Market Risk
  Item 8.                    Financial Statements and Supplementary Data                                        23
  Item 9.                    Changes In and Disagreements with Accountants
                               on Accounting and Financial Disclosure                                           23

PART III
  Item 10.                   Directors and Executive Officers of the Registrant                                 23
  Item 11.                   Executive Compensation                                                             23
  Item 12.                   Security Ownership of Certain Beneficial Owners and Management                     23
  Item 13.                   Certain Relationships and Related Transactions                                     24

PART  IV
  Item 14.                   Exhibits, Financial Statement Schedules and Reports on Form 8-K                 24-27

PART I

ITEM 1.    BUSINESS

GENERAL

BSB Bancorp, Inc.

  BSB Bancorp, Inc. (the "Company") is the Delaware-chartered bank holding company for BSB Bank & Trust Company ("BSB Bank & Trust" or the "Bank"). The Company owns 100% of the issued and outstanding common stock, $1.00 par value, of the Bank, which is the primary asset of the Company. The business of the Company is the business of the Bank. The Company's and the Bank's principal executive offices are located at 58-68 Exchange Street, Binghamton, New York 13901, telephone (607) 779-2406.

  The Company, as a bank holding company, is subject to regulation, examination, and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is subject to regulation, examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the State of New York Banking Department ("Banking Department"). Unless the context otherwise requires, all references to the Company herein are intended to include the activities of the Bank.

  In July 1999, the Company acquired Skaneateles Bancorp, Inc. Pursuant to the terms of the merger, each share of Skaneateles Bancorp common stock was exchanged for .97 share of the Company's common stock.

BSB Bank & Trust Company

  The Bank is headquartered in Binghamton, New York and at December 31, 2000 conducted business in Broome, Chemung, Chenango, Onondaga, Oswego, and Tioga Counties, and adjacent areas of New York State. In January 2001, the Bank agreed to sell its Oswego supermarket branch office with approximately $4.5 million of deposits and $1.5 million of loans. At year-end 2000, BSB Bank & Trust served its customers from 22 full-service banking offices with 25 branch-based automatic teller machines (MachineTeller(R)), and 27 off-premise automatic teller machines. The Bank also served its customers at 12 proprietary banking service locations (StoreTeller(R)) situated in a large area supermarket chain.

  The primary market area of the Bank is Broome, Chemung, Chenango, Onondaga, Oswego, and Tioga Counties, with a combined population of 1,002,218 according to the 1990 United States Census. The Bank is the leader in total deposits in Broome County. Over the past decade, BSB Bank & Trust has grown from a traditional thrift institution to a diversified financial service organization providing a broad range of deposit and loan products to area businesses and consumers. The Bank is a major provider of banking services to consumers and the business community, as well as offering banking services to school districts and cooperative education centers, cities, towns, villages, and numerous municipal agencies. It is also active in indirect automobile financing.

LENDING ACTIVITIES

Loan Portfolio Composition

  BSB Bank & Trust's portfolio of loans totaled $1.8 billion at December 31, 2000, representing 78.7% of the Bank's total assets at that date, compared to $1.7 billion, and 76.9% of the Bank's total assets at December 31, 1999. Commercial loans continued to comprise a significant portion of the loan portfolio, increasing to $997.1 million, or 54.8% of all loans at December 31, 2000 from $904.6 million, or 52.5% of all loans at December 31, 1999. These loans, being generally tied to the Company's Prime Rate, tend to increase the interest rate sensitivity of the loan portfolio. The consumer loan share of the portfolio decreased from 27.2% of all loans at December 31, 1999 to 24.0% or $436.9 million at December 31, 2000. Originations of all consumer loans were $183.2 million for 2000, compared to $262.3 million for 1999. Strong competition from captive finance companies has tempered originations, with total originations for indirect used autos reduced to $57.8 million for 2000 compared to $102.8 million for 1999. Indirect new auto loan originations decreased from 1999 originations of $33.3 million to $18.2 million in 2000. The combined portfolio of originating consumer loans has decreased the balance of the indirect new and used auto loan portfolios to $210.6 million at December 31, 2000 from $242.2 million at December 31, 1999. The direct consumer loan portfolio has decreased from $82.6 million at December 31, 1999 to $77.8 million at December 31, 2000. The balance of mobile home loans increased to $72.6 million at December 31, 2000 from $66.8 million at December 31, 1999.

  The Company's policy of selling or securitizing fixed-rate residential mortgages to improve the liquidity of the portfolio, reduce interest rate risk, and to build servicing portfolio income resulted in sales of $111.7 million in 1999. In 2000, as liquidity pressures abated somewhat, $9.9 million of fixed-rate residential mortgages were sold. The Company had originations of fixed-rate residential mortgages of $49.4 million for 2000 compared to $113.6 million in 1999.

  The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.

                                                           December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                            2000                 1999                  1998                 1997               1996
(Dollars in Thousands)                Amount  Percent      Amount   Percent      Amount   Percent      Amount  Percent       Amount
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                        $  997,082   54.78%  $  904,632    52.53%  $  802,474    50.86%  $  677,238   47.68%   $  555,640
Consumer:
 Student                               1,504    0.08%       1,665     0.10%       2,393     0.15%       4,071    0.29%        2,451
 Personal direct                      77,845    4.28%      82,579     4.79%      80,069     5.07%      67,244    4.74%       51,494
 Personal indirect-used auto         159,989    8.79%     182,844    10.62%     156,606     9.92%     114,249    8.05%       67,336
 Personal indirect-new auto           50,650    2.78%      59,354     3.45%      51,746     3.28%      49,475    3.48%       44,844
 Personal indirect-mobile homes       72,631    3.99%      66,814     3.87%      54,867     3.48%      45,506    3.20%       27,728
 Personal indirect-others             24,092    1.32%      27,039     1.57%      18,715     1.19%       8,864    0.62%        4,374
 Savings account                          43    0.00%         114     0.01%         153     0.01%         229    0.02%          340
 Overdraft checking                      537    0.03%         580     0.03%       1,231     0.08%       1,277    0.09%        1,270
 Business line of credit               2,306    0.13%       1,612     0.09%         956     0.06%       1,025    0.07%
 Home equity                          32,930    1.81%      32,125     1.87%      31,738     2.01%      34,081    2.40%       33,433
 Debit card                            2,946    0.16%       2,662     0.15%       1,814     0.11%       1,278    0.09%          628
 Credit card                          11,429    0.63%      10,598     0.62%      10,499     0.67%      10,255    0.72%        9,575
-----------------------------------------------------------------------------------------------------------------------------------
  Total consumer loans               436,902   24.00%     467,986    27.17%     410,787    26.03%     337,554   23.77%      243,473
-----------------------------------------------------------------------------------------------------------------------------------
Real estate:
 Fixed-rate:
       Residential                   126,309    6.94%      96,446     5.60%     100,959     6.40%     101,656    7.16%       92,953
       FHA & VA                        3,986    0.22%       5,509     0.32%       7,910     0.50%      10,390    0.73%       13,390
       Commercial                     10,278    0.56%      11,516     0.67%       5,614     0.36%       6,845    0.48%        8,395
       Commercial FHA                    179    0.01%         186     0.01%         194     0.01%         202    0.01%          208
-----------------------------------------------------------------------------------------------------------------------------------
   Total fixed-rate                  140,752    7.73%     113,657     6.60%     114,677     7.27%     119,093    8.38%      114,946
-----------------------------------------------------------------------------------------------------------------------------------
 Adjustable-rate:
        Residential                   88,700    4.87%      74,481     4.32%      87,644     5.55%     119,115    8.39%      134,945
        Commercial                   156,831    8.62%     161,496     9.38%     162,327    10.29%     167,352   11.78%      166,181
-----------------------------------------------------------------------------------------------------------------------------------
   Total adjustable-rate             245,531   13.49%     235,977    13.70%     249,971    15.84%     286,467   20.17%      301,126
-----------------------------------------------------------------------------------------------------------------------------------
    Total real estate loans          386,283   21.22%     349,634    20.30%     364,648    23.11%     405,560   28.55%      416,072
-----------------------------------------------------------------------------------------------------------------------------------
                                  $1,820,267  100.00%  $1,722,252   100.00%  $1,577,909   100.00%  $1,420,352  100.00%   $1,215,185
===================================================================================================================================

  The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 2000. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed and adjustable interest rates.

                                      Residential   Commercial   Commercial
                                      Real Estate  Real Estate     Business  Consumer
(Dollars in Thousands)                      Loans        Loans        Loans     Loans       Total
-------------------------------------------------------------------------------------------------
Amounts due:
 Within one year                         $ 10,884     $ 25,392     $491,742  $107,815  $  635,833
 After one year through five years         45,955       50,277      445,435   217,394     759,061
 Beyond five years                        162,156       91,619       59,905   111,693     425,373
-------------------------------------------------------------------------------------------------
   Total                                 $218,995     $167,288     $997,082  $436,902  $1,820,267
=================================================================================================

Amounts due after one year:
 Fixed                                   $121,732     $  9,488    $289,938  $296,150  $  717,308
================================================================================================
 Adjustable                              $ 86,379     $132,408    $215,402  $ 32,937  $  467,126
================================================================================================

  Contractual maturities of loans do not necessarily reflect the actual life of loans in the Bank's portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses. These clauses give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages.

  Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters.

Origination, Securitization, and Sale of Loans

The following table shows the loans originated, securitized, sold, and repaid during the periods indicated.

                                                            Years Ended December 31,
(Dollars in Thousands)                                   2000         1999         1998
---------------------------------------------------------------------------------------
Gross loans receivable at beginning of period      $1,724,337   $1,594,715   $1,427,811
Mortgage loan originations:
 Conventional
   One- to four-family dwellings
     Fixed-rate                                        45,964      112,024      191,096
     Adjustable-rate                                   26,531        4,822        4,073
 Commercial real estate                                20,708       46,640       56,042
 FHA/VA                                                 3,432        1,588        2,795
---------------------------------------------------------------------------------------
      Total mortgage loans originated                  96,635      165,074      254,006
---------------------------------------------------------------------------------------

Commercial loan originations                          262,932      285,999      346,881

Consumer loan originations:
 Student loans                                          3,351        3,221        3,033
 Personal direct loans                                 30,232       38,206       39,295
 Personal indirect used auto loans                     57,786      102,798      105,315
 Personal indirect new auto loans                      18,181       33,277       29,311
 Personal indirect mobile home loans                   15,574       22,431       20,428
 Personal indirect other loans                          3,265       15,352        2,460
 Home improvement loans                                                              82
 Savings account loans                                                  18           39
 Business line of credit loans                          3,723        4,144        2,998
 Overdraft checking                                     1,851        1,857        2,137
 Debit card                                             7,623        5,887        4,094
 Equity lines of credit                                17,986       15,567       17,899
 Credit card                                           23,667       19,571       17,525
---------------------------------------------------------------------------------------
   Total consumer loans originated                    183,239      262,329      244,616
---------------------------------------------------------------------------------------
     Total loans originated                           542,806      713,402      845,503
---------------------------------------------------------------------------------------

Commercial loan-credit advances                     1,099,072    1,048,761      927,898
Principal repayments                                1,532,484    1,517,802    1,421,987
Loans securitized:
 FNMA-fixed                                                                      43,761
---------------------------------------------------------------------------------------
   Total loans securitized                                                       43,761
---------------------------------------------------------------------------------------
Loan sales:
 Student loans                                          3,512        3,056        4,562
 Residential mortgages                                  9,858      111,683      136,187
---------------------------------------------------------------------------------------
   Total loan sales                                    13,370      114,739      140,749
---------------------------------------------------------------------------------------
     Net loan activity                                 96,024      129,622      166,904
---------------------------------------------------------------------------------------
Gross loans receivable and loans
 held for sale at end of period                     1,820,361    1,724,337    1,594,715
Loans held for sale                                       (94)      (2,085)     (16,806)
---------------------------------------------------------------------------------------
Gross loans receivable at the end of the period     1,820,267    1,722,252    1,577,909
Allowance for possible credit losses                  (59,291)     (29,134)     (25,030)
Net deferred fees and costs                               844          636          507
---------------------------------------------------------------------------------------
Net loans receivable at the end of period          $1,761,820   $1,693,754   $1,553,386
=======================================================================================

Commercial Lending

  The commercial loan portfolio is a significant part of the Bank's asset base. As of December 31, 2000, commercial loans amounted to $997.1 million, or 54.8% of the Bank's total loans as compared with $904.6 million, or 52.5% as of December 31, 1999. Under New York law, the Bank generally may not lend to any one entity more than 15% of the bank's capital stock, surplus, and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus, and undivided profits, provided that the loan is collateralized to the extent that such loan is between 15% and 25% of the Bank's capital stock, surplus, and undivided profits. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 2000, 10 loan relationships had outstanding loans and commitments exceeding 10% of shareholders' equity compared to 14 at December 31, 1999. There were no loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity at December 31, 2000 or 1999. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

  At December 31, 2000, there were $321.5 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $181,627. Management continues to review commercial loan applications from companies with a strong financial base and strong credit history. Commercial loan originations amounted to $286.0 million, or 40.1% of total loans originated in 1999 compared to $262.9 million, or 48.4% of total loans originated in 2000. Total loan commitments to the 10 largest lending relationships ranged from $22.3 million to $16.3 million at December 31, 2000. Outstanding loan balances for these 10 relationships, ranging from $19.8 million to $6.0 million, are made up of 83 individual loans. Each of these loans has varied sources of repayment and collateral. The Bank continually reviews all larger group credits.

  The commercial loan portfolio is diversified by industry, type, and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 62% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 9.89% in 2000 and 9.03% in 1999. The Bank's average Prime Rate was 9.24% in 2000 and 8.02% in 1999. Commercial loans are made on both a collateralized and uncollateralized basis, and include collateralized lines of credit. Although most have shorter terms, the maximum term of a non-real estate collateralized commercial loan is ten years. The largest single extension of credit at December 31, 2000 was in the amount of $17.0 million and, as of that date, the largest single loan outstanding was $14.7 million on that credit. As of December 31, 2000, the Bank had 25 other relationships with outstanding loans and relationships exceeding $10.8 million. The Bank monitors commercial loan and commercial real estate industry stratifications at least twice a year and continues to require diversity throughout its commercial loan and commercial real estate portfolios. At December 31, 2000, the manufacturing industry made up 21.7% of the portfolio. At that same date, the service industry was 20.4% of the portfolio, finance/insurance/real estate was 19.0% of the portfolio, loans to retail businesses stood at 15.8%, and loans to wholesale trade businesses at 10.9% rounded the top five. The order of these industrial classifications has not changed from December 31, 1999 and the percentages remained constant, except that loans to wholesale trades companies increased from 14.6% to 15.7% representing the largest change. Geographic concentrations are also reviewed at the same time as industry concentrations. Approximately 66.2% of commercial loans are located in the Bank's primary market area of Broome, Chemung, Chenango, Onondaga, Oswego, and Tioga Counties. Of the remaining 33.8%, 27.8% are spread through other counties of New York State, and 6.0% in other states.

  In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll, and direct deposit to employees' accounts.

Consumer Lending

  The Bank engages in a variety of consumer lending activities. As of December 31, 2000, a total of $436.9 million of consumer loans was outstanding as compared to $468.0 million and $410.8 million at December 31, 1999 and 1998, respectively. As seen in the table on page 2, the majority of the consumer loans is comprised of $385.3 million in personal loans (which includes indirect loans and savings account loans), $32.9 million in home equity loans, and $14.4 million in credit and debit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral, and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy, and by adverse economic conditions.

  Of the $385.3 million in personal loans outstanding at December 31, 2000, $77.8 million or 20.2% represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff; the $307.4 million or 79.8% represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, automobile, and other retail dealers. Indirect originations in 2000 totaled $94.8 million or 51.8% of all consumer loan originations. Of these indirect originations, used auto loans was the largest source at $57.8 million. Mobile home loans are originated through service companies and are supported by recourse agreements against significant reserve account balances. All personal loans originated for the Bank are advanced at fixed interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

  The Bank continues to originate indirect consumer loans, though at a slower pace than in prior years. These loans tend to earn some of the highest yields of Bank assets, but also tend to have a higher risk associated with them. Going forward, the Bank will originate these loans with the emphasis on controlling charge-offs and maintaining the profitability of this product line. In 2000, the Bank originated $94.8 million of indirect consumer loan contracts compared with $173.9 million of such consumer loans in 1999.

   Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years, and are generally collateralized by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. As of December 31, 2000, the outstanding balance of total home equity lines of credit was $32.9 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

  The Bank has an adjustable-rate MasterCard program to complement its fixed-rate Visa credit card program. As of December 31, 2000, there were total credit card lines available of $46.5 million with an outstanding balance of $11.4 million as compared to $42.8 million and $10.6 million, respectively, at December 31, 1999.

  Consumer lending, with its short-term characteristics, contributes to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

Residential Real Estate Lending

  The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 2000, $219.0 million, or 12.0% of the Bank's total loan portfolio consisted of residential mortgage loans. In 2000 and 1999, residential mortgage loan originations amounted to $75.9 million and $118.4 million, respectively, which represented approximately 14.0% and 16.6%, respectively, of the Bank's total loan originations.

  In years prior to 2000, the Bank sold large portions of the residential mortgage loans originated and retained the servicing of these loans. In 2000, only $9.9 million of the $75.9 million originated were sold. This compares to sales of $111.7 million in 1999 to originations of $118.4 million. The Bank has the ability, and currently intends, to retain more of its residential mortgage loan originations, as it reduces the balance of its commercial loan portfolio to provide a better mix of assets. Because of the decision to retain more residential mortgage loans in the Bank's portfolio, the serviced mortgage loan portfolio, a source of non-interest income, decreased from $559.9 million at December 31, 1999 to $516.7 million at December 31, 2000.

Commercial Real Estate Lending

  The Bank originated $20.7 million in commercial real estate loans in 2000 compared to $46.6 million in 1999 and $56.0 million in 1998. At December 31, 2000, the Bank had $167.3 million of commercial real estate loans outstanding, representing approximately 9.2% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans, with rates adjusting every one, three, or five years, represent 8.6% of the total loan portfolio at December 31, 2000.

  The commercial real estate loans offered by the Bank are being underwritten with terms of up to 25 years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 2000 was 8.66% and 8.80% in 1999. The largest single commercial real estate loan advanced during 2000 was $3.0 million.

Non-performing Loans and Other Real Estate Owned ("ORE")

  The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue, and other real estate owned held by the Bank at December 31:

(Dollars in Thousands)                                    2000      1999      1998      1997      1996
------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Commercial loans                                     $17,104   $ 1,852   $ 5,326   $ 8,489   $ 7,212
  Residential real estate loans                          2,071     2,161     2,813     2,400     2,915
  Commercial real estate loans                           1,522        53     1,730     2,305     4,016
Consumer accruing loans with principal
  or interest payments 90 days overdue                     781       945       818       557       451
Loans which are "troubled debt
  restructurings" as defined in the Statement of
  Financial Accounting Standards ("SFAS") No. 15
  "Accounting by Debtors and  Creditors for
  Troubled Debt Restructurings"                         10,660     6,596     6,406     3,142     1,193
------------------------------------------------------------------------------------------------------

Total non-performing loans                             $32,138   $11,607   $17,093   $16,893   $15,787
======================================================================================================

Total non-performing loans to total loans                 1.77%     0.67%     1.08%     1.19%     1.30%
======================================================================================================
Total real estate acquired in settlement of loans
  at lower of cost or fair value                       $   323   $   910   $ 3,021   $ 3,735   $ 2,110
======================================================================================================
Total non-performing loans and real estate acquired
  in settlement of loans at net
  realizable value to total assets                        1.40%     0.56%     0.94%     1.14%     1.11%
======================================================================================================

  During 2000, 1999, 1998, 1997, and 1996, approximately $1.8 million, $806,000,
$783,000, $768,000 and $882,000 of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

  During 2000, 1999, 1998, 1997, and 1996, $1.3 million, $119,000, $567,000,
$682,000, and $442,000 respectively, of interest income on non-accrual loans were recognized during the periods.

  Total non-performing loans and other real estate owned increased to $32.5 million, or 1.40% of total assets at December 31, 2000, compared to $12.5 million, or 0.56% of total assets at December 31, 1999. Certain steps have been taken to address the increase in the non-performing loans in the Bank's portfolio. During the fourth quarter of

2000, the Bank concluded a comprehensive evaluation of its existing credit and loan reserves. In order to accomplish this within a short time frame, the Bank retained Ernst&Young LLP to assist in a credit risk management assessment, which included a review of certain specific loans and segments of the portfolio as well as credit administration issues. Late in the fourth quarter, the Bank also hired an experienced banking executive with very strong credentials in bank examination and credit quality issues, to take a lead role in evaluating the Bank's risk management process. The Bank believes its work has resulted in an appropriate assessment of the loan portfolios at year-end 2000.

  For many years the loan growth rate at BSB, particularly in commercial and industrial ("C&I") loans was significantly higher than the growth rate of economic activity in its core markets in Central New York. The Bank's present strategy is to change the mix of loans in its portfolio. These changes will include aggressive reduction of C&I loans as well as the more volatile and high-cost deposits that have funded them. The second step involves the implementation of a new risk management process. The Bank has hired a Senior Vice President-Risk Management and, in the first quarter of 2001, established an independent, commercial credit administration department. This group, staffed by senior loan officers, is charged with managing the Bank's non-performing loans and certain other loans. Various strategies are being pursued to maximize the value of these credits, including the possible sale of loans at acceptable price levels. The Bank's objective is to manage the disposition of the loans through diligent collection efforts. The new credit administration department is separate and distinct from the Bank's ongoing lending operation, both administratively and physically. The segregation of the non-performing loans will allow the Bank to monitor and report better on the performance of its core lending operations. Similarly, senior management will work with other departments to identify potential risks in the lines of business they are handling and to develop procedures geared toward limiting those risks.

  At December 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $31.6 million with a valuation allowance aggregating $13.6 million. For the twelve months ended December 31, 2000, the average recorded investment in impaired loans was approximately $16.4 million. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired. The Bank will work with borrowers to restructure or modify terms of their loans if difficulties arise in repayment. If necessary, at the time of modification, the loan will be written down to the estimated amount of future cash receipts. A non-performing loan that has been modified will remain a non-performing loan until an adequate history of recovered or collected principal and interest has been established, the loan is repaid, or related foreclosed or repossessed property is sold to satisfy the debt. Also the repayment of all future contractual principal and interest must be deemed collectible and the borrower must demonstrate the ability to sustain performance. At December 31, 2000, the Bank had $10.7 million of restructured commercial loans included in non-accrual status. At December 31, 1999, the Bank had $6.6 million of restructured commercial loans in non-accrual status.

  At December 31, 2000, non-performing residential real estate loans totaled $2.1 million. At December 31, 1999, non-performing residential real estate loans totaled $2.2 million. Loan loss reserves have been established that are deemed adequate by management.

  At December 31, 1999, non-performing commercial real estate loans totaled $53,000. At December 31, 2000, non-performing commercial real estate loans increased to $1.5 million. This increase resulted primarily from one relationship for $1.4 million with a customer in the Southern Tier New York region.

  Non-performing commercial loans at December 31, 2000 totaled $17.1 million, and included 55 individual loans ranging in size from $3,000 to $4.5 million. Within this group of loans, neither one industry nor one geographical area stands out; nor does any other one factor or influence form any consistent pattern in the loans that are shown as part of non-performing assets. At December 31, 1999, non-performing commercial loans were at $1.9 million. These loans and all other non-performing loans have been internally risk-rated.

  Loans that are still accruing but are 30 to 89 days past due increased $18.5 million at December 31, 1999 to $66.5 million at December 31, 2000. All loans in this category are risk-weighted to determine the adequacy of the allowance for possible credit losses. See further discussion in "Allowance for Possible Credit Losses".

  At December 31, 2000, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $323,000 and consisted of five single-family residential properties with a book value totaling $133,000 and two commercial real estate properties with a book value totaling $190,000. At December 31, 1999, ORE totaled $910,000, which consisted of ten single-family residential properties with a book value totaling $526,000 and four local commercial real estate properties with a book value totaling $384,000.

  During 2000, 15 single-family residential properties with a book value totaling $660,000 were sold, and 15 single-family residential properties with a book value of $607,000 were added to the ORE portfolio from 1999. In 2000, 16 residential real estate ORE properties were written down by $232,000.

  During 2000, three commercial real estate properties with a book value totaling $230,000 were sold, two commercial real estate properties with a book value totaling $526,000 were charged off, and four commercial real estate properties valued at $3.5 million were partially charged off. In addition, one commercial real estate property with a book value totaling $154,000 was added to the portfolio, and three commercial real estate ORE properties were written down by $22,000 in 2000. All real estate carried in the Company's ORE portfolio is supported by recent independent appraisals.

  Allowance for Possible Credit Losses

  Management reviews the adequacy of the allowance for possible credit losses at least quarterly. The adequacy of the allowance is assessed by applying projected loss ratios to the risk-ratings (i.e. "classification") of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various "classifications" and concentrations of loans, transfer risks, and other pertinent factors.

  The Bank added significantly to the allowance for possible credit losses in the third and fourth quarters of 2000 bringing the ratio of the allowance to total loans outstanding at December 31, 2000 to 3.26% from 1.69% at December 31, 1999. The additional allowance for possible credit losses was considered necessary due to an increase in non-performing loans and net charge offs during the third and fourth quarters of 2000. In the fourth quarter of 2000, the Bank completed a preliminary analysis of lending operations and policies, including policies for reviewing existing credits and establishing reserves. The process included the retention of Ernst & Young LLP to assist in the review, and a thorough evaluation by the Bank's new President and Chief Executive Officer and his senior management team. Based on that review, the allowance for possible credit losses was increased to $59.3 million at December 31, 2000.

  A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for possible credit losses during the periods indicated. Management considers the allowance for possible credit losses (reserves) of $59.3 million at December 31, 2000 adequate to cover potential credit losses.

                                                             Years Ended December 31,
--------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                          2000         1999         1998         1997         1996
--------------------------------------------------------------------------------------------------------
 Average total loans outstanding          $1,780,105   $1,699,850   $1,507,493   $1,313,576   $1,158,568
========================================================================================================

Allowance at beginning of period          $   29,134   $   25,030   $   21,768   $   19,168   $   17,179

Charge-offs:
 Commercial loans                             21,058       11,635        6,389        5,314        6,799
 Consumer loans                                4,272        5,110        3,280        2,244        1,774
 Residential real estate loans                   151          267          238          175          190
 Commercial real estate loans                    110          381        1,083        2,718        1,352
--------------------------------------------------------------------------------------------------------
   Total loans charged-off                    25,591       17,393       10,990       10,451       10,115
Recoveries:
 Commercial loans                                836        1,173          456        1,348        1,232
 Consumer loans                                1,030        1,087          785          588          558
 Residential real estate loans                                 83            9            2           12
 Commercial real estate loans                    161           17           71          299          156
--------------------------------------------------------------------------------------------------------
   Total recoveries                            2,027        2,360        1,321        2,237        1,958
--------------------------------------------------------------------------------------------------------
Net charge-offs                               23,564       15,033        9,669        8,214        8,157
--------------------------------------------------------------------------------------------------------
Provision for credit losses charged to
 operating expenses                           53,721       19,137       12,931       10,814       10,146
--------------------------------------------------------------------------------------------------------
 Allowance at end of period               $   59,291   $   29,134   $   25,030   $   21,768   $   19,168
========================================================================================================

Ratio of net charge-offs to:
 Average total loans outstanding                1.32%        0.88%        0.64%        0.63%        0.70%
Ratio of allowance to:
 Non-performing loans                         184.49%      251.00%      146.43%      128.86%      121.42%
 Year-end total loans outstanding               3.26%        1.69%        1.59%        1.53%        1.58%

  The provision for credit losses was $53.7 million in 2000 and $19.1 million in 1999. The allowance for possible credit losses increased to $59.3 million, or 3.26% of total loans at December 31, 2000, from $29.1 million, or 1.69% at year-end 1999 to reflect the reserves necessary to cover potential losses in the loan portfolios based on current adverse conditions within the economy and the current risk-weighting of the individual loans in the commercial portfolio. Net charge-offs in 2000 amounted to $23.6 million, or 1.32% of average total loans outstanding, compared to $15.0 million, or 0.88% in 1999. Non-performing loans at December 31, 2000 were $32.1 million, or 1.77% of total loans outstanding as compared to $11.6 million, or 0.67% at December 31, 1999.

  The following table indicates the allowance for possible credit losses by the following categories of loans for the following periods:

                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------
                      2000              1999              1998              1997              1996
-------------------------------------------------------------------------------------------------------
                 Amount    % (1)   Amount    % (1)   Amount    % (1)   Amount    % (1)   Amount    % (1)
-------------------------------------------------------------------------------------------------------
Real Estate:
 Commercial     $ 2,817    9.19%  $ 2,329   10.06%  $ 2,873   10.66%  $ 3,946   12.28%  $ 3,644   14.38%
 Residential        272   12.03       240   10.24       444   12.45       268   16.27       289   19.86
Commercial       48,616   54.78    21,446   52.53    17,270   50.86    14,886   47.68    13,677   45.72
Consumer          7,586   24.00     5,119   27.17     4,443   26.03     2,668   23.77     1,558   20.04
-------------------------------------------------------------------------------------------------------
                $59,291  100.00%  $29,134  100.00%  $25,030  100.00%  $21,768  100.00%  $19,168  100.00%
=======================================================================================================

(1)  Percent of loans in each category to total loans at the dates indicated.

INVESTMENT ACTIVITIES

  As of December 31, 2000, the Bank's investment securities portfolio of $401.7 million constituted 17.4% of its total assets. Such securities consist of United States Treasury securities, United States Government Agency securities, mortgage-backed securities, collateralized mortgage obligations ("CMO"), obligations of state and local governments, and corporate debt and equity securities.

  Collateralized mortgage obligations consist of pools of mortgages. Interest, principal amortization, and prepayments are directed in a predetermined order ("traunches"), as received, until each class is paid off. The vast majority of CMOs purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank owns and occasionally buys private issuer CMOs. The Bank purchases mostly senior traunches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. The Bank performs tests on CMOs at the time of purchase to determine that the issues being considered for purchase fall within the risk parameters established by the Bank's investment policy.

   The Bank also purchases and sells mortgage participation certificates that consist primarily of certificates issued by FNMA and the FHLMC. The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 2000, the Bank's gross mortgage-backed securities portfolio of $170.9 million included $100.6 million of CMOs, $18.7 million in GNMA securities, and $51.6 million in participation certificates.

  There is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans at any time. This option can affect the returns the Bank anticipates earning by investing in these securities. When interest rates fall as they did during 1997 and 1998, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities, thereby reducing the period of time the Bank will receive the anticipated higher rate of return.

  Market values are also affected by the borrowers option to prepay. In falling rate environments, the possibility of prepayment increases as borrowers refinance the underlying loans in order to receive a lower rate of interest. This factor limits the degree to which mortgage-backed securities appreciate. When interest rates rise the probability of the underlying mortgages refinancing decreases; this extends the average time during which a lower rate will be received and decreases the value of the security.

  The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated (also, see Note 2 of the Consolidated Financial Statements included in the 2000 Annual Report to Shareholders):

                                                                  December 31,
---------------------------------------------------------------------------------------------------
(Dollars in Thousands)                            2000          1999       1998     1997       1996
---------------------------------------------------------------------------------------------------
Collateralized mortgage obligations        $   100,615      $111,613   $110,300  $57,988   $108,780
GNMA securities                                 18,749         9,591     10,228    1,204      1,495
Participation certificates                      51,552        44,628     51,033   27,453     53,797
---------------------------------------------------------------------------------------------------
                                               170,916       165,832    171,561   86,645    164,072
---------------------------------------------------------------------------------------------------
Net premiums and (discounts)                       951           844        486     (253)        47
Unrealized (depreciation) appreciation          (1,453)       (6,931)       375   (1,265)      (530)
---------------------------------------------------------------------------------------------------
                                              $170,414 (1)  $159,745   $172,422  $85,127   $163,589
===================================================================================================

(1) The carrying value of mortgage-backed securities at December 31, 2000 includes approximately $151.8 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

  The U.S. Government Agency Obligations in the Bank's investment portfolio consist primarily of securities callable by the issuing agencies with calls ranging out to four years. The call features limit the appreciation potential of the securities as the probability of them being called on the call date rises as interest rates decline.

The following table shows the Bank's activity in mortgage-backed securities during the years indicated:

                                                                                                            December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                               2000           1999        1998
------------------------------------------------------------------------------------------------------------------------------------
 Mortgage-backed securities at beginning of year (gross)                                         $165,832       $171,561    $ 86,645
  Purchases:
    GNMA securities                                                                                10,000                      9,989
    Collateralized mortgage obligations                                                                           33,540     119,220
    Participation certificates                                                                     11,147                      1,621
------------------------------------------------------------------------------------------------------------------------------------
      Total purchases                                                                              21,147         33,540     130,830
------------------------------------------------------------------------------------------------------------------------------------
  Securitizations:
    Participation certificates                                                                                                43,761
------------------------------------------------------------------------------------------------------------------------------------
  Sales:
    GNMA securities                                                                                                              697
    Collateralized mortgage obligations                                                                58         10,101      46,831
    Participation certificates                                                                                       177      17,009
------------------------------------------------------------------------------------------------------------------------------------
      Total sales                                                                                      58         10,278      64,537
  Principal repayments:
    GNMA securities                                                                                   842            637         268
    Collateralized mortgage obligations                                                            10,939         23,420      20,076
    Participation certificates                                                                      4,224          4,934       4,794
------------------------------------------------------------------------------------------------------------------------------------
      Total principal repayments                                                                   16,005         28,991      25,138
------------------------------------------------------------------------------------------------------------------------------------
      Net change in principal                                                                       5,084         (5,729)     84,916
------------------------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities at end of year (gross)                                                 170,916        165,832     171,561
------------------------------------------------------------------------------------------------------------------------------------
    Net premiums                                                                                      951            844         486
    Unrealized (depreciation) appreciation                                                         (1,453)        (6,931)        375
------------------------------------------------------------------------------------------------------------------------------------
      Net mortgage-backed securities at end of year                                              $170,414       $159,745    $172,422
====================================================================================================================================

  The following table sets forth the Bank's investment portfolio at carrying value at the dates indicated:

                                                                                                            December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                               2000           1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Bond investments:
 U.S. Government obligations                                                                     $186,996       $202,906    $217,662
 Municipal obligations                                                                             18,467         22,482      17,513
 Corporate obligations                                                                              1,491
 Other                                                                                              1,619          1,372       1,020
------------------------------------------------------------------------------------------------------------------------------------
   Total bond investments                                                                         208,573        226,760     236,195
------------------------------------------------------------------------------------------------------------------------------------

Stock investments:
 Marketable equity securities                                                                          70             20          22
 Preferred sinking fund stocks                                                                      3,000          3,591         591
 Other securities                                                                                  21,448         21,421      17,884
------------------------------------------------------------------------------------------------------------------------------------
   Total stock investments                                                                         24,518         25,032      18,497
------------------------------------------------------------------------------------------------------------------------------------
 Total investment securities at book value                                                        233,091        251,792     254,692
------------------------------------------------------------------------------------------------------------------------------------
Unrealized (depreciation) appreciation                                                             (1,830)        (9,814)        422
------------------------------------------------------------------------------------------------------------------------------------
   Total investment securities                                                                   $231,261       $241,978    $255,114
====================================================================================================================================

  The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 2000. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.


                                                                                    Maturing After Five Years
                                              After One Year Through Five Years        Through Ten Years
---------------------------------------------------------------------------------------------------------------
                              In OneYear         Fixed
                                or less        Interest        Variable               Fixed         Variable
                             Amount  Rate   Amount    Rate   Amount  Rate         Amount   Rate   Amount  Rate
---------------------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Investment securities:
 U.S. Treasury and U.S.
   government agencies
   and corporations          $1,021  5.44%  $77,412   6.25%  $4,997  3.37%       $ 93,092  6.45%   $   -     -%
 Obligations of states and
   political subdivisions     2,480  4.54     7,054   4.63                          7,009  4.79
Corporate bonds:
 Domestic                       364  7.71     1,491   6.93
Corporate stocks
Other securities
---------------------------------------------------------------------------------------------------------------
 Total net investments
   and other securities      $3,865  5.08%  $85,957   6.13%  $4,997  3.37%       $100,101  6.33%   $   -     -%
===============================================================================================================

                                       After Ten Years                Total
--------------------------------------------------------------------------------
                                  Fixed               Variable
                              Amount   Rate       Amount    Rate  Amount   Rate
--------------------------------------------------------------------------------
                                      (Dollars in Thousands)
Investment securities:
 U.S. Treasury and U.S.
   government agencies
   and corporations           $10,474  7.49%       -$        -%  $186,996  6.34%
 Obligations of states and
   political subdivisions       1,924  6.50                        18,467  4.87%
Corporate bonds:
 Domestic                       1,255  7.39                         3,110  7.21%
Corporate stocks                3,070  8.63                         3,070  8.63%
Other securities               21,448  6.69                        21,448  6.69%
--------------------------------------------------------------------------------
 Total net investments
   and other securities       $38,171  7.08%       -$        -%  $233,091  6.30%
================================================================================

DEPOSITS

  At December 31, 2000, the Bank had $1,881.2 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, certificates of deposit, and pension accounts for both individuals and small businesses. Of these deposit instruments, $1,048.3 million, or 55.8% of all deposits consisted of term accounts, $492.7 million, or 26.2% consisted of money market deposit accounts, $164.5 million, or 8.7% consisted of passbook, escrow, and statement savings accounts, $21.0 million, or 1.1% consisted of NOW accounts, and $154.7 million, or 8.2% consisted of commercial checking accounts.

  At December 31, 2000, brokered deposits totaled $286.8 million with original maturities of one to five years. This compares to a balance of $231.9 million at December 31, 1999. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

  The Bank maintains a "sweep program" allowing balances to be "swept" from NOW accounts into money market deposit accounts. At December 31, 2000, approximately $99.0 million of the money market accounts were NOW balances being swept into the account. The growth of commercial lending within the Bank also resulted in an increase of $7.0 million in commercial checking account balances to $108.9 million compared to $101.9 million at December 31, 2000 and 1999, respectively.

  The Bank's electronic delivery systems include an ATM network
(MachineTeller(R)) and point-of-sale network (StoreTeller(R)); they have processed over 22.3 million transactions for the Bank's depositors.

  Deposit accounts in the Bank are insured to the maximum permissible amounts by the Bank Insurance Fund ("BIF"), as administered by the FDIC. Accordingly, the Bank is subject to rules, regulations, and examinations of the FDIC.

  The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:

                                                                                   December 31,
-----------------------------------------------------------------------------------------------------------------------------

                                                     2000                           1999                        1998
-----------------------------------------------------------------------------------------------------------------------------
                                                             Average                      Average                     Average
                                                            Interest                     Interest                    Interest
(Dollars in Thousands)                    Amount       %        Rate       Amount     %      Rate       Amount   %       Rate
-----------------------------------------------------------------------------------------------------------------------------
Passbook and statement                $  159,185      8.46%     2.50%  $  182,264     9.59%  2.50%  $  183,883   10.75%  3.00%
NOW accounts                              21,019      1.12      1.30       31,197     1.64   1.31      113,948    6.66   1.52
Money market deposit accounts            492,711     26.20      4.30      429,991    22.62   4.08      300,911   17.60   4.02
Checking accounts                        154,695      8.22                141,907     7.46             115,429   6.75
One to two year certificates (1)         338,882     18.01      5.72      283,068    14.89   5.04      249,699   14.60   5.44
Two to three year certificates (1)        69,777      3.71      5.36      110,971     5.84   5.52      146,848    8.59   5.78
Other certificates (1)                   639,670     34.00      6.15      717,272    37.72   5.59      594,771   34.79   6.01
Escrow                                     5,287      0.28      2.00        4,534     0.24   2.00        4,371    0.26   2.00
-----------------------------------------------------------------------------------------------------------------------------
 Total deposits at end of period      $1,881,226    100.00%     4.68%  $1,901,204   100.00%  4.37%  $1,709,860  100.00%  4.52%
=============================================================================================================================

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

  The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 1999 and December 31, 2000, which mature during the periods indicated:

                                                                                            Amounts at December 31, 2000
                                                                                                   Maturing Within
                                                                December 31,              One         Two          Three
(Dollars in Thousands)                                       1999         2000           Year       Years          Years  Thereafter
------------------------------------------------------------------------------------------------------------------------------------
Certificate accounts:
 2% to 3.99%                                           $    5,586     $  5,876       $  5,872       $   4
 4% to 5.99%                                              909,851      316,673        255,788      40,452        $12,006      $8,427
 6% to 7.99%                                              194,349      724,640        599,890     107,935         16,241         574
 8% to 9.99%                                                1,294          886            256         139            451          40
 10% to 11.99%                                                230          254            254
------------------------------------------------------------------------------------------------------------------------------------
  Total certificate accounts                           $1,111,310   $1,048,329       $862,060    $148,530        $28,698      $9,041
====================================================================================================================================

  The following table sets forth deposit activity for the periods indicated:

                                                                 Years Ended December 31,
(Dollars in Thousands)                                       2000         1999           1998
---------------------------------------------------------------------------------------------
Net (decrease) increase before
   interest credited                                   $ (109,948)  $  115,802       $179,947
Interest credited                                          89,970       75,542         72,387
---------------------------------------------------------------------------------------------
Net deposit (decrease) increase                        $  (19,978)  $  191,344       $252,334
=============================================================================================

  The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.

                                                Years Ended December 31,
(Dollars in Thousands)                       2000         1999         1998
---------------------------------------------------------------------------
Deposits at beginning of period        $1,901,204   $1,709,860   $1,457,526

(Decrease) increase in:
  Passbook accounts                       (23,079)      (1,619)       9,425
  NOW accounts                            (10,178)     (82,752)      22,243
  Money market deposit accounts            62,720      129,080       13,332
  Commercial checking accounts             12,787       26,478       19,035
  One to two year certificates             75,815       33,369       16,669
  Two to three year certificates          (41,194)     (35,877)      (8,887)
  Other certificates                      (97,602)     122,501      180,756
  Escrow                                      753          164         (239)
---------------------------------------------------------------------------
Net (decrease) increase in deposits
  during the period                       (19,978)     191,344      252,334
---------------------------------------------------------------------------
Deposits at end of period              $1,881,226   $1,901,204   $1,709,860
===========================================================================

The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 2000, which mature during the periods indicated:

                                              Maturing Within
                                             -----------------
                                               Over     Over
                                               Three   Six to
                                     Three    to Six   Twelve
(Dollars in Thousands)     Total     Months   Months   Months   Thereafter
--------------------------------------------------------------------------
2% to 3.99%               $  5,818  $  3,496  $   740  $ 1,582
4% to 5.99%                 34,401    14,960    5,082    9,592     $ 4,767
6% to 7.99%                222,111   111,478   53,247   41,848      15,538
10% to 11.99%                  180                         180
--------------------------------------------------------------------------
  Total                   $262,510  $129,934  $59,069  $53,202     $20,305
==========================================================================

BORROWINGS

The Bank has available a number of sources for borrowing funds. The Bank's principal borrowings are securities sold under repurchase agreements, and advances from the Federal Home Loan Bank of New York ("FHLB"). See Note 8 of Notes to Consolidated Financial Statements included in the 2000 Annual Report to Shareholders.

The following table sets forth the borrowings and mandatorily redeemable preferred securities of the Bank as of the dates indicated:

                                                                                                                    December 31,
(Dollars in Thousands)                                                                                             2000       1999
----------------------------------------------------------------------------------------------------------------------------------
FHLB advances                                                                                                  $150,455   $ 90,538
Securities sold under repurchase agreements                                                                      72,819     49,218
Other                                                                                                             2,194      2,289
----------------------------------------------------------------------------------------------------------------------------------
 Total borrowings                                                                                               225,468    142,045
Mandatorily redeemable preferred securities                                                                      30,000     30,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               $255,468   $172,045
==================================================================================================================================

Borrowings at December 31, 2000 have maturity dates as follows:

                                                                                                               Weighted
(Dollars in Thousands)                                                                                     Average Rate     Amount
----------------------------------------------------------------------------------------------------------------------------------
 Borrowings maturing or callable in 2001                                                                           6.22%  $202,513
 December 23, 2002                                                                                                10.51      2,000
 October 6, 2003                                                                                                   4.73     20,000
 February 5, 2007                                                                                                  7.08        418
 January 11, 2019                                                                                                  6.08        537
Mandatorily redeemable preferred securities - 2028                                                                 8.13     30,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   6.37%  $255,468
==================================================================================================================================

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:

                                                                                                            December 31,
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                                              2000           1999       1998
----------------------------------------------------------------------------------------------------------------------------------
Outstanding balance at end of year                                                              $202,513       $119,048   $155,272
Average interest rate                                                                               6.22%          5.45%      5.00%
Maximum outstanding at any month end                                                            $214,588       $256,863   $187,758
Average amount outstanding during year                                                          $156,086       $179,499   $153,242
Average interest rate during year                                                                   6.02%          5.11%      5.48%

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

  The Bank provides full trust services to individuals, corporations, and non-profit organizations including executor of estates, trustee under wills, living trust agreements, custodian services, investment management services, and acts as trustee of qualified retirement plans. At December 31, 2000, the Bank managed $329.5 million in trust assets.

INVESTMENT IN SUBSIDIARIES

  At December 31, 2000, BSB Bank & Trust Company, Inc. is the only banking subsidiary of the Company.

  B-Save Corporation was incorporated in 1982 and performs treasury management services for the Bank.

  BSB Credit Corporation was incorporated in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

  During 1996, the Bank formed a wholly owned subsidiary, BSB Financial Services, Inc. This Company became the focal point for marketing brokerage services. Additional financial services are being reviewed that may expand the Bank's product mix to better serve the non-traditional banking customer.

  BSB NEWPRO, Inc. was incorporated in 1997 and acquires, holds, maintains, and disposes of property acquired through foreclosure for the Bank.

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

  As part of the acquisition of Skaneateles Bancorp, Inc., the Company acquired a wholly owned real estate investment trust subsidiary. This company, now named BSB Preferred Capital Corporation, was formed to provide a cost effective means of raising funds, including capital, on a consolidated basis. The Bank's strategy is to acquire, hold, and manage real estate mortgage assets, including, but not limited to residential mortgage loans, mortgage-backed securities, and commercial mortgage loans.

PERSONNEL

  As of December 31, 2000, the Company, on a consolidated basis, had 438 full-time and 123 part-time employees. The employees are not represented by any collective bargaining unit, and the Bank considers its relationship with its employees to be good.

COMPETITION

  BSB Bank & Trust faces significant competition in attracting deposits and loans. Its most direct competition for deposits has historically come from commercial banks, thrift institutions, and credit unions located in its market area. The Bank also faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. BSB Bank & Trust competes for deposits principally by offering depositors a wide variety of deposit programs, convenient branch locations and banking hours, tax-deferred retirement programs, and other services. The Bank also utilizes newspaper, radio, television, and other media to advertise its deposit and loan services. BSB Bank & Trust does not rely upon any individual group or entity for a material portion of its deposits.

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

REGULATION

General

   The Company, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. The Bank, as a New York-chartered bank and trust company, is subject to regulation, supervision, and examination by the FDIC as its primary federal regulator and by the Banking Department as its state regulator. The Bank also is subject to regulation, supervision, and examination as to certain matters by the Federal Reserve Board.

   The Bank's deposits are insured to applicable limits by the Bank Insurance Fund, as administered by the FDIC.

   As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve Board. Under current capital adequacy guidelines, bank holding companies generally must maintain a ratio of Tier 1 capital to total assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve Board's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. The Company's ratio of Tier 1 capital to total assets, Tier 1 capital to risk-weighted assets, and qualifying total capital to risk-weighted assets of 6.81%, 8.41%, and 11.29%, respectively, at December 31, 2000, were in compliance with such guidelines. Based on these ratios, the Company met the requirements of a "well-capitalized" institution. The Bank is subject to similar capital requirements imposed by the FDIC. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve Board with respect to the Company and the FDIC with respect to the Bank, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier 1 capital to total assets of at least 3.0% to 5.0% depending on the Bank's CAMELS rating. Under such regulations, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. At December 31, 2000, the Bank had a ratio of qualifying total capital to risk-weighted assets of 10.67%, a ratio of Tier 1 capital to risk-weighted assets of 9.40%, and a leverage ratio of 7.62%. As a result, the Bank met the requirements of a "well-capitalized" institution.

   On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act (the "BHCA"). The changes made to the BHCA by this legislation, referred to as the Gramm-Leach-Bliley Act, became effective on March 11, 2000, and expanded the permissible activities of bank holding companies like the Company. In order to engage in the expanded activities, the Company would have to file a notice to become a financial holding company. As a financial holding company, the Company would be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including nonbanking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve Board is authorized under the legislation to identify additional activities that are permissible financial activities.

   In order to become a financial holding company and take advantage of this new authority, the Company's depository institution subsidiaries, currently the Bank, must be well-capitalized and well-managed and have at least a satisfactory record of performance under the Community Reinvestment Act. No prior notice to the Federal Reserve Board would be required from a financial holding company to acquire a company engaging in non-banking activities or to commence these activities directly or indirectly through a subsidiary. The Company has no current intention to become a financial holding company.

   Provisions of the Gramm-Leach-Bliley Act permit national banks to establish financial subsidiaries that may engage in the activities noted above that will be permissible for financial holding companies, other than insurance underwriting, merchant banking, and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed, and have CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law.

   The Gramm-Leach-Bliley Act imposes certain obligations on financial institutions, including state-chartered banks like the Bank, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. The privacy provisions will be implemented by regulations that become effective July 1, 2001.

TAXATION

Federal Taxation

   General. The Company files a consolidated tax return which includes the income of all subsidiaries. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters.

   Bad Debts. The Bank is currently taxed as a "large" bank for federal income tax purposes, since its average total assets exceed $500 million. As a "large" bank, the Bank may only deduct specific wholly or partially worthless debts pursuant to Section 166 of the Internal Revenue Code.

   Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2000, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

   Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" are eligible for a 100% deduction.

   The Bank's federal income tax returns for its tax years beginning in 1997 are open under the statute of limitations and are subject to review by the IRS.

New York State Taxation

   The Company and the Bank are subject to an annual New York State Franchise tax equal to the greater of a regular tax (the "State Regular Tax"), an alternative minimum tax (the "State Alternative Minimum Tax"), a tax based on the combined taxable assets of the Company and the Bank, or a fixed minimum tax of $250.

   The State Regular Tax is computed at the rate of 9% for 2000, 8.5% for 2001, 8.00% for 2002, and 7.5% for 2003 on the Company's and the Bank's entire net income.

   The State Alternative Minimum Tax is computed at the rate of 3% on the Company's and the Bank's alternative entire net income for the taxable year. The Company and the Bank's alternative entire net income consists of their entire net income, increased by certain deductions not allowed in computing alternative entire taxable income.

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

Delaware State Taxation

   The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the State of Delaware "shall pay an annual tax . . . by way of license" for its corporate franchise. See Del. Code. Ann. Tit. 8, (S) 501. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method, which is referred to as the "assumed par value capital method". The tax under this method is calculated by dividing the corporation's total gross assets by its total number of outstanding shares and multiplying the quotient by the total number of authorized shares. The product equals the capitalization for assessment of the franchise tax which is assessed at a rate of $200 per $1 million of capitalization.

   Under the second method, which is called the "authorized shares method," the franchise tax is calculated based on the authorized number of shares of capital stock and is calculated according to the following formula: where the authorized capital stock does not exceed 3,000 shares, $30; where the authorized capital stock exceeds 3,000 shares but is not more than 5,000 shares, $50; where the authorized capital stock exceeds 5,000 shares but is not more than 10,000 shares, $90; and the further sum of $50 on each 10,000 shares or part thereof.

   Under the first method, the Bank pays approximately $107,000 in annual Franchise Tax.

ITEM 2.      PROPERTIES

   The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiaries. BSB Bank & Trust conducts its business from its executive office and 22 full-service offices located in Broome, Chemung, Chenango, Onondaga, Chemung, Oswego, and Tioga Counties of upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 2000:

                                                                          Owned or     Lease Expiration      Net Book
Office                     Location                                       Leased       Including Options      Value *
-----------------------------------------------------------------------------------------------------------------------
                                                                                                       ($ In Thousands)
Main Office                56-68 Exchange St., Binghamton                  Owned              N/A                $1,344
Annex                      58 Exchange St., Binghamton                     Owned              N/A                   962
99 Hawley St.              99 Hawley St., Binghamton                       Owned              N/A                   345
92 Hawley St.              92 Hawley St., Binghamton                       Owned              N/A                   827
Endwell Office             540 Hooper Rd., Endwell                         Owned              N/A                   345
Vestal Plaza Office        Vestal Plaza, Vestal                           Leased             2011                   129
Tioga County Office        Fifth Ave., Owego                              Leased             2013                    54
Oakdale Mall Office        Reynolds Rd., Johnson City                     Leased             2015                    15
Norwich Office             North Plaza, Norwich                           Leased             2015                    49
Northgate Plaza Office     1250 Front St., Binghamton                     Leased             2017                    74
West Side Office           273 Main St., Binghamton                       Leased             2012                    50
Endicott Office            43 Washington Ave., Endicott                    Owned              N/A                   878
Eastside Office            156 Robinson St., Binghamton                   Leased             2021                   446
Elmira Office              351 N. Main St., Elmira                         Owned              N/A                   341
Elmira Heights Office      2075 Upper Lake Rd., Elmira Heights            Leased             2009                    55
Syracuse Office            100 Clinton Square, Syracuse                   Leased             2001                     0
BSB Mortgage Corp.         Valley Plaza, Johnson City                     Leased             2000                     0
Skaneateles Office         33 E. Genesee St., Skaneateles                  Owned              N/A                   391
Downtown Syracuse          431 E. Fayette St., Syracuse                    Owned              N/A                 2,725
Rano Office                Rano Blvd., Vestal                             Leased             2019                   217
Cicero                     5791 East Seymour St., Cicero                   Owned              N/A                   550
Camillus                   100 Kasson Rd., Camillus                       Leased             2000                    10
Shop City                  Teall Ave. & Grant Blvd., Syracuse             Leased             2004                   106
Airport Plaza              3803 Brewton Rd., N. Syracuse                  Leased             2009                   136
PennCan                    7785 Frontage Rd., Cicero                      Leased             2010                   135
Oswego                     137 East State Rd., Oswego                     Leased             2010                   147
North Medical              5100 West Taft Rd., Liverpool                  Leased             2007                   135
Fennell Street Building    27 Fennell Street, Skaneateles                 Leased             2002                   140

*    Net book value of leasehold improvements are included.

  BSB Bank & Trust also operates 52 ATMs (MachineTeller(R)), the most extensive system in its market area, which provide 24-hour banking services. The Bank operates 12 proprietary bank service locations (StoreTeller(R)) situated in a large area supermarket chain. BSB Bank & Trust issued approximately 67,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 25 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 portions of which are included herein as
         Exhibit 13 ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA
         The information required herein is incorporated by reference from the table captioned "Selected Financial and Other Data" on page 6 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 to 25 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 to 25 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The financial statements and supplementary data required are incorporated by reference from pages 26 to 52 of the Annual Report.

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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:
                Consolidated Statements of Condition at December 31, 2000 and
                1999

                Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 2000

                Consolidated Statements of Changes In Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 2000

                Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 2000

                Notes to Consolidated Financial Statements

                Report of Independent Auditors

         (a)(2) There are no financial statement schedules which are required to be filed as part of this form since they are not applicable.

         (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

         (b) Reports on Form 8-K. The Company filed the following Current Reports of Form 8-K during the fourth quarter of 2000:

                Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on October 6, 2000.

                Current Report on Form 8-K filed with the SEC on November 14, 2000.

                Current Report on Form 8-K filed with the SEC on December 29, 2000.

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

10.6 Change of Control Severance Agreement, entered into as of April 19, 2000, by and among the Company, the Bank, and Matthew W. Schaefer.

10.7 Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank, and Arthur C. Smith.

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

10.12 Amendment to Employment Contract, entered into as of June 28, 1999, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13 Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14 Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll.

10.15 Employment Agreement, entered into as of November 1, 2000, by and among the Company, the Bank and John B. Wescott.

10.16 Employment Agreement, entered into as of November 10, 2000, by and among the Company, the Bank and Howard W. Sharp.

10.17 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1990).

10.18 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.19 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) .

10.20 Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.21 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.22 Change Employment Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William M. LeBeau.

    10.23 Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Larry G. Denniston.

    10.24 Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

    13     Annual Report to Shareholders for the Year Ended December 31, 2000

    21     List of the Company's Subsidiaries

    23     Consent of Independent Public Accountants

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

BSB BANCORP, INC.
-----------------
(Registrant)

By:/s/  Howard W. Sharp                              Date: March 29, 2001
      ------------------------                             --------------
        Howard W. Sharp
        Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Rexford C. Decker
   ------------------------
       Rexford C. Decker                             Date: March 29, 2001
       Senior Vice President and Chief Financial           --------------
       Officer (Principal Accounting Officer)

By:/s/ Ferris G. Akel
   ------------------------
       Ferris G. Akel, Director                      Date: March 29, 2001
                                                           --------------
By:/s/ Robert W. Allen
   ------------------------
       Robert W. Allen, Director                     Date: March 29, 2001
                                                           --------------
By:/s/ Diana J. Bendz
   ------------------------
       Diana J. Bendz, Director                      Date: March 29, 2001
                                                           --------------
By:/s/ William C. Craine
   ------------------------
       William C. Craine, Director                   Date: March 29, 2001
                                                           --------------
By:/s/ John P. Driscoll
   ------------------------
       John P. Driscoll, Director                    Date: March 29, 2001
                                                           --------------
By:/s/ Thomas F. Kelly
   ------------------------
       Thomas F. Kelly , Ph.D., Director             Date: March 29, 2001
                                                           --------------
By:/s/ David A. Niermeyer
   ------------------------
       David A. Niermeyer, Director                  Date: March 29, 2001
                                                           --------------
By:/s/ Mark T. O'Neil, Jr.
   ------------------------
       Mark T. O'Neil, Jr., Director                 Date: March 29, 2001
                                                           --------------
By:/s/ William H. Rincker
   ------------------------
       William H. Rincker, Director                  Date: March 29, 2001
                                                           --------------
By:/s/ Thomas L. Thorn
   ------------------------
       Thomas L. Thorn, Director                     Date: March 29, 2001
                                                           --------------

                                 Exhibit Index
                                 --------------

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

10.6 Change of Control Severance Agreement, entered into as of April 19, 2000, by and among the Company, the Bank, and Matthew W. Schaefer.

10.7 Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank, and Arthur C. Smith.

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

10.12 Amendment to Employment Contract, entered into as of June 28, 1999, by and among the Company, the Bank and Alex S. DePersis (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13 Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14 Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll.

10.15 Employment Agreement, entered into as of November 1, 2000, by and among the Company, the Bank and John B. Wescott.

10.16 Employment Agreement, entered into as of November 10, 2000, by and among the Company, the Bank and Howard W. Sharp.

10.17 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Schedule 10.3 to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1990).

10.18 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1995).

10.19 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) .

10.20 Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.21 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

        10.22 Change Employment Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William M. LeBeau.

        10.23 Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Larry G. Denniston.

        10.24 Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

        13      Annual Report to Shareholders for the Year Ended December 31,
                1998

        21      List of the Company's Subsidiaries

        23      Consent of Independent Public Accountants

   (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.