Form 10-Q
period 2001-03-31
BSB BANCORP INC
filed 2001-05-15
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2001
                                               --------------

                                      OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ____to____


                        Commission File Number: 0-17177
                                                -------

                              BSB Bancorp, Inc.
                              -----------------
            (Exact name of registrant as specified in its charter)


           Delaware                                           16-1327860
-------------------------------                         -----------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
in corporation or organization)


              58-68 Exchange Street, Binghamton, New York 13901
             ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (607) 779-2406
                                                          --------------

                                     n/a
                     ------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No:[ ]


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 4, 2001: 9,995,686 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----

Item 1:   Financial Statements
------
                    Consolidated Statements of Condition
                    March 31, 2001 and December 31, 2000.....................................            1

                    Consolidated Statements of Income
                    Three Months Ended March 31, 2001 and March 31, 2000.....................            2

                    Consolidated Statements of Comprehensive Income
                    Three Months Ended March 31, 2001 and March 31, 2000.....................            3

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2001 and March 31, 2000.....................            4

                    Consolidated Statements of Changes in Shareholders' Equity
                    Three Months Ended March 31, 2000 and March 31, 2001.....................            5

                    Notes to Consolidated Financial Statements...............................            6

  Item 2:   Management's Discussion and Analysis of
  ------            Financial Condition and Results of Operations............................         7-16

   Item 3:   Quantitative and Qualitative Disclosures About Market Risk......................           17
   ------

PART II.   OTHER INFORMATION
----------------------------

                    Items 1-6................................................................        18-21

                    Signature Page...........................................................           22

Item 1

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
---------------------------------------------------------------------------------------------------------------------------

                                                                                                 March 31,     December 31,
(Dollars in Thousands, Except Share Data)                                                             2001             2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
ASSETS
Cash and due from banks                                                                        $    51,782      $    65,110
Federal funds sold                                                                                   8,000
---------------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                                 59,782           65,110

Investment securities available for sale                                                           410,136          391,968
Investment securities held to maturity                                                               9,353            9,708
Mortgages held for sale                                                                                215               94
Loans:
    Commercial                                                                                     965,333          997,082
    Consumer                                                                                       418,347          436,902
    Real estate                                                                                    390,598          386,283
----------------------------------------------------------------------------------------------------------------------------
        Total loans                                                                              1,774,278        1,820,267
        Less: Net deferred costs                                                                      (757)            (844)
              Allowance for possible credit losses                                                  61,423           59,291
----------------------------------------------------------------------------------------------------------------------------
                   Net loans                                                                     1,713,612        1,761,820

Bank premises and equipment                                                                         14,425           14,418
Accrued interest receivable                                                                         15,193           17,002
Other real estate                                                                                      462              323
Intangible assets                                                                                    1,116            1,213
Other assets                                                                                        46,530           50,019
----------------------------------------------------------------------------------------------------------------------------
                                                                                                $2,270,824       $2,311,675
============================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                                               $1,785,033       $1,881,226
Borrowings                                                                                         284,848          225,468
Other liabilities                                                                                   15,435           19,196
Company obligated mandatorily redeemable preferred securities of subsidiary, Capital Trust I, holding solely junior subordinated
    debentures of the Company                                                                       30,000           30,000
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                          2,115,316        2,155,890

Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
      authorized 2,500,000 shares; none issued
    Common Stock, par value $0.01 per share;
      authorized 30,000,000 shares; 11,507,447 and
      11,503,272 shares issued                                                                         115              115
    Additional paid-in capital                                                                      38,851           38,789
    Undivided profits                                                                              134,725          132,277
    Accumulated other comprehensive income                                                           1,356           (1,912)
    Treasury stock, at cost: 1,511,761 and 1,175,524 shares                                        (19,539)         (13,484)
---------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                                   155,508          155,785
----------------------------------------------------------------------------------------------------------------------------
                                                                                                $2,270,824       $2,311,675
============================================================================================================================

The accompanying notes are an integral part of the financial statements.


BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                     Three Months Ended
                                                                                                            March 31,
(Dollars in Thousands, Except Share Data)                                                             2001             2000
---------------------------------------------------------------------------------------------------------------------------
Interest income:
Interest and fees on loans                                                                         $39,346          $39,568
    Interest on federal funds sold                                                                      19               13
    Interest on investment securities                                                                6,663            6,674
    Interest on mortgages held for sale                                                                  7               25
----------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                                         46,035           46,280
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest on savings deposits                                                                         1,075            1,183
    Interest on time accounts                                                                       15,353           15,434
    Interest on money market deposit accounts                                                        4,412            4,614
    Interest on NOW accounts                                                                            76               88
    Interest on borrowed funds                                                                       3,862            1,966
    Interest on mandatorily redeemable preferred securities of subsidiary                              609              616
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                                        25,387           23,901
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                                 20,648           22,379
Provision for credit losses                                                                          4,674            4,608
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                               15,974           17,771
Gains on sale of securities                                                                             67
Gains on sale of loans                                                                                  19                7
Non-interest income:
    Service charges on deposit accounts                                                              1,287            1,213
    Credit card fees                                                                                    48              402
    Mortgage servicing fees                                                                            291              320
    Fees and commissions-brokerage services                                                            202              174
    Trust fees                                                                                         331              331
    Other charges, commissions, and fees                                                               584              914
----------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                                                      2,743            3,354
---------------------------------------------------------------------------------------------------------------------------
Operating expense:
    Salaries, pensions, and other employee benefits                                                  5,355            5,899
    Building occupancy                                                                               1,138            1,169
    Dealer commission expense                                                                           84              134
    Computer service fees                                                                              455              416
    Services                                                                                         1,539            1,479
    FDIC insurance                                                                                      93               93
    Goodwill                                                                                            96               96
    Interchange fees                                                                                                    314
    Other real estate                                                                                   27               46
    Other expenses                                                                                   1,910            2,067
----------------------------------------------------------------------------------------------------------------------------
      Total operating expense                                                                       10,697           11,713
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                           8,106            9,419
Provision for income taxes                                                                           3,103            3,671
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                        $  5,003         $  5,748
============================================================================================================================

Earnings per share:
    Basic                                                                                        $    0.49        $    0.56
    Diluted                                                                                      $    0.49        $    0.56
============================================================================================================================

The accompanying notes are an integral part of the financial statements.


---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                    (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                        Three Months Ended
                                                                                                                  March 31,
                                                                                                      2001             2000
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                         $ 5,003          $ 5,748

Other comprehensive income:
    Net unrealized gains (losses) on securities                                                      5,744           (1,637)
    Reclassification adjustment for net realized
       gains included in net income                                                                    (67)
---------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income, before income tax                                                    5,677           (1,637)
    Income tax benefit on other comprehensive income                                                (2,409)             682
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                               3,268             (955)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                               $ 8,271          $ 4,793
============================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                                  (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended March 31,
                                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                                   $   5,003        $   5,748
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for credit losses                                                                  4,674            4,608
        Realized (gains) on available for sale investment securities                                   (67)
        Other losses, net                                                                              (25)              (3)
        Depreciation and amortization                                                                  679              737
        Net amortization of premiums and discounts on investment securities                            (73)             (65)
        Net accretion of premiums and discounts on loans                                                88               60
        Sales of loans originated for sale                                                              56            2,126
        Loans originated for sale                                                                     (175)             (44)
        Writedowns of other real estate                                                                                 276
        Net change in other assets and liabilities                                                    (805)          (4,434)
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                               9,355            9,009
----------------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                                      536            1,738
    Purchases of held to maturity investment securities                                               (234)            (475)
    Principal collected on held to maturity investment securities                                       54              130
    Proceeds from sales of available for sale investment securities                                 38,912            6,126
    Purchases of available for sale investment securities                                          (55,323)          (7,869)
    Principal collected on available for sale investment securities                                  4,766            4,718
    Net change in longer-term loans                                                                 40,524          (30,199)
    Proceeds from sales of loans                                                                     1,966            4,883
    Proceeds from sales of other real estate                                                            63               39
    Other                                                                                             (586)            (188)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used (provided) by investing activities                                       30,678          (21,097)
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
    Net change in demand deposits, NOW accounts, savings
      accounts, and money market deposit accounts                                                  (32,920)           2,836
    Net change in time deposits                                                                    (63,273)          (4,762)
    Net change in short-term borrowings                                                             19,387           (6,053)
    Net change in long-term borrowings                                                              39,993              (10)
    Proceeds from exercise of stock options                                                             62              303
    Purchases of treasury stock                                                                     (6,055)             (11)
    Dividends paid                                                                                  (2,555)          (2,562)
---------------------------------------------------------------------------------------------------------------------------
             Net cash (used) by financing activities                                               (45,361)         (10,259)
---------------------------------------------------------------------------------------------------------------------------
                (Decrease) in cash and cash equivalents                                             (5,328)         (22,347)
Cash and cash equivalents at beginning of year                                                      65,110           70,065
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 59,782         $ 47,718
============================================================================================================================

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest credited on deposits and paid on other borrowings                                 $ 23,729         $ 23,600
----------------------------------------------------------------------------------------------------------------------------
       Income taxes                                                                            $        21       $      156
----------------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
       Securitization of mortgage loans and transfers to other real estate                      $      975       $      158
----------------------------------------------------------------------------------------------------------------------------
       Unrealized appreciation (depreciation) in securities                                      $   5,744        $  (1,637)
===========================================================================================================================

The accompanying notes are an integral part of the financial statements.

---------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                 (Dollars in Thousands, Except Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
Three Months Ended                                           Additional                                    Other
March 31,                                Number     Common      Paid-In    Undivided   Treasury    Comprehensive
2000                                  of Shares      Stock      Capital      Profits      Stock    Income (Loss)      Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         11,398,991       $114      $37,287     $140,295   $(13,446)         $(9,757)  $154,493

Comprehensive income:
    Net income                                                                 5,748                                  5,748
    Other comprehensive income,
       net of taxes:
       Unrealized depreciation in
          available for sale
          securities                                                                                        (955)      (955)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                           5,748                        (955)     4,793

Stock options exercised                  31,770                     303                                                 303
Cash dividend paid on common
    stock ($0.25 per share)                                                   (2,562)                                (2,562)
Treasury stock purchased                                                                    (11)                        (11)
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000            11,430,761       $114      $37,590     $143,481   $(13,457)        $(10,712)  $157,016
===========================================================================================================================

2001
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000         11,503,272       $115      $38,789     $132,277   $(13,484)       $  (1,912)  $155,785

Comprehensive income:
    Net income                                                                 5,003                                  5,003
    Other comprehensive income,
       net of taxes:
       Unrealized appreciation
          in available for sale
          securities                                                                                       3,268      3,268
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                           5,003                       3,268      8,271

Stock options exercised                   4,175                      62                                                  62
Cash dividend paid on common
    stock ($0.25 per share)                                                   (2,555)                                (2,555)
Treasury stock purchased                                                                 (6,055)                     (6,055)
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001            11,507,447       $115      $38,851     $134,725   $(19,539)        $  1,356   $155,508
============================================================================================================================


The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

(1) In the opinion of management, the interim financial statements reflect all adjustments which are of a normal recurring nature necessary to a fair statement of the results for the interim periods presented. The December 31, 2000 data in the Consolidated Statements of Condition is derived from the audited consolidated financial statements included in the Company's 2000 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2000 Annual Report to Shareholders.
(2) Basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period.
     The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended March 31, 2001 and 2000, respectively.


Dollars in Thousands, Except Share Data
Quarters ended March 31,                            Net Income            Weighted Average Shares        Earnings Per Share
-----------------------------------------------------------------------------------------------------------------------------

2001
Basic earnings per share                                $5,003                         10,193,563                      $0.49
Effect of stock options                                                                    74,987
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $5,003                         10,268,550                      $0.49
=============================================================================================================================

2000
Basic earnings per share                                $5,748                         10,243,073                      $0.56
Effect of stock options                                                                    93,863
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $5,748                         10,336,936                      $0.56
============================================================================================================================

(3) The Company adopted the Statement on Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" effective on January 1, 2001. SFAS No. 133 requires all derivative instruments to be carried on the balance sheet at fair value. Changes in fair value are recorded in either comprehensive income or net income, depending on the nature of the derivative instrument. At March 31, 2001, the Company held interest rate swaps that qualified as fair value hedges of brokered certificates of deposit under SFAS No. 133. The notional value of such swaps was $15 million at March 31, 2001 with a related fair value of $361,000. The Company also held additional swaps with a notional value of $30 million that had been called, but not settled, as of March 31, 2001. The hedge relationships were estimated to be fully effective because the gain on the swap agreements was fully offset by the gain on the certificates of deposit. As a result, there is no impact reflected in the statement of income nor on comprehensive income.
(4) The Company has a wholly owned subsidiary business trust, BSB Capital Trust I, L.L.C. (the "Trust"), formed for the purpose of issuing preferred securities. The Trust issued at par $30.0 million of 8.125% preferred securities. The Preferred securities are non-voting, mandatorily redeemable in 2028, and guaranteed by the Company. The Company's guarantee, together with its other obligations under the relevant agreements, constitute a full, irrevocable, and unconditional guarantee by the Company of the securities issued by the Trust. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust.

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

    BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, earned net income for the quarter ended March 31, 2001 of $5.0 million, or $0.49 per diluted share, compared to net income of $5.7 million or $0.56 per diluted share for the same period of 2000.
     The Bank's operations and management strategies have been influenced by trends in the national economy reflected by changes in the Prime Rate. In the first quarter 2001, there were declines each month of 50 basis points compared to the same period in 2000 that had rising rates of 50 basis points in total.
     During the first quarter of 2001, the Bank has continued its efforts to stabilize its earnings, reduce its exposure to additional loan losses, and to take appropriate steps to protect its asset quality in the future. Actions have included the reorganization of the commercial lending division, separating the functions of sales and relationship management from those of underwriting and administration. A new workout group was formed and relocated in space separated from the lending function. All credit relationships slated for workout have now been assigned to that division. A new senior loan officer was hired as well as seven new relationship managers and additional staff, as needed, in the areas of commercial loan administration. A new risk-rating system was installed and comprehensive collateral and credit reviews continued under the direction of the new risk manager.
    As of April 30, 2001, the Federal Deposit Insurance Corporation and the State of New York Banking Department terminated the Memorandum of Understanding that was previously entered into with the Bank.
    On April 23, 2001, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on June 8, 2001 to shareholders of record at the close of business on May 22, 2001.

Financial Condition
-------------------

    Total assets of the Company decreased from $2,311.7 million at December 31, 2000 to $2,270.8 million at March 31, 2001. During the first three months of 2001, the commercial loan portfolio had a net decrease of $31.8 million to $965.3 million at March 31, 2001 from $997.1 million at December 31, 2000. The interest rates on the Bank's commercial loans are generally tied to the Bank's Prime Rate. The Company originated $34.5 million of commercial loans during the first quarter of 2001 compared to $53.1 million for the comparative period in 2000. Consumer loans also decreased to $418.3 million at March 31, 2001 from $436.9 million at December 31, 2000, with the Company originating $35.4 million of consumer loans during the current quarter. Real estate loans increased to $390.6 million at March 31, 2001 from $386.3 million at December 31, 2000. During the first quarter 2001, the Company originated $18.1 million of real estate loans, of which $1.9 million of residential real estate loans were sold. Changes in the composition of the Bank's assets, including both the levels and types of loans, are a component of the overall strategy to improve on the mix of loans, to reduce risk, and to stabilize earnings. Investment securities also increased to $419.5 million at March 31, 2001 from $401.7 million at December 31, 2000; however, such activity is part of the planning strategy required in response to the anticipated calls existing on certain investments within the overall portfolio.
    The average individual commercial loan outstanding balance at March 31, 2001 was $207,000. Total loan commitments to the Bank's 10 largest lending relationships ranged from $15.6 million to $21.8 million at March 31, 2001. Outstanding loan balances for these 10 relationships ranged from $4.9 million, made up of 7 individual loans, to $20.3 million, made up of 7 individual loans. These loans generally have varied sources of repayment and collateral.
    Non-performing assets increased to $58.2 million at March 31, 2001 from $32.5 million at December 31, 2000 consistent with management's expectations when the Bank significantly increased loan loss reserves in the fourth quarter of 2000. Non-performing loans are shown in a table within this report. See "Non-Performing Loans and ORE". Total non-performing loans increased to 3.26% of total gross loans at March 31, 2001 from 1.77% of total gross loans at December 31, 2000. However, total loans, in all types of loan portfolios, which were 30-89 days past due, declined to $35.6 million at March 31, 2001 from $66.5 million at December 31, 2000, representing 2.01% and 3.65%, respectively, of the total loans at the same dates. Historically, these past due amounts have fluctuated from quarter to quarter; however, the majority of this decline is associated with the expected movement to non-accrual for certain loans identified and evaluated late in 2000 as credit risks.
    Competition for consumer loans in all sectors continues to be significant, especially for auto loans. With declining trends in related sales, the Bank has chosen not to compete with the current rates offered by automobile captive finance companies. The total consumer loan portfolio has declined to $418.3 million at March 31, 2001 from $436.9 million at December 31, 2000.
    The allowance for possible credit losses and net charge-offs are shown in a table within this report. See "Allowance for Possible Credit Losses". Net charge-offs were $2.5 million for the first quarter of 2001 compared to $2.0 million for the first quarter of 2000. The allowance for loan losses increased to $61.4 million at March 31, 2001 from $59.3 million at December 31, 2000. Management believes these reserves are sufficient to cover potential loan losses at March 31, 2001. Gross asset yields through March 31, 2001, were 8.56%, down from 8.72% for the comparable period in 2000. Net asset yields, after net credit losses, in the first three months of 2001 were 8.08%, compared to 8.34% for the first three months of 2000.
     Total deposits decreased to $1,785.0 million at March 31, 2001 from $1,881.2 million at December 31, 2000. In the first quarter of 2001, there has been a general decline in most types of certificates of deposit. During this period, retail certificates declined $7.2 million, moneymarket and checking account funds declined $33.5 million, and money desk deposits declined $43.3 million. During this time of lessened pressure on funding sources, the Bank has been able to reduce the levels of higher cost deposits, such as money desk certificates of deposit. As a result, retail funding shortfalls are made up with brokered time deposits and borrowings. In addition, decreases were offset by increased municipal deposits of $16.9 million and, to a greater extent, increases in borrowings of $67.5 million from the Federal Home Loan Bank. Municipal deposits carry a lower cost, in general, than money desk deposits; brokered deposits carry a lower cost to money desk deposits while providing more control over inflows and maturity streams. While focusing on retail deposit growth wherever possible, the Bank continues to determine the lowest cost of funding while still maintaining available sources of funding. The slower growth, or in the case of consumer lending, the decline, in loan balances has allowed the Bank to focus on using lower cost funding products. Interest credited to depositors and interest paid on borrowings totaled $25.4 million during that three-month period, as compared to $23.9 million for the first three months of 2000. The Company's borrowings increased to $284.8 million at March 31, 2001 from $225.5 million at December 31, 2000. Borrowings at March 31, 2001 included $217.9 million of Federal Home Loan Bank advances. The remaining $66.9 million was principally comprised of $64.7 million of securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.
    The following factors affected shareholders' equity in the first three months of 2001: earnings and stock options exercised increased shareholders' equity by $5.0 million and $62,000, respectively and the unrealized appreciation of $3.3 million in available for sale securities more than offset the $2.6 million of shareholder cash dividends paid.

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


                                                                         Three Months Ended March 31,
                                                                   2001                                2000
---------------------------------------------------------------------------------------------------------------------------
                                                        Average                 Yield/        Average                 Yield/
(Dollars in Thousands)                                  Balance    Interest      Rate         Balance     Interest     Rate
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Commercial loans                                 $   920,457     $20,982      9.12%    $   895,510      $21,424    9.57%
   Consumer loans:
      Passbook                                               44           2     18.18             108            3   11.11
      Overdraft checking                                    517          26     20.12             537           28   20.86
      Business line of credit                             2,421          70     11.57           1,593           47   11.80
      Credit cards                                       10,373         439     16.93           9,814          400   16.30
      Personal-direct                                    75,849       1,864      9.83          80,927        1,966    9.72
      Personal-indirect-new auto                         48,968       1,023      8.36          57,963        1,183    8.16
      Personal-indirect-used auto                       153,660       3,782      9.85         178,319        4,202    9.43
      Personal-indirect-mobile homes                     68,497       1,730     10.10          66,421        1,638    9.86
      Personal-indirect-other                            23,759         501      8.43          26,226          552    8.42
      Home equity line of credit                         32,896         769      9.35          32,706          755    9.23
      Checkcard reserve                                   2,818         397     56.35           2,496          312   50.00
      Student                                             2,393          33      5.52           2,582           70   10.84
---------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                           422,195      10,636     10.08         459,692       11,156    9.71
   Real estate loans:
      Residential-fixed                                 134,152       2,549      7.60         103,095        1,958    7.60
      Commercial-fixed                                   10,321         222      8.60          11,568          248    8.58
      Residential-adjustable                             88,619       1,831      8.26          74,011        1,447    7.82
      Commercial-adjustable                             153,912       3,126      8.12         157,072        3,335    8.49
---------------------------------------------------------------------------------------------------------------------------
         Total real estate loans                        387,004       7,728      7.99         345,746        6,988    8.08
   Investment securities                                421,204       6,663      6.33         419,751        6,674    6.36
   Mortgages held for sale                                   29           7     96.55             837           25   11.95
   Federal funds sold                                     1,513          19      5.02           1,000           13    5.20
---------------------------------------------------------------------------------------------------------------------------
         Total  interest-earning assets               2,152,402     $46,035      8.56%      2,122,536      $46,280    8.72%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                             126,634                               118,927
---------------------------------------------------------------------------------------------------------------------------
         Total assets                                $2,279,036                            $2,241,463
===========================================================================================================================
Interest-bearing liabilities:
   Deposits:
      Savings                                       $   161,813    $  1,075      2.66%    $   181,950     $  1,183    2.60%
      Money market                                      460,754       4,412      3.83         434,060        4,614    4.25
      Certificates of deposit                         1,017,196      15,353      6.04       1,113,600       15,434    5.54
      NOW                                                23,499          76      1.29          25,244           88    1.39
Commercial checking                                     139,612                132,609
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                               1,802,874      20,916      4.64       1,887,463       21,319    4.52
   Borrowings                                           266,574       3,862      5.80         141,574        1,966    5.55
   Mandatorily reedeemable preferred securities          30,000         609      8.12          30,000          616    8.21
----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities           2,099,448     $25,387      4.84 %     2,059,037      $23,901    4.64%
----------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                         21,544                                16,168
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                            2,120,992                             2,075,205
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                    158,044                               166,258
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity  $2,279,036                            $2,241,463
=============================================================================================================================

Net interest income/net interest rate spread                        $20,648      3.72%                     $22,379    4.08%
===========================================================================================================================

Net earnings assets/net interest rate margin                        $52,954      3.84%                     $63,499    4.22%
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

                                                                                       Three Months Ended March 31,
                                                                                         2001 Compared to 2000
                                                                                          Increase (Decrease)
(Dollars in Thousands)                                                            Volume             Rate              Net
---------------------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
   Commercial loans                                                              $ 2,834           $(3,276)        $   (442)
   Consumer loans                                                                 (2,673)            2,153             (520)
   Real estate loans                                                               1,246              (506)             740
   Investment securities                                                             141              (146)              (5)
   Other interest-earning assets                                                    (173)              155              (18)
---------------------------------------------------------------------------------------------------------------------------
         Total                                                                   $ 1,375           $(1,620)        $   (245)
===========================================================================================================================
Interest expense on interest-bearing liabilities:
   Deposits                                                                      $(3,098)          $ 2,695         $   (403)
   Borrowings                                                                      1,885                 4            1,889
---------------------------------------------------------------------------------------------------------------------------
         Total                                                                    (1,213)            2,699            1,486
---------------------------------------------------------------------------------------------------------------------------
             Net interest income                                                 $ 2,588           $(4,319)         $(1,731)
===========================================================================================================================

Interest Income
---------------

    The rapid decrease in the Prime Rate during the first quarter of 2001 has driven the overall yields on earning assets substantially lower, with the most significant impact within the commercial loan portfolio. The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, was affected more significantly by declines in volume over the year than by changes in yield. Real estate loans, especially residential loans, have increased in volume sufficiently during the past year to more than offset the declines in rates that occurred during the most recent quarter ended March 31, 2001. The Bank's margin has declined 38 basis points to 3.84% for the first quarter of 2001 compared to the margin of 4.22% for the first quarter of 2000.
    The Company's interest income on interest-earning assets decreased to $46.0 million for the three months ended March 31, 2001 from $46.3 million for the three months ended March 31, 2000. This decrease in interest income was the result of the combination of the increase in the average balance of interest-earning assets to $2,152.4 million from $2,122.5 million for the three months ended March 31, 2001 and March 31, 2000, respectively, offset by the decrease in the average yield on interest-earning assets to 8.56% from 8.72% for the three months ended March 31, 2001 and 2000, respectively. The decline in average yield is consistent with the overall trend of the Prime Rate discussed earlier under "General".
     The average balance of commercial loans increased $24.9 million to $920.5 million for the first quarter of 2001 from the first quarter of 2000. The average yield on commercial loans decreased to 9.12% for the first quarter of 2001 from 9.57% for the first quarter of 2000. Levels of non-performing loans at March 31, 2001 were $57.8 million compared to $32.5 million at December 31, 2000, and $11.5 million at March 31, 2000. (See "Non-performing Loans and ORE"). This increase had a negative impact on interest income of approximately $1.7 million for the quarter compared to the same quarter of 2000.
     The competition for all consumer loans remained high during the first quarter of 2001 as the average balance of many of the consumer loan products fell compared to the first quarter of 2000. The first quarter of 2001 reflected originations for new auto loans of $2.9 million compared to $5.0 million for the first quarter of 2000. Used auto originations showed a similar trend with $11.1 million for first quarter of 2001 compared to $14.3 million for the first quarter of 2000. The average balance of consumer loans decreased $37.5 million to $422.2 million for the quarter ended March 31, 2001 from $459.7 million for the quarter ended March 31, 2000, with an increase in yield on these assets to 10.08% for the three months ended March 31, 2001 from 9.71% for the three months ended March 31, 2000. New and used auto loans provided interest income of $4.8 million and $5.4 million for the first quarter of 2001 and the first quarter of 2000, respectively.
     The average balance of real estate loans increased $41.3 million to $387.0 million for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. The higher average balances of these loans for the comparative quarters more than offset the decrease in yield from 8.08% to 7.99%, resulting in a net increase of $740,000 in interest income from real estate loans to $7.7 million. The Bank continues to originate a significant amount of fixed-rate residential mortgage loans and has retained most of the current production of the residential mortgages originated in its portfolio to provide a more diverse type and better mix of asset on its balance sheet.

     The average balance of investment securities increased to $421.2 million for the first quarter of 2001 from $419.8 million for the first quarter of 2000. Yields on investment securities decreased for the first-quarter periods from 6.36% to 6.33%, as the interest income on investment securities remained stable at $6.7 million for the comparative quarters.

Interest Expense
----------------

    In general, the Company uses deposits to fund investments in earning assets. During periods with shifting interest rates, if earning assets increase at a faster pace than retail, municipal, and wholesale deposits, the Company may turn to borrowings from the Federal Home Loan Bank.
    Total interest expense increased by $1.5 million for the quarter ended March 31, 2001 as compared to the same period in 2000. The average balance of all interest-bearing liabilities increased to $2,099.4 million for the quarter ended March 31, 2001 from $2,059.0 million for the quarter ended March 31, 2000, accompanied by an increase in the average rate paid on all interest-bearing liabilities to 4.84% from 4.64% during the respective period. The average balance of deposits decreased to $1,802.9 million during the same period in 2001 from $1,887.5 million during the three months ended March 31, 2000. This average balance decrease, offset by the minimal increase in the cost of deposits, were major factors contributing to the decrease in interest paid on deposits to $20.9 million for the first quarter of 2001 from $21.3 million for the first quarter of 2000. Another component of the change in interest-bearing liabilities was the increase in average balance of borrowings to $266.6 million for the three months ended March 31, 2001 from $141.6 million for the three months ended March 31, 2000. This increase in average balance was accompanied by an increase in the rate paid on borrowings to 5.80% from 5.55% during the respective three-month periods as borrowing costs increased to $3.9 million for the three months ended March 31, 2001. With the average balance of deposit accounts tied to short-term money-market indices increasing to $460.8 million at March 31, 2001 from $434.1 million at March 31, 2000, these deposits, which reprice in anticipation of the change in rates, have shown a decline in their cost to 3.83% for the first quarter of 2001 from 4.25% for the first quarter of 2000. This has provided some relief from the cost of certificates of deposit, which by their nature, are longer term. The benefit from lower interest rates will be felt over future periods as the certificates of deposit mature and reprice.

Provision for Credit Losses
---------------------------

    The provision for credit losses remained consistent at $4.7 million and $4.6 million for the quarters ended March 31, 2001 and March 31, 2000, respectively. The allowance for possible credit losses increased to $61.4 million as of March 31, 2001, compared to $59.3 million as of December 31, 2000, and $31.7 million at March 31, 2000. The current level of the provision for credit losses is consistent with the Bank's efforts to improve its loan review and risk-rating process. See "Non-performing Loans and ORE".

Non-interest Income
-------------------

    Non-interest income decreased 18.2% to $2.7 million for the quarter ended March 31, 2001 from $3.4 million for the quarter ended March 31, 2000. The factors contributing to the decrease from the first quarter of 2000 to the same quarter of 2001 were decreases of $354,000 in credit card fees, $330,000 in other charges, commissions, and fees. The principal factor in the reduction of credit card fee income relates to the Bank's decision, in December 2000, to outsource credit card services; expenses for credit card services, likewise, decreased. The reduction in other charges, commission, and fees was due to a non-recurring recovery in the first quarter of 2000 of approximately $270,000 of an expense from prior years.

Gains On Sale of Securities
---------------------------

     There was $67,000 of gains on sale of securities for the first quarter of 2001 compared to no gains for the first quarter of 2000. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management to adjust the interest rate sensitivity of the Company's balance sheet.

Gains On Sale of Loans
----------------------

    In 2000, the Company started to retain originated mortgages for its own portfolio. The practice of the Company had been to sell or securitize long-term, fixed-rate residential mortgage loans. This provided liquidity to fund shorter-term, or more rate-sensitive assets, and collateral to provide borrowing for lending activities. As a result of this change in practice, the mortgages sold or securitized declined to $2.6 million from $4.6 million for the first quarter of 2001 and 2000, respectively. This resulted in gains of $19,000 and $7,000 for the respective quarters.

Operating Expense
-----------------

    Operating expense decreased to $10.7 million for the quarter ended March 31, 2001 from $11.7 million for the quarter ended March 31, 2000. The main factor contributing to the decrease was the decline of $544,000 in salaries, pensions, and other employee benefits. Permanent cost savings from the Skaneateles Bancorp, Inc. acquisition and continued emphasis on expense controls has kept operating expense levels down in 2001. In late 2000, the Bank started to outsource its credit card services resulting in a decrease of $363,000 for related expenses in the comparative quarter. As noted above, there was a similar decrease in the related non-interest income.

Income Taxes
------------

    The income tax expense was $3.1 million and $3.7 million for the quarters ended March 31, 2001 and 2000, respectively. This decrease was mainly due to decreased levels of taxable income.

Non-Performing Loans and ORE
----------------------------

    When a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period set forth in the loan contract. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 60 days, the loan and payment histories are reviewed and legal proceedings may be instituted to remedy the default. While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss. Once the Company takes legal title to the property, it is classified as ORE on the Statement of Condition.
    Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about possible credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery. Consumer loans are generally charged-off before they become 90 days past due.
    The following table sets forth information regarding non-performing loans which are 90 days or more overdue and ORE held by the Company at the dates indicated.

                                                                                                 March 31,     December 31,
(Dollars in Thousands)                                                                                2001           2000
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans                                                                               $34,769        $17,104
    Residential real estate loans                                                                    1,424          2,071
    Commercial real estate loans                                                                     8,792          1,522
Consumer accruing loans with principal or interest payments 90 days overdue                            861            781
Loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards ("SFAS")  No. 15 "Accounting
    by Debtors and Creditors for Troubled Debt Restructurings"                                      11,925         10,660
---------------------------------------------------------------------------------------------------------------------------
       Total non-performing loans                                                                   57,771         32,138
---------------------------------------------------------------------------------------------------------------------------
Real estate acquired in settlement of loans at lower of cost or fair value                             462            323
---------------------------------------------------------------------------------------------------------------------------
       Total non-performing assets                                                                 $58,233        $32,461
===========================================================================================================================

Total non-performing assets to total assets                                                           2.56%          1.40%
==========================================================================================================================

    Total non-performing assets increased to $58.2 million, or 2.56% of total gross loans at March 31, 2001, compared to $32.5 million, or 1.40% of total assets at December 31, 2000.
    Non-performing residential real estate loans totaled $1.4 million at March 31, 2001. Non-performing residential real estate loans totaled $2.1 million for 24 loans at December 31, 2000.
    At March 31, 2001, non-performing commercial real estate loans totaled $8.8 million and ranged from $59,000 to $2.9 million. At December 31, 2000, non-performing commercial real estate loans were $1.5 million for 4 loans.
    Non-performing commercial loans totaled $34.8 million at March 31, 2001, and consisted of 88 loans ranging in size from $5,000 to $6.5 million. Non-performing commercial loans at December 31, 2000 totaled $17.1 million and consisted of 55 individual loans ranging in size from $3,000 to $4.5 million. The increase in non-performing commercial loans was across all industries and geographic regions. These loans and all other non-performing loans have been internally risk-rated.
    Restructured loans at March 31, 2001 increased to $11.9 million and consisted of 16 individual loans ranging in size from $20,000 to $2.7 million. At December 31, 2000, restructured loans totaled $10.7 million and consisted of 15 individual loans ranging in size from $59,000 to $2.7 million.
    The Company had $861,000 at March 31, 2001 of consumer loans 90 days or more past due which were accruing interest, as compared to $781,000 at December 31, 2000.
    At March 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $60.7 million with a corresponding valuation allowance of $23.1 million. At December 31, 2000, comparative loan amounts and related allowances were $31.6 million and $13.6 million, respectively. The increase reflects continued progression of certain loans that were identified during the Bank's expanded review of its loan portfolio and risk-rating process in the fourth quarter of 2000. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired. The Bank will work with borrowers to restructure or modify terms of their loans if difficulties arise in repayment. If necessary, at the time of modification, the loan will be written down to the estimated amount of future cash receipts. A non-performing loan that has been modified will remain a non-performing loan until an adequate history of recovered or collected principal and interest has been established, the loan is repaid, or related foreclosed or repossessed property is sold to satisfy the debt. Also the repayment of all future contractual principal and interest must be deemed collectible and the borrower must demonstrate the ability to sustain performance. At March 31, 2001, the Bank had $11.9 million of restructured commercial loans in non-accrual status. At December 31, 2000, the Bank had $10.7 million of restructured commercial loans included in non-accrual status.
    At March 31, 2001, ORE totaled $462,000, which consisted of 9 single-family residential properties totaling $272,000 and 2 commercial real estate property with a book value of $190,000. At December 31, 2000, ORE totalled $323,000, which consisted of five single-family residential properties with a book value totaling $133,000 and two commercial real estate properties with a book value totaling $190,000.

    The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:


                                                                                                Three Months Ended
                                                                                                      March 31,
(Dollars in Thousands)                                                                       2001                   2000
---------------------------------------------------------------------------------------------------------------------------
Average gross loans outstanding                                                        $1,789,355              $1,731,556
===========================================================================================================================

Allowance at beginning of period                                                          $59,291                 $29,134
---------------------------------------------------------------------------------------------------------------------------

Charge-offs:
    Commercial loans                                                                        2,080                   1,915
     Consumer loans                                                                         1,082                   1,031
     Residential real estate loans                                                             64                       1
---------------------------------------------------------------------------------------------------------------------------
          Total loan charge-offs                                                            3,226                   2,947
Recoveries:
     Commercial loans                                                                         309                     568
     Consumer loans                                                                           338                     342
     Commercial real estate loans                                                              37
---------------------------------------------------------------------------------------------------------------------------
          Total recoveries                                                                    684                     910
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                             2,542                   2,037
---------------------------------------------------------------------------------------------------------------------------

Provision for credit losses charged to operating expenses                                   4,674                   4,608
---------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                                $61,423                 $31,705
===========================================================================================================================

Ratio of net charge-offs to:
     Average gross loans outstanding (annualized)                                            0.57%                   0.47%
Ratio of allowance to:
     Non-performing loans                                                                  106.32%                 276.06%
     Period-end loans outstanding                                                            3.46%                   1.82%

    Net charge-offs were $2.5 million and $2.0 million for the first quarter of 2001 and 2000, respectively. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

     Funding for the Company's assets is derived primarily from demand and time deposits as well as long- and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities increased to $2,099.4 million for the same period ended March 31, 2001 from $2,059.0 million for the three-month period ended March 31, 2000. The most significant increase in interest-bearing liabilities for the quarter ended March 31, 2001 compared to March 31, 2000, was an increase in the average balance of moneymarket accounts. The average balance of moneymarket accounts increased to $460.8 million for the first quarter of 2001 from $434.0 million for the first quarter of 2000. Customer preferences for accounts tied to a rate-index accounted for substantially all of this shift. To sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds. Certificates of deposits from a money desk decreased to an average balance of $98.7 million in the first quarter of 2001 from a $210.7 million average balance in the same quarter in 2000. However, brokered certificates of deposit remain a source of funding for asset growth. The average balance of these deposits grew to $276.6 million for the first quarter of 2001 from $217.7 million for the first quarter of 2000. Despite the recent declines in interest rates, the Bank has a substantial portfolio of certificates of deposit that bear rates higher than currently available. As a result, the overall cost of funds for all certificates of deposits increased to 6.04% from 5.54% for the first quarter of 2001 to the same period in 2000. Total borrowings increased to an average balance of $266.6 million from $141.6 million for the quarter ended March 31, 2001 compared to the same quarter ended March 31, 2000. With an increase in the average rate paid on borrowings for the quarter ended March 31, 2001 to 5.80% from 5.55% for the same quarter in 2000, and the increase in average balance, interest expense on these borrowings increased to $3.9 million for the first quarter of 2001 from $2.0 million for the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

    A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. There were no material changes in the Company's liquidity or interest rate sensitivity since December 31, 2000.
    The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At March 31, 2001, the total of approved loan commitments amounted to $37.7 million. Long-term borrowings of $87.9 million are scheduled to mature in the years 2002 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totaled $825.8 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.
    At March 31, 2001, the Company's Tier I leverage ratio, as defined in regulatory guidelines, was 7.83%, which exceeds the current requirements for the Company. At March 31, 2001, the Company's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 11.12%, which also exceeds the current requirements for the Company.
    The Company's book value per common share increased to $15.56 at March 31, 2001 from $15.08 at December 31, 2000.

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

Other Matters
-------------

    The Statement on Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", was effective for the Company's fiscal year beginning on January 1, 2001. This statement requires all derivative instruments to be carried on the balance sheet at fair value. Changes in fair value are recorded in either comprehensive income or net income, depending on the nature of the derivative instrument. See "Notes to Consolidated Financial Statements".

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

Market Prices and Related Shareholder Matters
---------------------------------------------
    The stock of the Company is listed on The Nasdaq Stock Market's National Market System under the symbol BSBN. As of March 31, 2001, the Company had 2,242 shareholders of record and 9,995,686 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                                                           Cash Dividends
                                                                                       Price Range              Per Share
-------------------------------------------------------------------------------------------------------------------------
2000
-------------------------------------------------------------------------------------------------------------------------
First Quarter                                                                    $22.98          $16.75             $0.25
Second Quarter                                                                   $21.75          $17.50             $0.25
Third Quarter                                                                    $23.88          $18.31             $0.25
Fourth Quarter                                                                   $22.38          $10.98             $0.25
--------------------------------------------------------------------------------------------------------------------------
2001
-------------------------------------------------------------------------------------------------------------------------
First Quarter                                                                    $20.16          $12.38             $0.25

Item 3


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's consolidated results of operations depend to a large extent on the level of its net interest income, which is the difference between interest income from interest-earnings assets (such as loans and investments) and interest expense on interest-bearing liabilities (such as deposits and borrowings). If interest rate fluctuations cause the Company's cost of funds to increase faster than the yield on its interest-bearing assets, net interest income will decrease. In addition, the market values of most of its financial assets are sensitive to fluctuations in market interest rates. The Company measures and manages its interest rate risk by focusing on the Company's "gap", which is the measure of the mismatch between the dollar amount of the Company's interest-earning assets and interest-bearing liabilities which mature or reprice within certain time frames.
     Based on the Company's latest analysis of asset/liability mix at March 31, 2001, management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 200 basis point increase in interest rates over the 12 months ended March 31, 2002 would decrease net interest income for that period by 5.69% or less and that a similar decrease in interest rates would increase net interest income by 1.91% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. Although the Company uses various monitors of interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.
     Changes in interest rates can also affect the amount of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rate decrease, borrowers are more likely to prepay loans. Funds generated by prepayment might be invested at less favorable interest rates. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the Company's portfolio, net interest income and loan servicing income. Similarly, prepayments on mortgage-backed securities can adversely affect the value of such securities and the interest income generated by them.
      Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost (such as regular savings accounts) to accounts with a higher cost (such as certificates of deposits). If the cost of deposits increases at a rate greater than yields on interest-earning assets increase, the interest rate spread will be negatively affected. Changes in the asset and liability mix also affect the Company's interest rate risk.
     The Company faces substantial competition for deposits and loans throughout its market area both from local financial institutions and from out-of-state financial institutions that either solicit deposits or maintain loan production offices in the Company's market area. The Company competes for deposits and loans primarily with other financial service providers such as savings institutions, commercial banks, credit unions, money market funds, and other investment alternatives. The Company believes that its ability to compete effectively depends largely on its ability to compete with regard to interest rates, as well as service fees, personalized services, quality and range of financial products and services offered, convenience of office hours and locations, and automated services.

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

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable

Item 5 - Other Information
         -----------------
                  Not applicable


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  10.1 Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank, and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company, and John P. Driscoll

                  10.2 Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company, and John P. Driscoll


         (b)      Reports on Form 8-K

                  Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26,2001, 2000 (Text of Management's Presentation for January 26, 2001 Analyst Conference Call)

PART II. OTHER INFORMATION

Item 6 (a)
Exhibit 10.1
                                 Amendment #1
                                      to
                      Supplemental Retirement Agreement
                       among Skaneateles Bancorp, Inc.,
                        Skaneateles Savings Bank, and
                               John P. Driscoll
                         (dated as of January 1, 1998)

   The Agreement (the "Agreement") made and entered into as of January 1, 1998, by and among Skaneateles Bancorp, Inc. (the "Company"), Skaneateles Savings Bank (the "Bank"), and John P. Driscoll ("Executive"), is hereby amended as follows, effective as of March 16, 2001. Supplemental Benefits payable in accordance with the provisions of the Agreement prior to the effective date of this amendment shall be payable in accordance with the provisions of the Agreement as in effect prior to this amendment:

       1. Any and all references to the Company and/or the Bank shall refer to BSB Bancorp, Inc. and BSB Bank & Trust Company, respectively; each as successor in interest to Skaneateles Bancorp, Inc. and Skaneateles Savings Bank, respectively.

       2. Section 1. of the Agreement is restated in its entirety, to read as follows:
           "The Executive was employed by Skaneateles Bancorp, Inc. and Skaneateles Savings Bank pursuant to an employment agreement dated January 1, 1998 (the "Previous Employment Agreement"). This Agreement is referred to in Section 8 of the Previous Employment Agreement and deals with the supplemental retirement matters set forth therein. The Executive is presently employed by the Company and the Bank pursuant to an employment agreement dated January 25, 1999, as amended by an amendment to such agreement dated May 31, 2000 and March 16, 2001 (the "Employment Agreement"). This Agreement is referred to in
           Section 13 of the Employment Agreement."

       3. Section 2.(a) of the Agreement is restated in its entirety, to read as follows:
           "Pursuant to the Previous Employment Agreement and Trust Agreement dated January 1, 1998 (the "Trust Agreement"), Skaneateles Bancorp, Inc. and Skaneateles Savings Bank, jointly and severally, agreed to pay into a trust fund (the "Trust Fund") and did pay into the Trust Fund such amounts and at such times as are set forth in the Previous Employment Agreement to measure a supplemental retirement benefit (the "Skaneateles Benefit"). The Company and the Bank, jointly and severally, have agreed to pay into the Trust Fund such amounts and at such times as are set forth in this Agreement to measure a supplemental retirement benefit (the "Supplemental Benefit") as further defined pursuant to this Agreement. The obligations of the Company and/or the Bank to pay the Supplemental Benefit and the Skaneateles Benefit pursuant to this Agreement, the Trust Agreement, and/or the Employment Agreement shall survive the expiration of the Employment Agreement and the Executive's employment thereunder, except as otherwise provided in Section 8 of the Employment Agreement.
           The Supplemental Benefit hereunder shall, unless an optional form is elected as provided for in Section 3., below, be payable in the form of a life annuity, payable monthly, commencing upon Normal, Early, Disability or Postponed Retirement Date, as the case may be, or upon earlier termination of employment prior to a Retirement Date specified in Article 7 of The Retirement Plan of BSB Bank & Trust Company in RSI Retirement Trust (the "Qualified Plan"), and shall be equal to the difference between (i) and (ii), as follows:

           (i) the monthly amount of Qualified Plan retirement income payable upon Normal, Early or Postponed Retirement Date, or the vested retirement income payable upon termination of service, as the case may be, to which the Participant would have been entitled under the Qualified Plan, if such benefit were calculated under the Qualified Plan without giving effect to the limitations and restrictions imposed by the application of Section 7.5 of the Qualified Plan, addressing vested benefits, but applying the limitations and restrictions imposed by the application of
                 Article VIII and the second paragraph of Section 1.9 thereof and any other provisions of the Qualified Plan that are necessary to comply with Internal Revenue Code ("Code") Sections 401(a)(17) and 415, or any successor provisions thereto; and

           (ii) the monthly amount of Qualified Plan retirement income payable upon Normal, Early or Postponed Retirement Date, or the vested retirement income payable upon termination of service, as the case may be, actually payable to the Participant under the Qualified Plan, after the limitations and restrictions imposed by the application of Section 7.5 of the Qualified Plan, addressing vested benefits, Article VIII and the second paragraph of Section 1.9 thereof and any other provisions of the Qualified Plan that are necessary to comply with Code Sections 401(a)(17) and 415, or any successor provisions thereto."

PART II. OTHER INFORMATION

       4. The first paragraph of Section 3. of the Agreement is restated in its entirety, to read as follows:
           "The Executive shall have a fully vested interest in the Skaneateles Benefit. The Skaneateles Benefit shall be paid by the Bank to the Executive in a single installment on May 1, 2004, or, if later, the first anniversary of the termination of the Employment Agreement and the Executive's employment thereunder. The Skaneateles Benefit shall be paid by the Bank and measured by the amount in the Trust Fund equivalent to the amounts deposited to the Trust Fund by Skaneateles Bancorp, Inc. or Skaneateles Savings Bank under the Previous Employment Agreement, and the earnings, interest or losses thereon. The Executive shall also have a fully vested interest in the Supplemental Benefit. The Supplemental Benefit shall be paid by the Bank to the Executive in the form of a life annuity, payable monthly, commencing upon the applicable date under Section 2., above, over the same period, to the same person or persons and in the same benefit form as the Executive would have elected with respect to benefits under the Qualified Plan, unless the Executive elects either (i) an optional benefit form under the Qualified Plan, or (ii) a single lump sum benefit, payable following Retirement Date or termination from employment, as the case may be. Any single lump sum benefit hereunder shall be calculated using the interest rates and mortality tables used under the Qualified Plan."

       5. The words "Supplemental Benefit" are replaced with the phrase "Supplemental Benefit and the Skaneateles Benefit" each time the words "Supplemental Benefit" appear in Section 3.(a) and Section 4. of the Agreement.

       6. Section 3.(a) of the Agreement is amended by adding the following new sentence at the end thereof:
           "The present value of the Supplemental Benefit paid upon the Executive's death pursuant to this Section shall be calculated using the interest rates and mortality tables used under the Qualified Plan."

       7. Section 3.(b) of the Agreement is restated in its entirety, to read as follows:
           "(b) Notwithstanding the above, the Board of Directors of the Bank (the "Board"), as it deems advisable, or upon a written request delivered to the Board by the Executive, his designated beneficiary, or his estate, may, in its sole discretion, accelerate the payment of the Supplemental Benefit and the Skaneateles Benefit, by paying to the Executive, his designated beneficiary, or estate, as the case may be, an amount equal to the then present value of the Supplemental Benefit and the Skaneateles Benefit, with the present value of the Supplemental Benefit calculated using the interest rates and mortality tables used under the Qualified Plan. Upon such payment the Bank shall be completely discharged from any further obligations under this Agreement."

       IN WITNESS WHEREOF, the Company and Bank have caused this Amendment #1 to be executed by their duly authorized officers and the Executive has hereunto set his hand as of the date first above written.

                                          BSB BANCORP, INC.

Attest: /s/ Larry G. Denniston            By:  /s/ Howard W. Sharp
        ---------------------------            -------------------
            Larry G. Denniston,                    Howard W. Sharp, President
            Executive Secretary                    and Chief Executive Officer

                                          BSB BANK & TRUST COMPANY

Attest:    /s/ Larry. Denniston           By: /s/ Howard W. Sharp
           ------------------------           --------------------
             Larry G. Denniston,                  Howard W. Sharp, President
           Executive Secretary                    and Chief Executive Officer

                                          By:  /s/ John P. Driscoll
                                               --------------------
                                                  John P. Driscoll, Executive

PART 11. OTHER INFORMATION
Exhibit 10.2
                                 Amendment #2
                                      to
                             Employment Agreement
               among BSB Bancorp, Inc., BSB Bank & Trust Company,
                             and John P. Driscoll
                         (dated as of January 1, 1998)

     This Amendment to Employment Agreement by and among John P. Driscoll
(the "Executive"), BSB Bancorp, Inc. (the "Corporation"), a Delaware corporation, and BSB Bank & Trust Company, a New York chartered commercial bank (the "Bank"), is entered into and effective as of March 16, 2001.

     WHEREAS, the parties have entered into an Employment Agreement dated as of January 25, 1999, (the "Employment Agreement") which Employment Agreement was amended by an amendment dated May 31, 2000;

     WHEREAS, at a meeting on March 27, 2000 the boards of directors of the Corporation and the Bank (collectively, the "Employers") approved and authorized amendments to the Employment Agreement relating to the Employee's Supplemental Executive Retirement Plan; and

     WHEREAS, the parties desire to further amend the Employment Agreement to implement the amendment approved by the boards of directors of the Employers at such meeting;

     NOW, THEREFORE, the Employers and the Executive hereby agree that the Employment Agreement shall be amended as follows:

     1. A new Section 13 of the Employment Agreement is hereby added as follows:

          13. SUPPLEMENTAL RETIREMENT BENEFITS. As additional compensation for the services rendered by Executive, the Company and the Bank, jointly and severally, agree to provide the Executive a supplemental retirement benefit (the "Supplemental Benefit") pursuant to a supplemental retirement agreement (the "Supplemental Agreement") and a trust agreement (the "Trust Agreement"), both dated as of January 1, 1998 and amended as of March 16, 2001. The obligation of the Company and the Bank to pay the Supplemental Benefit pursuant to the Supplemental Agreement and the Trust Agreement shall survive the expiration of the term of this Agreement and the Executive's employment hereunder, except as otherwise provided in Section 8 hereof.

     2. In all other respects, the Employment Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment to Employment Agreement effective as of the date first above written.

                                             BSB BANCORP, INC.

ATTEST:  /s/ Larry G. Denniston              By:   /s/ Howard W. Sharp
         ----------------------                    --------------------
         (Secretary)                               HOWARD W. SHARP
                                                   President and
                                                   Chief Executive Officer

                                             BSB BANK & TRUST COMPANY

ATTEST:  s/ Larry G. Denniston               By:   /s/ Howard W. Sharp
         ---------------------                     -------------------
                  (Secretary)                      HOWARD W. SHARP
                                                   President and
                                                   Chief Executive Officer

                                             EXECUTIVE

                                             By:   /s/ John P. Driscoll
                                                   --------------------
                                                   JOHN P. DRISCOLL
                                                   Executive

PART 11. OTHER INFORMATION



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               BSB Bancorp, Inc.




Date:    May 15, 2001                      By:   /s/ Howard W. Sharp
       ---------------------                     ---------------------------
                                                 HOWARD W. SHARP
                                                 President
                                                   and Chief Executive Officer


Date:    May 15, 2001                      By:   /s/ Rexford C. Decker
       ---------------------                     ---------------------------
                                                 REXFORD C. DECKER
                                                 Senior Vice President
                                                   and Chief Financial Officer