Form 10-Q
period 2001-06-30
BSB BANCORP INC
filed 2001-08-14
CIK 830257

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 2001
                                           -------------

                                      OR


   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to ___________


                       Commission File Number: 0-17177
                                               -------


                               BSB Bancorp, Inc.
                             --------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                          16-1327860
          --------------------------           --------------------
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

                                             n/a
                               -----------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes: [X]   No:[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 2, 2001: 9,920,386 shares of common stock, $0.01 par value.

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----
 Item 1:  Financial Statements
 ------

            Consolidated Statements of Condition
            June 30, 2001 and December 31, 2000.........................       1

            Consolidated Statements of Income
            Three Months and Six Months
            Ended June 30, 2001 and June 30, 2000.......................       2

            Consolidated Statements of Comprehensive Income
            Three Months and Six Months
            Ended June 30, 2001 and June 30, 2000.......................       3

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2001 and June 30, 2000............       4

            Consolidated Statements of Changes in Shareholders' Equity
            Six Months Ended June 30, 2000 and June 30, 2001............       5

            Notes to Consolidated Financial Statements..................       6

 Item 2:  Management's Discussion and Analysis of
 ------
            Financial Condition and Results of Operations...............    7-16

 Item 3:  Quantitative and Qualitative Disclosures About Market Risk....      17
 ------

PART II.  OTHER INFORMATION
-----------------------------

            Items 1-6...................................................   18-24

            Signature Page..............................................      25

Item 1

-------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
-------------------------------------------------------------------------------------------------

                                                                          June 30,    December 31,
(Dollars in Thousands, Except Share Data)                                     2001           2000
-------------------------------------------------------------------------------------------------
                                                                        (unaudited)
ASSETS
Cash and due from banks                                                 $   48,948     $   65,110
Federal funds sold                                                          47,000
-------------------------------------------------------------------------------------------------
 Total cash and cash equivalents                                            95,948         65,110

Investment securities available for sale                                   367,074        391,968
Investment securities held to maturity                                      10,081          9,708
Mortgages held for sale                                                      2,267             94
Loans:
 Commercial                                                                851,822        997,082
 Consumer                                                                  404,374        436,902
 Real estate                                                               378,327        386,283
-------------------------------------------------------------------------------------------------
   Total loans                                                           1,634,523      1,820,267
   Less: Net deferred costs                                                   (915)          (844)
   Allowance for possible credit losses                                     55,159         59,291
-------------------------------------------------------------------------------------------------
      Net loans                                                          1,580,279      1,761,820

Bank premises and equipment                                                 14,246         14,418
Accrued interest receivable                                                 13,247         17,002
Other real estate                                                              435            323
Intangible assets                                                            1,020          1,213
Other assets                                                                46,413         50,019
-------------------------------------------------------------------------------------------------
                                                                        $2,131,010     $2,311,675
=================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                       $1,660,020     $1,881,226
Borrowings                                                                 277,360        225,468
Other liabilities                                                            7,030         19,196
Company obligated mandatorily redeemable preferred securities of subsidiary, BSB Capital Trust I, holding solely junior subordinated
 debentures of the Company                                                  30,000         30,000
-------------------------------------------------------------------------------------------------
 Total liabilities                                                       1,974,410      2,155,890

Shareholders' Equity:
 Preferred Stock, par value $0.01 per share;
   authorized 2,500,000 shares; none issued
 Common Stock, par value $0.01 per share;
   authorized 30,000,000 shares; 11,511,797
   and 11,503,272 shares issued                                                115            115
 Additional paid-in capital                                                 38,901         38,789
 Undivided profits                                                         137,629        132,277
 Accumulated other comprehensive income                                      1,069         (1,912)
 Treasury stock, at cost: 1,592,261 and 1,175,524 shares                   (21,114)       (13,484)
-------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              156,600        155,785
-------------------------------------------------------------------------------------------------
                                                                        $2,131,010     $2,311,675
=================================================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
--------------------------------------------------------------------------------------------------

                                                            Three Months Ended    Six Months Ended
                                                                      June 30,            June 30,
(Dollars in Thousands, Except Share Data)                       2001      2000      2001      2000
--------------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                                  $36,678   $41,571   $76,024   $81,139
 Interest on federal funds sold                                  153         9       172        22
 Interest on investment securities                             6,053     6,785    12,716    13,458
 Interest on mortgages held for sale                              43        (8)       50        18
--------------------------------------------------------------------------------------------------
    Total interest income                                     42,927    48,357    88,962    94,637
--------------------------------------------------------------------------------------------------
Interest expense:
 Interest on savings deposits                                  1,102     1,210     2,177     2,393
 Interest on time accounts                                    13,144    15,699    28,497    31,133
 Interest on money market deposit accounts                     3,386     4,963     7,798     9,577
 Interest on NOW accounts                                         74        84       150       171
 Interest on borrowed funds                                    3,574     2,274     7,436     4,240
 Interest on mandatorily redeemable
   preferred securities of subsidiary                            609       548     1,218     1,165
--------------------------------------------------------------------------------------------------
   Total interest expense                                     21,889    24,778    47,276    48,679
--------------------------------------------------------------------------------------------------
Net interest income                                           21,038    23,579    41,686    45,958
Provision for credit losses                                    4,500     4,951     9,174     9,559
--------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses         16,538    18,628    32,512    36,399
Gains on sale of securities                                       19                  86
Gains on sale of loans                                            97        21       116        28
Non-interest income:
 Service charges on deposit accounts                           1,287     1,384     2,574     2,596
 Credit card fees                                                 64       566       112       969
 Mortgage servicing fees                                         292       309       583       629
 Fees and commissions-brokerage services                         152       312       354       486
 Trust fees                                                      381       306       712       637
 Other charges, commissions, and fees                            940       558     1,524     1,472
--------------------------------------------------------------------------------------------------
   Total non-interest income                                   3,116     3,435     5,859     6,789
--------------------------------------------------------------------------------------------------
Operating expense:
 Salaries, pensions, and other employee benefits               5,419     5,422    10,774    11,321
 Building occupancy                                            1,038     1,173     2,176     2,342
 Dealer commission expense                                       118       152       202       285
 Computer service fees                                           480       447       935       862
 Services                                                      1,598     1,576     3,137     3,056
 FDIC insurance                                                   89       103       182       196
 Goodwill                                                         96        96       192       192
 Interchange fees                                                          433                 748
 Other real estate                                                48        12        75        58
 Other expenses                                                2,039     2,300     3,949     4,367
--------------------------------------------------------------------------------------------------
   Total operating expense                                    10,925    11,714    21,622    23,427
--------------------------------------------------------------------------------------------------
Income before income taxes                                     8,845    10,370    16,951    19,789
Provision for income taxes                                     3,441     4,051     6,544     7,722
--------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 5,404   $ 6,319   $10,407   $12,067
==================================================================================================
Earnings per share:
 Basic                                                       $  0.54   $  0.62   $  1.03   $  1.18
 Diluted                                                     $  0.53   $  0.61   $  1.02   $  1.17
==================================================================================================

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
BSB BANCORP, INC.                                         (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
--------------------------------------------------------------------------------

                                                                   Three Months Ended      Six Months Ended
                                                                             June 30,              June 30,
                                                                       2001      2000      2001       2000
-----------------------------------------------------------------------------------------------------------
Net income                                                           $5,404    $6,319     $10,407   $12,067
Other comprehensive income:
 Net unrealized (losses) gains on securities                           (494)    1,309       5,116      (328)
 Reclassification adjustment for net realized
  gains included in net income                                           19                    86
-----------------------------------------------------------------------------------------------------------
 Other comprehensive income, before income tax                         (475)    1,309       5,202      (328)
 Income tax benefit (cost) on other comprehensive income                188      (546)     (2,221)      136
-----------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                 (287)      763       2,981      (192)
-----------------------------------------------------------------------------------------------------------
Comprehensive income                                                 $5,117    $7,082     $13,388   $11,875
===========================================================================================================

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                               (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended June 30,
                                                                                 2001                           2000
----------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                   $  10,407                      $ 12,067
   Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred taxes                                                               2,430
     Provision for credit losses                                                  9,174                         9,559
     Realized (gains) on available for sale investment
      securities                                                                    (86)
     Other gains, net                                                              (106)                          (29)
     Depreciation and amortization                                                1,333                         1,492
     Net amortization of premiums and discounts on investment
      securities                                                                    (95)                         (155)
     Net accretion of premiums and discounts on loans                               (71)                          (40)
     Sales of loans originated for sale                                           1,501                         2,132
     Loans originated for sale                                                   (4,298)
     Writedowns of other real estate                                                  2                           282
     Net change in other assets and liabilities                                  (9,371)                       (8,857)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                  10,820                        16,451
----------------------------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from calls of held to maturity investment securities                      671                         3,550
 Purchases of held to maturity investment securities                             (1,332)                         (545)
 Principal collected on held to maturity investment securities                      289                           196
 Proceeds from sales of available for sale investment
  securities                                                                     81,132                        20,284
 Purchases of available for sale investment securities                          (67,908)                      (13,015)
 Principal collected on available for sale investment
  securities                                                                     16,966                         8,950
 Net change in longer-term loans                                                160,795                       (88,001)
 Proceeds from sales of loans                                                    12,017                         7,095
 Proceeds from sales of other real estate                                           238                           405
 Other                                                                             (964)                         (545)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                          201,904                       (61,626)
----------------------------------------------------------------------------------------------------------------------
Financing activities:
 Net change in demand deposits, NOW accounts, savings
    accounts, and money market deposit accounts                                 (46,943)                       47,973
 Net change in time deposits                                                   (174,263)                      (16,210)
 Net change in short-term borrowings                                            (68,090)                       15,390
 Net change in long-term borrowings                                             119,983                           (19)
 Proceeds from exercise of stock options                                            112                           542
 Purchases of treasury stock                                                     (7,630)                          (38)
 Dividends paid                                                                  (5,055)                       (5,128)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                         (181,886)                       42,510
----------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                            30,838                        (2,665)
Cash and cash equivalents at beginning of year                                   65,110                        70,065
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  95,948                      $ 67,400
=====================================================================================================================

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest credited on deposits and paid on other borrowings                $  47,649                      $ 48,135
----------------------------------------------------------------------------------------------------------------------
  Income taxes                                                                $   8,089                      $  9,121
----------------------------------------------------------------------------------------------------------------------
 Non-cash investing activity:
    Securitization of mortgage loans and transfers to other
     real estate                                                              $     366                      $    294
----------------------------------------------------------------------------------------------------------------------
  Unrealized appreciation (depreciation) in securities                        $   5,117                      $   (328)
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                      (Dollars in Thousands, Except Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
Six Months Ended                                                       Additional                               Other
June 30,                                            Number   Common       Paid-In  Undivided   Treasury Comprehensive
2000                                             of Shares    Stock       Capital    Profits      Stock        Income      Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    11,398,991   $  114       $37,287   $140,295   $(13,446)      $(9,757)  $154,493

Comprehensive income:
 Net income                                                                           12,067                              12,067
 Other comprehensive income:
 Unrealized depreciation in
  available for sale securities,
  net of reclassification amount                                                                                 (192)      (192)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                   12,067                    (192)    11,875
Stock options exercised                             46,729                    542                                            542
Cash dividend paid on common
 stock ($0.50 per share)                                                               (5,128)                            (5,128)
Treasury stock purchased                                                                            (38)                     (38)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                        11,445,720   $  114       $37,829    $147,234  $(13,484)      $(9,949)  $161,744
================================================================================================================================

2001
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    11,503,272   $  115       $38,789    $132,277  $(13,484)      $(1,912)  $155,785

Comprehensive income:
 Net income                                                                            10,407                             10,407
 Other comprehensive income:
 Unrealized appreciation in
  available for sale securities,
  net of reclassification amount                                                                                2,981      2,981
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                   10,407                   2,981     13,388
Stock options exercised                              8,525                    112                                            112
Cash dividend paid on common
 stock ($0.50 per share)                                                               (5,055)                            (5,055)
Treasury stock purchased                                                                         (7,630)                  (7,630)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                        11,511,797   $  115       $38,901    $137,629  $(21,114)      $ 1,069   $156,600
================================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000, respectively.

Dollars in Thousands, Except Share Data
Quarter ended June 30,                     Net Income  Weighted Average Shares  Earnings Per Share
--------------------------------------------------------------------------------------------------
2001
Basic earnings per share                      $ 5,404           9,977,382                 $   0.54
Effect of stock options                                           125,635
--------------------------------------------------------------------------------------------------
Diluted earnings per share                    $ 5,404          10,103,017                 $   0.53
==================================================================================================

2000
Basic earnings per share                      $ 6,319          10,263,287                 $   0.62
Effect of stock options                                            90,435
--------------------------------------------------------------------------------------------------
Diluted earnings per share                    $ 6,319          10,353,722                 $   0.61
==================================================================================================

Six Months Ended June 30,
--------------------------------------------------------------------------------------------------
2001
Basic earnings per share                      $10,407          10,085,473                 $   1.03
Effect of stock options                                            99,182
--------------------------------------------------------------------------------------------------
Diluted earnings per share                    $10,407          10,184,655                 $   1.02
==================================================================================================

2000
Basic earnings per share                      $12,067          10,253,180                 $   1.18
Effect of stock options                                            92,203
--------------------------------------------------------------------------------------------------
Diluted earnings per share                    $12,067          10,345,383                 $   1.17
==================================================================================================

(3) The Company has a subsidiary business trust, BSB Capital Trust I, L.L.C. (the "Trust"), formed for the purpose of issuing preferred securities. The Trust issued at par $30.0 million of 8.125% preferred securities. The preferred securities are non-voting, mandatorily redeemable in 2028, and guaranteed by the Company. The Company's guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable, and unconditional guarantee by the Company of the securities issued by the Trust. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust.

Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

  BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, earned net income for the quarter ended June 30, 2001 of $5.4 million, or $0.53 per diluted share, compared to net income of $6.3 million, or $0.61 per diluted share for the same period of 2000. Net income for the six months ended June 30, 2001 totaled $10.4 million, or $1.02 per diluted share, compared to $12.1 million, or $1.17 per diluted share for the six months ended June 30, 2000.

  The Bank's operations and management strategies have been influenced by changes in market interest rates. In the first six months of 2001, there were declines of 275 basis points in the Bank's Prime Rate compared to the same period in 2000 that had rising rates of 100 basis points in total.

  In the second quarter, the Bank completed the sale of a grocery store branch located outside our target market area. In addition, the Bank has received regulatory approvals to open a branch in Fayetteville, a suburb of Syracuse, which will complement our existing locations in that market.

  On July 23, 2001, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on September 10, 2001 to shareholders of record at the close of business on August 24, 2001.

Financial Condition
-------------------

  Consistent with the Company's announced plans to reduce asset size and focus on credit quality, total assets of the Company decreased from $2,311.7 million at December 31, 2000 to $2,131.0 million at June 30, 2001. During the first six months of 2001, the commercial loan portfolio had a net decrease of $145.3 million to $851.8 million at June 30, 2001 from $997.1 million at December 31, 2000. The Company originated $50.6 million of commercial loans during the first six months of 2001 compared to $113.6 million for the comparative period in 2000. Consumer loans also decreased to $404.4 million at June 30, 2001 from $436.9 million at December 31, 2000, with the Company originating $80.1 million of consumer loans during the first six months of 2001 compared to $90.0 million for the comparable period in 2000. Real estate loans decreased to $378.3 million at June 30, 2001 from $386.3 million at December 31, 2000. During the first six months of 2001, the Company originated $40.8 million of real estate loans, of which $10.6 million of residential real estate loans were sold. Changes in the composition of the Bank's assets, including both the levels and types of loans, are a component of the Bank's overall strategy to improve the mix of loans, to reduce risk, and to stabilize earnings. Investment securities decreased to $377.2 million at June 30, 2001 from $401.7 million at December 31, 2000; however, such activity is part of a continuous planning strategy required to meet the anticipated calls existing on certain investments within the overall portfolio.

  The average individual commercial loan outstanding balance at June 30, 2001 was $237,000. Total loan commitments to the Bank's 10 largest lending relationships ranged from $14.6 million to $21.7 million at June 30, 2001. Outstanding loan balances for these 10 relationships ranged from $6.0 million, made up of 7 individual loans, to $20.0 million, made up of 7 individual loans. These loans generally have varied sources of repayment and collateral.

  Non-performing assets increased to $54.4 million at June 30, 2001 from $32.5 million at December 31, 2000, consistent with management's expectations when the Bank significantly increased loan loss reserves in the fourth quarter of 2000. Non-performing loans are shown in a table within this report. See "Non-Performing Loans and ORE". Total non-performing loans increased to 3.30% of total gross loans at June 30, 2001 from 1.77% of total gross loans at December 31, 2000. However, total loans, in all loan portfolios, which were 30-89 days past due, declined to $33.9 million at June 30, 2001 from $66.5 million at December 31, 2000, representing 2.07% and 3.65%, respectively, of the total loans at the same dates. Historically, these past due amounts have fluctuated from quarter to quarter; however, the majority of this decline is associated with the expected movement to non-accrual status for certain loans identified and evaluated late in 2000 as credit risks.

  The allowance for possible credit losses and net charge-offs are shown in a table within this report. See "Allowance for Possible Credit Losses". Net charge-offs were $10.8 million for the second quarter of 2001 compared to $2.7 million for the second quarter of 2000. The allowance for loan losses decreased to $55.2 million at June 30, 2001 from $59.3 million at December 31, 2000. Management believes these reserves are sufficient to cover potential loan losses at June 30, 2001. Gross asset yields for the quarter ended June 30, 2001, were 8.29%, down from 8.98% for the comparable period in 2000.

  The decline in loan balances has allowed the Bank to focus on using lower cost funding products. Total deposits decreased to $1,660.0 million at June 30, 2001 from $1,881.2 million at December 31, 2000. In 2001, there has been a general decline in most types of certificates of deposit, as reflected in the second quarter when retail certificates declined $13.5 million, moneymarket funds declined $18.6 million, and savings deposits declined $1.2 million. During this time of decreased pressure on funding sources, the Bank has been able to reduce the levels of higher cost funds, such as money desk certificates of deposit by $37.9 million, brokered certificates of deposit by $44.6 million, municipal deposits by $14.9 million, and borrowed funds by $7.5 million. While focusing on retail deposit growth wherever possible, the Bank continues to determine the lowest cost of funding while still maintaining available sources of funding. Interest credited to depositors and interest paid on borrowings totaled $47.3 million during that six-month period, as compared to $48.7 million for the first six months of 2000. The Company's borrowings increased to $277.4 million at June 30, 2001 from $225.5 million at December 31, 2000. Borrowings at June 30, 2001 included $217.9 million of

Federal Home Loan Bank advances. The remaining $59.5 million principally was comprised of $57.2 million of securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

  The following factors affected shareholders' equity in the first six months of 2001: earnings and stock options exercised increased shareholders' equity by $10.4 million and $112,000, respectively, as well as unrealized appreciation of $3.0 million in available for sale securities. These increases more than offset the $5.1 million of shareholder cash dividends paid and the $7.6 million used for stock repurchases. At January 23, 2001, the Board of Directors of the Corporation had authorized the repurchase of up to 500,000 shares of the Corporation's common stock. At June 30, 2001, 416,237 shares had been repurchased.

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

                                                    Three Months Ended June 30,
                                             2001                                2000
---------------------------------------------------------------------------------------------------------
                                 Average                   Yield/     Average                     Yield/
(Dollars in Thousands)           Balance    Interest       Rate       Balance    Interest         Rate
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Commercial loans             $  868,762  $   18,767       8.64%   $  942,170  $   23,426         9.95%
 Consumer loans:
  Passbook                            36           1      11.11            97           3        12.37
  Overdraft checking                 511          26      20.35           515          26        20.19
  Business line of credit          2,620          67      10.23         1,863          57        12.24
  Credit cards                    10,461         440      16.82         9,851         398        16.16
  Personal-direct                 73,042       1,796       9.84        79,831       1,951         9.78
  Personal-indirect-new auto      45,808         960       8.38        55,541       1,132         8.15
  Personal-indirect-used auto    146,167       3,632       9.94       170,103       4,041         9.50
  Personal-indirect-mobile homes  66,697       1,707      10.24        67,859       1,687         9.94
  Personal-indirect-other         23,021         487       8.46        25,427         543         8.54
  Home equity line of credit      32,399         648       8.00        32,994         794         9.63
  Checkcard reserve                2,799         432      61.74         2,519         356        56.53
  Student                            694          (5)     (2.88)          503         (16)      (12.72)
---------------------------------------------------------------------------------------------------------
     Total consumer loans        404,255      10,191      10.08       447,103      10,972         9.82
---------------------------------------------------------------------------------------------------------
 Real estate loans:
  Residential-fixed              137,052       2,536       7.40       109,769       2,096         7.64
  Commercial-fixed                 9,121         192       8.42        11,036         231         8.37
  Residential-adjustable          84,179       1,689       8.03        76,240       1,510         7.92
  Commercial-adjustable          150,365       3,303       8.79       155,368       3,336         8.59
---------------------------------------------------------------------------------------------------------
     Total real estate loans     380,717       7,720       8.11       352,413       7,173         8.14
---------------------------------------------------------------------------------------------------------
 Investment securities           400,951       6,053       6.04       411,691       6,784         6.59
 Mortgages held for sale           1,199          43      14.35            16          (7)     (175.00)
 Federal funds sold               14,985         153       4.08           687           9         5.24
---------------------------------------------------------------------------------------------------------
 Total  interest-earning
   assets                      2,070,869  $   42,927       8.29%    2,154,080  $   48,357         8.98%
---------------------------------------------------------------------------------------------------------
Non-interest-earning assets      125,501                               99,800
---------------------------------------------------------------------------------------------------------
  Total assets                $2,196,370                           $2,253,880
=========================================================================================================

Interest-bearing liabilities:
 Deposits:
  Savings                     $  163,603  $    1,102       2.69%   $  187,330  $    1,210         2.58%
  Money market                   452,490       3,386       2.99       459,874       4,963         4.32
  Certificates of deposit        921,738      13,144       5.70     1,081,038      15,699         5.81
  NOW                             22,917          74       1.29        26,585          83         1.25
  Commercial checking            144,939                              139,199
---------------------------------------------------------------------------------------------------------
     Total deposits            1,705,687      17,706       4.15     1,894,026      21,955         4.64
 Borrowings                      282,135       3,574       5.07       155,833       2,274         5.84
 Mandatorily redeemable
  preferred securities            30,000         609       8.12        30,000         549         7.32
---------------------------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities                  2,017,822  $   21,889       4.34%    2,079,859  $   24,778         4.77%
---------------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities                      22,262                               16,333
---------------------------------------------------------------------------------------------------------
    Total liabilities          2,040,084                            2,096,192
---------------------------------------------------------------------------------------------------------
Shareholders' equity             156,286                              157,688
---------------------------------------------------------------------------------------------------------
    Total liabilities and
shareholders' equity          $2,196,370                           $2,253,880
=========================================================================================================
Net interest income/net
 interest rate spread                     $   21,038       3.95%               $   23,579         4.21%
=========================================================================================================
Net earning assets/net
 interest rate margin                     $   53,047       4.06%               $   74,221         4.38%
=========================================================================================================
Ratio of interest-earning
 assets to interest-bearing
 liabilities                                               1.03X                                  1.04X
=========================================================================================================

                                                                          Six Months Ended June 30,
                                                                   2001                               2000
---------------------------------------------------------------------------------------------------------------------------
                                                    Average                   Yield/     Average      Yield/
(Dollars in Thousands                               Balance    Interest        Rate      Balance     Interest      Rate
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Commercial loans                                 $  894,467  $   39,749       8.89%   $  918,853    $ 44,850      9.76%
 Consumer loans:
  Passbook                                                40           3      15.00           103           6     11.65
  Overdraft checking                                     514          52      20.23           526          54     20.53
  Business line of credit                              2,521         137      10.87         1,728         104     12.04
  Credit cards                                        10,417         879      16.88         9,832         798     16.23
  Personal-direct                                     74,438       3,660       9.83        80,380       3,917      9.75
  Personal-indirect-new auto                          47,379       1,983       8.37        56,751       2,315      8.16
  Personal-indirect-used auto                        149,893       7,414       9.89       174,209       8,242      9.46
  Personal-indirect-mobile homes                      67,592       3,437      10.17        67,140       3,325      9.90
  Personal-indirect-other                             23,388         989       8.46        25,826       1,095      8.48
  Home equity line of credit                          32,646       1,417       8.68        32,850       1,549      9.43
  Checkcard reserve                                    2,809         829      59.02         2,507         668     53.29
  Student                                              1,539          28       3.64         1,542          55      7.13
---------------------------------------------------------------------------------------------------------------------------
   Total consumer loans                              413,176      20,828      10.08       453,394      22,128      9.76
---------------------------------------------------------------------------------------------------------------------------
 Real estate loans:
  Residential-fixed                                  135,610       5,085       7.50       106,432       4,055      7.62
  Commercial-fixed                                     9,718         413       8.50        11,302         479      8.48
  Residential-adjustable                              86,387       3,520       8.15        75,125       2,957      7.87
  Commercial-adjustable                              152,129       6,429       8.45       156,220       6,670      8.54
---------------------------------------------------------------------------------------------------------------------------
   Total real estate loans                           383,844      15,447       8.05       349,079      14,161      8.11
---------------------------------------------------------------------------------------------------------------------------
 Investment securities                               411,021      12,716       6.19       415,725      13,458      6.47
 Mortgages held for sale                                 617          50      16.21           426          18      8.45
 Federal funds sold                                    8,286         172       4.15           840          22      5.24
---------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                     2,111,411  $   88,962       8.43%    2,138,317    $ 94,637      8.85%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                          126,063                              103,875
---------------------------------------------------------------------------------------------------------------------------
  Total assets                                    $2,237,474                           $2,242,192
===========================================================================================================================

Interest-bearing liabilities:
 Deposits:
  Savings                                         $  162,713  $    2,177       2.68%   $  184,642    $  2,393      2.59%
  Money market                                       456,599       7,798       3.42       446,935       9,577      4.29
  Certificates of deposit                            969,204      28,497       5.88     1,097,317      31,133      5.67
  NOW                                                 23,206         150       1.29        25,916         171      1.32
  Commercial checking                                142,290                              135,887
---------------------------------------------------------------------------------------------------------------------------
   Total deposits                                  1,754,012      38,622       4.40     1,890,697      43,274      4.58
 Borrowings                                          274,397       7,436       5.42       148,758       4,240      5.70
 Mandatorily redeemable preferred securities          30,000       1,218       8.12        30,000       1,165      7.77
---------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                2,058,409  $   47,276       4.59%    2,069,455    $ 48,679      4.70%
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                      21,905                               16,258
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                2,080,314                            2,085,713
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                 157,160                              156,479
---------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity      $2,237,474                           $2,242,192
===========================================================================================================================

Net interest income/net interest rate spread                  $   41,686       3.84%                 $ 45,958      4.15%
===========================================================================================================================
Net earning assets/net interest rate margin                   $   53,002       3.95%                 $ 68,862      4.30%
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

                                                           Three Months Ended June 30,           Six Months Ended June 30,
Item 2 - continued
                                                           2001 Compared to 2000                    2001 Compared to 2000
                                                            Increase (Decrease)                      Increase (Decrease)
(Dollars in Thousands)                                Volume         Rate         Net          Volume        Rate         Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
 Commercial loans                                    $(1,732)      $(2,927)     $(4,659)      $(1,170)     $(3,931)     $(5,101)
 Consumer loans                                       (2,433)        1,652         (781)       (3,068)       1,768       (1,300)
 Real estate loans                                       726          (179)         547         1,586         (300)       1,286
 Investment securities                                  (174)         (557)        (731)         (154)        (588)        (742)
 Other interest-earning assets                           169            25          194           209          (27)         182
------------------------------------------------------------------------------------------------------------------------------------
   Total                                             $(3,444)      $(1,986)     $(5,430)      $(2,597)     $(3,078)     $(5,675)
====================================================================================================================================

Interest expense on interest-bearing liabilities:
 Deposits                                            $(2,061)      $(2,188)     $(4,249)      $(3,014)     $(1,638)     $(4,652)
 Borrowings                                            3,437        (2,077)       1,360         4,183         (934)       3,249
------------------------------------------------------------------------------------------------------------------------------------
   Total                                               1,376        (4,265)      (2,889)        1,169       (2,572)      (1,403)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                  $(4,820)      $ 2,279      $(2,541)      $(3,766)     $  (506)     $(4,272)
====================================================================================================================================

Interest Income
---------------

     The rapid decrease in the Bank's commercial loan Prime Rate during the first six months of 2001 has driven the overall yield on earning assets substantially lower. Average balances for the three- and six-month periods ended June 30, 2001 declined from the same periods in 2000 as the Bank continues to seek balance in risk and portfolio mix within its asset base. These lower balances contributed to the lower levels of interest income from commercial loans. The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, was affected more significantly by declines in volume for the three- and six-month periods ended June 30, 2001 when compared to the same periods in 2000. The income declines due to smaller portfolio balance was partially offset by increases in yield. Real estate loans, especially residential loans, have increased in volume sufficiently during the past year to more than offset the declines in rates that occurred during the most recent quarter ended June 30, 2001. The Bank's margin has declined 32 basis points to 4.06% for the second quarter of 2001 compared to the margin of 4.38% for the second quarter of 2000. A similar pattern has been sustained for the six-month periods ended June 30, 2001 and 2000 when the Bank's margin declined 35 basis points to 3.95% for the six months ended June 30, 2001 compared to the margin of 4.30% for the six months ended June 30, 2000.

     The Company's interest income on interest-earning assets decreased to $42.9 million for the quarter ended June 30, 2001 from $48.4 million for the quarter ended June 30, 2000, and decreased to $89.0 million for the six months ended June 30, 2001 from $94.6 million for the six months ended June 30, 2000. The decrease in the quarterly interest income was the result of the combination of the decrease in the average balance of interest-earning assets to $2,070.9 million from $2,154.1 million for the quarters ended June 30, 2001 and June 30, 2000, respectively, and the decrease in the average yield on interest-earning assets to 8.29% from 8.98% for the quarters ended June 30, 2001 and 2000, respectively. Similarly, the decrease in year-to-date interest income was the result of the combination of the decrease in the average balance of interest-earning assets to $2,111.4 million from $2,138.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively, and the decrease in the average yield on interest-earning assets to 8.43% from 8.85% for the six months ended June 30, 2001 and 2000, respectively . The declines in average yield were consistent with the overall trend of the Prime Rate discussed earlier under "General".

     The average balance of commercial loans decreased $73.4 million to $868.8 million for the second quarter of 2001 from the second quarter of 2000, and decreased $24.4 million to $894.5 million for the six months ended June 30, 2001 from the six months ended June 30, 2000. The average yield on commercial loans decreased to 8.64% for the second quarter of 2001 from 9.95% for the second quarter of 2000, and decreased to 8.89% for the six months ended June 30, 2001 from 9.76% for the six months ended June 30, 2000. Levels of non-performing loans at June 30, 2001 were $54.0 million compared to $32.1 million at December 31, 2000, and $10.5 million at June 30, 2000. (See "Non-performing Loans and ORE").

     The competition for all consumer loans remained high during the first six months of 2001 as the average balance of many of the consumer loan products fell compared to the same periods of 2000. The second quarter of 2001 reflected originations for new auto loans of $4.0 million compared to $4.5 million for the second quarter of 2000. Used auto originations were $14.9 million for second quarter of 2001 compared to $13.2 million for the second quarter of 2000. The average balance of all consumer loans decreased $42.8 million to $404.3 million for the quarter ended June 30, 2001 from $447.1 million for the quarter ended June 30, 2000, with an increase in yield on these assets to 10.08% for the three months ended June 30, 2001 from 9.82% for the three months ended June 30, 2000. New and used auto loans provided interest income of $4.6 million and $5.2 million for the second quarters of 2001 and 2000, respectively. Similarly, the six months ended June 30, 2001 reflected originations for new auto loans of $6.9 million compared to $9.5 million for the six months ended June 30, 2000. Used auto originations were $26.0 million for the six-month period ended June 30, 2001 compared to $27.5 million for the same period of 2000. The average balance of consumer loans decreased $40.2 million to $413.2 million for the six months ended June 30, 2001 from $453.4 million for the six months ended June 30, 2000, with an increase in yield on these assets to 10.08% from 9.76% for the same periods ended June 30, 2001 and

2000. New and used auto loans provided interest income of $9.4 million and $10.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

     The average balance of real estate loans increased $28.3 million to $380.7 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, and increased $34.8 million to $383.8 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The higher average balances of these loans for the comparative quarters more than offset the decrease in yield to 8.11% from 8.14% for the comparable period in 2000, resulting in a net increase of $547,000 in interest income from real estate loans to $7.7 million. The six-month period reflected a decrease in yield to 8.05% from 8.11% for the comparable period in 2000, resulting in a net increase of $1.3 million in interest income from real estate loans to $15.4 million. The Bank continues to originate a significant amount of fixed-rate residential mortgage loans and has retained most of the current production of the residential mortgages originated in its portfolio to provide a more diverse type and better mix of assets on its balance sheet.

     The average balance of investment securities decreased to $401.0 million for the second quarter of 2001 from $411.7 million for the second quarter of 2000, and decreased to $411.0 million for the six months ended June 30, 2001 from $415.7 million for the six months ended June 30, 2000. Yields on investment securities decreased for the six months ended June 30, 2001 to 6.19% from 6.47%, as the interest income on investment securities declined to $12.7 million from $13.5 million for the comparative periods.

Interest Expense
----------------

     In general, the Company uses deposits to fund investments in earning assets. During periods with shifting interest rates, if earning assets increase at a faster pace than retail, municipal, and wholesale deposits, the Company may turn to borrowings from the Federal Home Loan Bank.

     Total interest expense decreased by $2.9 million for the quarter ended June 30, 2001 as compared to the same period in 2000. The average balance of all interest-bearing liabilities decreased to $2,017.8 million for the quarter ended June 30, 2001 from $2,079.9 million for the quarter ended June 30, 2000, accompanied by a decrease in the average rate paid on all interest-bearing liabilities to 4.34% from 4.77% during the respective period. The average balance of deposits decreased to $1,705.7 million during the same period in 2001 from $1,894.0 million during the three months ended June 30, 2000. This average balance decrease, and the decrease in the cost of deposits, were major factors contributing to the decrease in interest paid on deposits to $17.7 million for the second quarter of 2001 from $22.0 million for the second quarter of 2000. Another component of the change in interest-bearing liabilities was the increase in average balance of borrowings to $282.1 million for the three months ended June 30, 2001 from $155.8 million for the three months ended June 30, 2000. This increase in average balance was offset by an decrease in the rate paid on borrowings to 5.07% from 5.84% during the respective three-month periods as borrowing costs decreased to $3.6 million for the three months ended June 30, 2001. With the average balance of deposit accounts tied to short-term money-market indices decreasing to $452.5 million at June 30, 2001 from $459.9 million at June 30, 2000, these deposits, which reprice in anticipation of the change in rates, have shown a decline in their cost to 2.99% for the second quarter of 2001 from 4.32% for the second quarter of 2000. This has provided some relief from the cost of certificates of deposit, which by their nature, are longer term. These accounts have reflected an increase in average balances to $456.6 million for the six-month period ended June 30, 2001 from $446.9 million for the six-month period ended June 30, 2000. The benefit from lower interest rates will be felt over future periods as the certificates of deposit mature and reprice.

Provision for Credit Losses
---------------------------

     The provision for credit losses decreased to $4.5 million from $5.0 million for the quarters ended June 30, 2001 and June 30, 2000, respectively, and to $9.2 million from $9.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The allowance for possible credit losses decreased to $55.2 million as of June 30, 2001, compared to $59.3 million as of December 31, 2000, and increased from $33.9 million at June 30, 2000. The current level of the provision for credit losses is consistent with the Bank's efforts to improve its loan review and risk-rating process. See "Non-performing Loans and ORE".

Non-interest Income
-------------------

     Non-interest income decreased 9.3% to $3.1 million for the quarter ended June 30, 2001 from $3.4 million for the quarter ended June 30, 2000, and decreased 13.7% to $5.9 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. The factors contributing to the decrease in the second quarter of 2001 from the same quarter of 2000 were decreases of $502,000 in credit card fees, $160,000 in fees and commissions derived from brokerage services, and $97,000 in service charges on deposits accounts. The principal factor in the reduction of credit card fee income relates to the Bank's decision, in December 2000, to outsource credit card services; expenses for credit card services, likewise, decreased. Fees and commissions from brokerage services declined due to generally unfavorable conditions in the equity market. Such factors were partially offset by increases of $382,000 in other charges, commissions, and fees and $75,000 in trust fees. Other charges, commissions, and fees for the second quarter of 2001 included approximately $300,000 related to gain on the sale of the Bank's Oswego branch. This branch was obtained in the acquisition of Skaneateles Bancorp, Inc. in 1999, but was considered too remote for the Bank to fully benefit from its current focus and concentration of resources to branches in the Syracuse region. Similar factors affected the changes for the six-month period ended June 30, 2001 compared to June 30, 2000.

Gains On Sale of Securities
---------------------------

     Gains on sale of securities were $19,000 for the second quarter of 2001 and $86,000 for the six months ended June 30, 2001; this compares to no gains for the same quarter of 2000 and the six months ended June 30, 2000. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management to adjust the interest rate sensitivity of the Company's balance sheet. During 2001, the Bank restructured portions of its investment portfolio to provide protection in the future from periods of concentrated and extensive security calls.

Gains On Sale of Loans
----------------------

     Mortgages sold or securitized increased to $8.7 million from $1.3 million for the second quarters of 2001 and 2000, respectively. This resulted in gains of $97,000 and $21,000 for the respective quarters. For the six-month periods ended June 30, 2001 and 2000, the Bank securitized or sold $10.6 million and $5.9 million, respectively, of residential mortgage loans. These sales generated gains of $116,000 and $28,000 for the same six-month periods.

Operating Expense
-----------------

     Operating expense decreased to $10.9 million for the quarter ended June 30, 2001 from $11.7 million for the quarter ended June 30, 2000, and also decreased to $21.6 million for the six months ended June 30, 2001 from $23.4 million for the six months ended June 30, 2000. The largest change in operating expense was the elimination of interchange fees due to the aforementioned outsourcing of the merchant credit card business. In late 2000, the Bank started to outsource its credit card services resulting in a decrease of $500,000 for related expenses in the comparative quarter. As noted above, there was a similar decrease in the related non-interest income. Notwithstanding the elimination of this expense, all other operating expenses declined $356,000, or 3.2% from the second quarter of 2000 to the second quarter of 2001. Advertising and telephone line charge reductions accounted for most of the decreases in the three-month and six-month comparisons.

Income Taxes
------------

     The income tax expense was $3.4 million and $4.1 million for the quarters ended June 30, 2001 and 2000, respectively, and $6.5 million and $7.7 million for the six months ended June 30, 2001 and 2000, respectively. These decreases are attributed to decreased levels of taxable income.

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

                                                                                         June 30,   December 31,
(Dollars in Thousands)                                                                       2001           2000
----------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   Commercial loans                                                                       $38,945        $17,104
   Residential real estate loans                                                            1,258          2,071
   Commercial real estate loans                                                             5,496          1,522
Consumer accruing loans with principal or interest payments 90 days overdue                   892            781
Loans which are "troubled debt restructurings" as defined in Statement of Financial
   Accounting Standards ("SFAS") No. 15 "Accounting by Debtors and
   Creditors for Troubled Debt Restructurings"                                              7,419         10,660
----------------------------------------------------------------------------------------------------------------
   Total non-performing loans                                                              54,010         32,138
----------------------------------------------------------------------------------------------------------------
Real estate acquired in settlement of loans at lower of cost or fair value                    435            323
----------------------------------------------------------------------------------------------------------------
Total non-performing assets                                                               $54,445        $32,461
================================================================================================================

Total non-performing assets to total assets                                                  2.55%          1.40%
================================================================================================================

     Total non-performing assets increased to $54.4 million, or 2.55% of total assets at June 30, 2001, compared to $32.5 million, or 1.40% of total assets at December 31, 2000.

     Non-performing residential real estate loans totaled $1.3 million for 20 loans at June 30, 2001. Non-performing residential real estate loans totaled $2.1 million for 24 loans at December 31, 2000.

     At June 30, 2001, non-performing commercial real estate loans totaled $5.5 million and ranged from $59,000 to $2.1 million for 7 loans. At December 31, 2000, non-performing commercial real estate loans were $1.5 million for 4 loans.

     Non-performing commercial loans totaled $38.9 million at June 30, 2001, and consisted of 98 loans ranging in size from less than $1,000 to $6.5 million. Non-performing commercial loans at December 31, 2000 totaled $17.1 million and consisted of 55 individual loans ranging in size from $3,000 to $4.5 million. The increase in non-performing commercial loans was across all industries and geographic regions. These loans and all other non-performing loans have been internally risk-rated.

     Restructured loans at June 30, 2001 decreased to $7.4 million and consisted of 13 individual loans ranging in size from $60,000 to $1.5 million. At December 31, 2000, restructured loans totaled $10.7 million and consisted of 15 individual loans ranging in size from $59,000 to $2.7 million.

     The Company had $892,000 at June 30, 2001 of consumer loans 90 days or more past due which were accruing interest, as compared to $781,000 at December 31, 2000.

     At June 30, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $50.2 million of which $9.7 million related to loans with no valuation allowance because the loans have been partially written down through charge-offs and $40.5 million related to loans with a corresponding valuation allowance of $17.6 million. At December 31, 2000, comparative loan amounts and related allowances were $31.6 million and $13.6 million, respectively. The increase reflects continued progression of certain loans that were identified during the Bank's expanded review of its loan portfolio and risk-rating process in the fourth quarter of 2000. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired. The Bank will work with borrowers to restructure or modify terms of their loans if difficulties arise in repayment. If necessary, at the time of modification, the loan will be written down to the estimated amount of future cash receipts. A non-performing loan that has been modified will remain a non-performing loan until an adequate history of recovered or collected principal and interest has been established, the loan is repaid, or the related foreclosed or repossessed property is sold to satisfy the debt. Also the repayment of all future contractual principal and interest must be deemed collectible and the borrower must demonstrate the ability to sustain performance. At June 30, 2001, the Bank had $7.4 million of restructured commercial loans in non-accrual status. At December 31, 2000, the Bank had $10.7 million of restructured commercial loans included in non-accrual status.

     At June 30, 2001, ORE totaled $435,000, which consisted of 6 single-family residential properties totaling $205,000 and 4 commercial real estate property with a book value of $230,000. At December 31, 2000, ORE totaled $323,000, which consisted of five single-family residential properties with a book value totaling $133,000 and two commercial real estate properties with a book value totaling $190,000.

     The following table summarizes activity in the Company's allowance for possible credit losses during the periods indicated:

                                            Three Months Ended                Six Months Ended
                                                      June 30,                        June 30,
(Dollars in Thousands)                       2001         2000            2001            2000
----------------------------------------------------------------------------------------------
Average gross loans outstanding        $1,715,341   $1,774,460      $1,752,143      $1,753,025

Allowance at beginning of period       $   61,423   $   31,705      $   59,291      $   29,134

Charge-offs:
     Commercial loans                      11,101        1,987          13,182           3,903
     Consumer loans                         1,219          919           2,300           1,949
     Residential real estate loans            105           90             169              92
     Commercial real estate loans               0          108               0             107
----------------------------------------------------------------------------------------------
          Total loan charge-offs           12,425        3,104          15,651           6,051
Recoveries:
     Commercial loans                       1,327          119           1,636             687
     Consumer loans                           332          265             670             607
     Commercial real estate loans               2                           39
----------------------------------------------------------------------------------------------
          Total recoveries                  1,661          384           2,345           1,294
----------------------------------------------------------------------------------------------
Net charge-offs                            10,764        2,720          13,306           4,757

Provision for credit losses
     charged to expense                     4,500        4,951           9,174           9,559
----------------------------------------------------------------------------------------------
Allowance at end of period             $   55,159   $   33,936      $   55,159      $   33,936
==============================================================================================

Ratio of net charge-offs to:
     Average gross loans
           outstanding (annualized)          2.51%        0.61%           1.52%           0.54%
Ratio of allowance to:
     Non-performing loans                  102.13%      323.63%         102.13%         323.63%
     Period-end loans outstanding            3.37%        1.89%           3.37%           1.89%

          Net charge-offs were $10.8 million and $2.7 million for the second quarter of 2001 and 2000, respectively. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover potential credit losses.

Sources of Funds
----------------

     Funding for the Company's assets is derived primarily from demand and time deposits as well as long- and short-term borrowings. The competition for deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities decreased to $2,017.8 million for the three-month period ended June 30, 2001 from $2,079.9 million for the three-month period ended June 30, 2000. The most significant change in interest-bearing liabilities for the quarter ended June 30, 2001 compared to June 30, 2000, was a decrease in the average balance of certificates of deposit accounts., which decreased to $921.7 million for the second quarter of 2001 from $1,081.0 million for the second quarter of 2000. In the past, to sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds. With lessened demand for virtually all loan types, the Company was able to decrease higher cost funds as they mature. Certificates of deposits from a money desk decreased to an average balance of $61.8 million in the second quarter of 2001 from a $165.0 million average balance in the same quarter in 2000. However, brokered certificates of deposit remain a source of funding for asset growth. The average balance of these deposits decreased to $232.3 million for the second quarter of 2001 from $266.6 million for the second quarter of 2000. With the recent declines in interest rates, the overall cost of funds for all certificates of deposits decreased to 5.70% from 5.81% for the second quarter of 2001 to the same period in 2000. Total borrowings increased to an average balance of $282.1 million from $155.8 million for the quarter ended June 30, 2001 compared to the same quarter ended June 30, 2000. With a decrease in the average rate paid on borrowings for the quarter ended June 30, 2001 to 5.07% from 5.84% for the same quarter in 2000, interest expense on these borrowings increased to $3.6 million for the second quarter of 2001 from $2.3 million for the second quarter of 2000.

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

     The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At June 30, 2001, the total of approved loan commitments amounted to $34.0 million. Long-term borrowings of $142.9 million are scheduled to mature in the years 2002 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totaled $721.1 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

     At June 30, 2001, the Bank's Tier I leverage ratio, as defined in regulatory guidelines, was 8.30%, up from 7.62% at December 31, 2000, which exceeds the current requirements for the Bank. At June 30, 2001, the Bank's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 12.16%, up from 10.67% at December 31, 2000, which also exceeds the current requirements for the Bank. The Company continues to work to improve its risk profile and strengthen its capital ratios as is evidenced by the previously mentioned capital ratios.

     The Company's book value per common share increased to $15.79 at June 30, 2001 from $15.08 at December 31, 2000.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

     The stock of the Company is listed on The Nasdaq Stock Market's National Market System under the symbol BSBN. As of June 30, 2001, the Company had 2,234 shareholders of record and 9,919,536 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                  Cash Dividends
                                                   Price Range      Per Share
--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
First Quarter                                     $22.98  $16.75           $0.25
Second Quarter                                    $21.75  $17.50           $0.25
Third Quarter                                     $23.88  $18.31           $0.25
Fourth Quarter                                    $22.38  $10.98           $0.25
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
First Quarter                                     $20.16  $12.38           $0.25
Second Quarter                                    $23.36  $16.63           $0.25

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

  Based on the Company's latest analysis of asset/liability mix at June 30, 2001, management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 200 basis point increase in interest rates over the 12 months ended June 30, 2002 would decrease net interest income for that period by 8.71% or less and that a similar decrease in interest rates would increase net interest income by 5.57% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various monitors of interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

  Changes in interest rates can also affect the amount of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rate decrease, borrowers are more likely to prepay loans. Funds generated by prepayment might be invested at less favorable interest rates. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the Company's portfolio, net interest income, and loan servicing income. Similarly, prepayments on mortgage-backed securities can adversely affect the value of such securities and the interest income generated by them.

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

Item 1 -  Legal Proceedings
          -----------------
               Not applicable

Item 2 -  Changes in Securities
          ---------------------
               Not applicable

Item 3 -  Defaults upon Senior Securities
          -------------------------------
               Not applicable

Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               (a) On April 23, 2001 the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years.

               (b) the Annual Meeting, Messrs. Ferris G. Akel, William C. Craine, and Ms. Ann G. Higbee were elected as directors. Each of the following directors' term of office continued after the Annual Meeting:

                         Robert W. Allen     David A. Niermeyer
                         Diana J. Bendz      Mark T. O'Neil, Jr.
                         John P. Driscoll    Howard W. Sharp
                         Thomas F. Kelly     Thomas L. Thorn

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

                    1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                                Votes For  Withheld  Abstentions  Broker Non-votes

                         Ferris G. Akel         8,125,531   222,776            0                 0
                         William C. Craine      8,127,178   221,128            0                 0
                         Mark T. O'Neil, Jr.    8,126,802   221,504            0                 0

Item 5 -  Other Information
          -----------------
               Not applicable

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               10.1 Change of Control Severance Agreement by and among BSB Bancorp, Inc., BSB Bank & Trust Co., and Randy J. Wiley dated May 14, 2001

          (b)  Reports on Form 8-K
               Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001 Text of Management's Presentation for April 20, 2001 Analyst Conference Call)

Exhibits
--------


10.1  CHANGE OF CONTROL SEVERANCE AGREEMENT by and among BSB Bancorp, Inc., BSB
            Bank & Trust Co., and Randy J. Wiley dated May 14, 2001

          This Change of Control Severance Agreement ("Agreement") dated as of May 14, 2001, is entered into by and among BSB Bancorp, Inc., a Delaware corporation ("Corporation"), BSB Bank & Trust Company, a New York chartered bank and trust company ("Employer") and Randy J. Wiley ("Executive").

WITNESSETH:

          Whereas, Executive is currently employed by Employer as its Senior Vice President and Treasurer;

          Whereas, Corporation and Employer desire to provide certain security to Executive in connection with Executive's employment with Employer;

          Whereas, Executive, Corporation and Employer desire to enter into this Agreement pertaining to the terms of the security Corporation and Employer are providing to Executive with respect to his employment;

          Whereas, the Boards of Directors of Corporation and Employer (the "Boards") have approved and authorized the execution and delivery of this Agreement by and on behalf of Corporation and Employer;

          Now, therefore, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree to this Agreement as follows:

          1.   Term.  The initial term of this Agreement extends for a period of
               ----
three years from May 14, 2001, provided that the term of the Agreement shall be extended automatically for one additional year on each annual anniversary date of this Agreement, unless either the Boards or Executive provide(s) contrary written notice to the other not less than 180 days in advance of any such anniversary date. In the event either the Boards or Executive provide such written notice, then the term hereof shall not be extended, but the then current term shall continue for the period remaining thereunder. Notwithstanding the foregoing, this Agreement shall automatically expire and terminate on Executive's normal retirement date at age 65 or on Executive's early retirement under the Special Service Retirement provision of Employer's pension plan if Executive elects to take such early retirement. The initial term of employment and all such renewed terms of employment under this Agreement are collectively referred to herein as the "term of this Agreement."

          2.   Benefits Upon Termination of Employment.
               ---------------------------------------

               (a) If, before a Change in Control, at the request or direction of the acquiring party, or at any time during the 12-month period following a Change in Control (1) the employment of Executive with Employer is terminated by Employer for any reason other than Good Cause, or (2) Executive terminates his employment with Employer for Good Reason, Employer shall, during the Severance Period, continue to pay Executive an amount equal to Executive's Base Salary.

               Such amount will be paid during the Severance Period in monthly or other installments, similar to those being received by Executive at the date of the Change in Control, and will commence as soon as practicable following the date of termination of employment. Executive shall receive any and all vested benefits accrued under any Incentive Plans and Retirement Plans to the date of termination of employment, the amount, form and time of payment of such benefits to be determined by the terms of such Incentive Plans and Retirement Plans and such benefits shall not be reduced by amounts payable under this Agreement.

               (b) If upon the date of termination of Executive's employment, Executive holds any options with respect to stock of Corporation, all such options will immediately become exercisable upon such date and will be exercisable for not less than 90 days thereafter. To the extent such acceleration of vesting or exercisability of such options is not permissible under the terms of any plan pursuant to which the options were granted, Employer will pay to Executive, in a lump sum, within 90 days after termination of employment, an amount equal to the excess, if any, of the aggregate fair market value of all stock of Corporation subject to such options, determined on the date of termination of employment, over the aggregate option price of such stock, and Executive will surrender all such options unexercised. For the purposes of this Agreement, in the event that such stock is listed on an established national or regional stock exchange, is admitted to quotation on the National Association of Securities Dealers Automated Quotation System, or is publicly traded in an established securities market, in determining the fair market value of the stock, Employer shall use the average of the closing prices of such stock on such exchange or System or in such market (the highest such closing price if there is more than one such exchange or market) on the five trading dates immediately before the date of termination (or, if there is no such closing price, then the Board shall use the mean between the highest bid and lowest asked prices or between the high and low prices on such date), or, if no sale of the Stock has been made on one or more of such dates, on the next preceding day on which any such sale shall have been made.

               (c) During the Severance Period, Executive and his spouse will continue to be covered by all Welfare Plans, maintained by Employer in which he or his spouse were participating immediately prior to the date of his termination as if he continued to be an employee of Employer; provided that, if participation in any one or more of such Welfare Plans is not possible under the terms thereof, Employer will provide substantially identical benefits. If, however, Executive obtains employment with another employer during the Severance Period, such coverage shall be provided only to the extent that the coverage exceeds the coverage of any substantially similar plans provided by his new employer.

               (d) Notwithstanding any other provision of this Agreement to the contrary, Executive shall not be entitled to any payment or benefit under this Agreement (including, without limitation, pursuant to the provisions of Section 2(b) hereof), that, in the reasonable opinion of the independent certified public accountants of Corporation and Employer, would prevent any transaction entered into or to be entered into by Corporation or Employer from qualifying as a "pooling of interests" for accounting purposes.

          3.   No Setoff.  No payment or benefits payable to or with respect to
               ---------
Executive pursuant to this Agreement shall be reduced by any amount Executive or his spouse may earn or receive from employment with another employer or from any other source, except as expressly provided in subsection 2(c) of this Agreement.

          4.   Death. If Executive dies during the Severance Period:
               -----

               (a) All amounts payable hereunder to Executive shall, during the remainder of the Severance Period, be paid to his surviving spouse.

               (b) The spouse of Executive shall, during the remainder of the Severance Period, be covered under all Welfare Plans made available by Employer to Executive or his spouse immediately prior to the date of his death; provided that, if participation in any one or more of such plans and arrangements is not possible under the terms thereof, Employer will provide substantially identical benefits.

               Any benefits payable under this Section 4 are in addition to any other benefit due to Executive or his spouse or beneficiaries from Employer, including, but not limited to, payments under any of the Incentive or Retirement Plans.

          5.   Termination for Good Cause or Without Good Reason. If the
               -------------------------------------------------
employment of Executive with Employer is terminated (a) for any reason prior to a Change in Control other than at the request or direction of an acquirer in connection with a Change in Control, or (b) after a Change in Control by Employer for Good Cause, or by the voluntary action of Executive without Good Reason, Executive's Base Salary (at the rate in effect on the date of termination) shall be paid through the date of termination, and Employer shall have no further obligation to Executive or his spouse under this Agreement, except for benefits accrued under Incentive Plans pursuant to subsection 2(a) above.

          6.   Section 280G Gross-Up Payment.
               -----------------------------

               (a) Anything in this Agreement to the contrary notwithstanding and except as set forth below in this Section 6(a), in the event it shall be determined that any payment or distribution by Employer, or any other member of the affiliated group (as determined for purposes of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the "Code") of which Employer or Corporation is a member, to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 6) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this
Section 6(a), if it shall be determined that Executive is entitled to a Gross-Up Payment, but that Executive, after taking into account the Payments and the Gross-Up Payment, would not receive a net after-tax benefit of at least $10,000 (taking into account both income taxes and any Excise Tax) as compared to the net after-tax proceeds to Executive resulting from an elimination of the Gross-Up Payment and a reduction of the Payments, in the aggregate, to an amount (the "Reduced Amount") such that the receipt of Payments would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to Executive and the Payments, in the aggregate, shall be reduced to the Reduced Amount.

               (b) Subject to the provisions of Section 6(c), all determinations required to be made under this Section 6, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by PricewaterhouseCoopers LLP or such other certified public accounting firm reasonably acceptable to Employer as may be designated in writing by Executive (the "Accounting Firm") which shall provide detailed supporting calculations both to Employer and the Executive within 15 business days of the receipt of notice from Executive that there has been a Payment, or such earlier time as is requested by Employer. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, Executive shall appoint another nationally recognized accounting firm reasonably acceptable to Employer to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Employer. Any Gross-Up Payment, as determined pursuant to this Section 6, shall be paid by Employer to Executive within five business days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon Employer and Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that the initial Gross-Up Payments made by Employer will be inadequate and that additional Gross-Up Payments by Employer should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that Employer exhaust its remedies pursuant to Section 6(c) and Executive thereafter are required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by Employer to or for the benefit of Executive.

               (c) Executive shall notify Employer in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by Employer of a Gross-Up Payment. Such notification shall be given as soon as practicable but no later than 10 business days after Executive receives written notice of such claim and shall apprise Employer of the nature of such claim and the date on which such claim is requested to be paid. Executive shall not pay such claim prior to the expiration of 30 days following the date on which Executive gives such notice to Employer (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If Employer notifies Executive in writing prior to the expiration of such period that they desire to contest such claim, Executive shall:

                    (i) give Employer any information reasonably requested by Employer relating to such claim,

                    (ii) take such action in connection with contesting such claim as Employer shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney selected by Employer and reasonably acceptable to Executive,

                    (iii) cooperate with Employer in good faith in order effectively to contest such claim, and

                    (iv) permit Employer to participate in any proceedings relating to such claim; provided, however, that Employer shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses.

               Without limitation on the foregoing provisions of this Section 6(c), Employer shall control all proceedings taken in connection with such contest and, at their sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at their sole option, either direct Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as Employer shall determine; provided, however, that if Employer directs Executive to pay such claim and sue for a refund, Employer shall advance the amount of such payment to Executive, on an interest-free basis and shall indemnify and hold Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, Employer's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

               (d) If, after the receipt by Executive of an amount advanced by Employer pursuant to Section 6(c), Executive becomes entitled to receive any refund with respect to such claim, Executive shall (subject to Employer's continued compliance with the requirements of this Section 6) promptly pay to Employer the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by Executive of an amount advanced by Employer pursuant to Section 6(c), a determination is made that Executive shall not be entitled to any refund with respect to such claim and Employer does not notify Executive in writing of their intent to contest such denial of refund prior to the expiration of 30 days after such determination (or if any such contest shall be finally determined in a manner adverse to such refund being allowed), then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of the Gross-Up Payment required to be paid.

          7.   Definitions. For purposes of this Agreement:
               -----------

               (a) "Base Salary" shall mean the higher of Executive's annual base salary at the rate in effect on the date of a Change in Control or the rate in effect on the date of termination of employment.

               (b) "Change in Control" shall be deemed to have occurred if there has been a change of control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or such item thereof which may hereafter pertain to the same subject; provided that, and notwithstanding the foregoing, a Change in Control shall be deemed to have occurred if (i) any "person" (as that term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of Corporation or Employer representing 25% or more of the combined voting power of Corporation's then outstanding securities, (ii) during any period of two consecutive years, individuals who at the beginning of such period constituted the Boards of Directors of Corporation and Employer cease for any reason to constitute at least a majority thereof unless the election of each Director, who was not a Director at the beginning of the period, was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of the period, (iii) Corporation shall cease to be a publicly owned corporation, or (iv) any merger or consolidation of Corporation with or into another entity shall occur as a result of which the stockholders of Corporation do not retain or acquire 75% or more of the capital stock of the resulting entity.

               (c) "Good Cause" shall be deemed to exist if, and only if: (1) Executive engages in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance; (2) Executive is convicted of a criminal violation involving fraud or dishonesty; or
(3) Executive materially breaches the Agreement (other than by engaging in acts or omissions enumerated in paragraphs (1) and (2) above), or materially fails to satisfy the conditions and requirements of his employment with Employer, and such breach or failure by its nature is incapable of being cured, or such breach or failure remains uncured for more than 30 days following receipt by Executive of written notice from Employer specifying the nature of the breach of this paragraph (3), inattention by Executive to his duties shall be deemed a breach or failure capable of cure.

               Without limiting the generality of the foregoing, the following shall not constitute Good Cause: any personal or policy disagreement between Executive and Employer or any member of the Board of Directors of Employer; or any action taken by Executive in connection with his duties if Executive acted in good faith and in a manner he reasonably believed to be in, and not opposed to, the best interest of Employer and had no reasonable cause to believe his conduct was unlawful.

               Notwithstanding anything herein to the contrary, in the event Employer shall terminate the employment of Executive for Good Cause hereunder, Employer shall give at least 30 days prior written notice to Executive specifying in detail the reason or reasons for Executive's termination.

                    (d)  "Good Reason" shall exist if:

                         (1)  there is a significant change in the nature or the
scope of Executive's authority;

                         (2)  there is a reduction in Executive's base salary
from the rate in effect during the fiscal year before the Change in Control;

                         (3)  Employer changes the principal location in which
Executive is required to perform services to one which is more than 50 miles from his current location;

                         (4)  there is a reasonable determination by Executive
that, as a result of a change in circumstances significantly affecting his position, he is unable to exercise the authority, powers, function or duties attached to his position;

                    (e) "Incentive Plans" shall mean any incentive, bonus deferred compensation or similar plan or arrangement currently or hereafter made available by Corporation or Employer in which Executive is eligible to participate.

                    (f) "Retirement Plans" shall mean any qualified or supplemental defined benefit retirement plan or defined contribution retirement plan, currently or hereinafter made available by Corporation or Employer in which Executive is eligible to participate.

                    (g) "Severance Period" shall mean the period beginning on the date Executive's employment with Employer terminates under circumstances described in Section 2 above and ending on the first to occur of: (1) the date 36 months thereafter, or (2) the date Executive attains or would have attained age 65.

                    (h) "Welfare Plan" shall mean any health and dental plan, disability plan, survivor income plan and life insurance plan or arrangement currently or hereafter made available by Employer in which Executive is eligible to participate.

               8.   Benefits Unfunded.  All rights of Executive and his spouse
                    -----------------
or other beneficiary under this Agreement shall at all times be entirely unfunded and no provision shall at any time be made with respect to segregating any assets of Corporation or Employer for payment of any amounts due hereunder. Neither Executive nor his spouse or other beneficiary shall have any interest in or rights against any specific assets of Corporation or Employer, and Executive and his spouse or other beneficiary shall have only the rights of a general unsecured creditor of Employer.

               9.   Litigation Expense. Employer shall pay Executive's out of-
                    ------------------
pocket expenses, including attorney's fees, in connection with any judicial proceeding to enforce this Agreement or to construe or determine the validity of this Agreement or otherwise in connection herewith if Executive is successful in such litigation.

               10.  Applicable Law. This Agreement shall be construed and
                    --------------
interpreted pursuant to the laws of the State of New York applicable to contracts entered into and to be performed wholly within its borders.

               11.  Entire Agreement. This Agreement contains the entire
                    ----------------
Agreement between Employer and Executive and supersedes any and all previous agreements, written or oral, among the parties relating to his or her employment by Employer. No amendment or modification of the terms of this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by Employer and Executive. This Agreement is the exclusive agreement between Corporation, Employer and Executive regarding payments to Executive in the event of a change in control of Corporation or Employer. During the term of this Agreement,

Executive shall not participate in or benefit from any other change of control severance plan or policy which may be adopted by Corporation or Employer, provided that thereafter Executive shall participate in such plan or policy if one has been established by Corporation or Employer.

          12.  No Employment Contract.  Nothing contained in this Agreement
               ----------------------
shall be construed to be an employment contract between Executive and Employer. Executive is employed at will and Employer may terminate his employment at any time, with or without cause.

          13.  Counterparts.  This Agreement may be executed in counterparts,
               ------------
each of which shall be deemed an original.

          14.  Severability.  In the event any provision of this Agreement is
               ------------
held illegal or invalid, the remaining provisions of this Agreement shall not be affected thereby.

          15.  Successors.  This Agreement shall be binding upon and inure to
               ----------
the benefit of the parties hereto and their respective heirs, representatives and successors.

          16.  Notice.  Notices required under this Agreement shall be in
               ------
writing and sent by registered mail, return receipt requested, to the following addresses or to such other address as the party being notified may have previously furnished to the others by written notice.

               If to Employer or Corporation:


               Attention: Howard W. Sharp
               BSB Bancorp, Inc.
               BSB Bank & Trust Company
               58-68 Exchange Street
               Binghamton, New York 13902

               If to Executive:

               Randy J. Wiley
               ____________________
               __________, New York ________

          In Witness Whereof, Executive has hereunto set his hand, and Corporation and Employer have caused this agreement to be executed in their names and on their behalf, all as of the day and year first above written.

                                           BSB BANCORP, INC.

ATTEST: /s/ Larry G. Denniston             By: /s/ Howard W. Sharp
        ----------------------------           ---------------------------
            (Corporate Secretary)                  Howard W. Sharp
                                                   President and Chief
                                                   Executive Officer

                                           BSB BANK & TRUST COMPANY

ATTEST: /s/ Larry G. Denniston             By: /s/ Howard W. Sharp
        ----------------------------           ---------------------------
            (Corporate Secretary)                  Howard W. Sharp
                                                   President and Chief
                                                   Executive Officer

                                               /s/ Randy J. Wiley
                                               ---------------------------
                                                   Randy J. Wiley

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BSB Bancorp, Inc.



Date:    August 14, 2001                      By:   /s/ Howard W. Sharp
       ---------------------------------          ----------------------------
                                                  HOWARD W. SHARP
                                                  President
                                                     and Chief Executive Officer


Date:    August 14, 2001                      By:   /s/ Rexford C. Decker
       ---------------------------------          ----------------------------
                                                  REXFORD C. DECKER
                                                  Senior Vice President
                                                     and Chief Financial Officer