Form 10-Q
period 2001-09-30
BSB BANCORP INC
filed 2001-11-09
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to

                         Commission File Number: 0-17177
                                                 -------

                                BSB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              16-1327860
           ---------------------                   -------------------
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

                                      n/a
                     ---------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]
No: [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 7, 2001:
9,786,506 shares of common stock, $0.01 par value.

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION                                                                     PAGE
------------------------------                                                                    ----

  Item 1: Financial Statements
  ------
                    Consolidated Statements of Condition
                    September 30, 2001 and December 31, 2000 .................................       1

                    Consolidated Statements of Income
                    Three Months and Nine Months
                    Ended September 30, 2001 and September 30, 2000 ..........................       2

                    Consolidated Statements of Comprehensive Income
                    Three Months and Nine Months
                    Ended September 30, 2001 and September 30, 2000 ..........................       3

                    Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 2001 and September 30, 2000 ..............       4

                    Consolidated Statements of Changes in Shareholders' Equity
                    Nine Months Ended September 30, 2000 and September 30, 2001 ..............       5

                    Notes to Consolidated Financial Statements ...............................       6

  Item 2: Management's Discussion and Analysis of
  ------
                    Financial Condition and Results of Operations ............................    7-17

  Item 3: Quantitative and Qualitative Disclosures About Market Risk .........................      18
  ------

PART II.  OTHER INFORMATION
---------------------------

                    Items 1-6 ................................................................   19-33

                    Signature Page ...........................................................      34

Item 1

-------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
-------------------------------------------------------------------------------------------------------------------

                                                                                     September 30,     December 31,
(Dollars in Thousands, Except Share Data)                                                     2001             2000
--------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
ASSETS
Cash and due from banks                                                                $    48,262     $    65,110
Federal funds sold                                                                          94,500
-------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                        142,762          65,110

Investment securities available for sale                                                   403,828         391,968
Investment securities held to maturity                                                      12,101           9,708
Mortgages held for sale                                                                      2,331              94
Loans:
    Commercial                                                                             784,618         997,082
    Consumer                                                                               390,390         436,902
    Real estate                                                                            346,913         386,283
-------------------------------------------------------------------------------------------------------------------
       Total loans                                                                       1,521,921       1,820,267
       Less: Net deferred costs                                                               (909)           (844)
       Allowance for credit losses                                                          56,905          59,291
-------------------------------------------------------------------------------------------------------------------
          Net loans                                                                      1,465,925       1,761,820

Bank premises and equipment                                                                 14,214          14,418
Accrued interest receivable                                                                 12,210          17,002
Other real estate                                                                              478             323
Intangible assets                                                                              924           1,213
Other assets                                                                                43,137          50,019
-------------------------------------------------------------------------------------------------------------------
                                                                                       $ 2,097,910     $ 2,311,675
===================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                                      $ 1,621,774     $ 1,881,226
Borrowings                                                                                 270,365         225,468
Other liabilities                                                                           14,078          19,196
Company obligated mandatorily redeemable preferred securities of subsidiary, BSB Capital Trust I, holding solely junior subordinated
    debentures of the Company                                                               30,000          30,000
-------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                 1,936,217       2,155,890

Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
       authorized 2,500,000 shares; none issued
    Common Stock, par value $0.01 per share;
       authorized 30,000,000 shares; 11,514,910
       and 11,503,272 shares issued                                                            115             115
    Additional paid-in capital                                                              38,953          38,789
    Undivided profits                                                                      140,338         132,277
    Accumulated other comprehensive income                                                   6,187          (1,912)
    Treasury stock, at cost: 1,719,061 and 1,175,524 shares                                (23,900)        (13,484)
------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                          161,693         155,785
-------------------------------------------------------------------------------------------------------------------
                                                                                       $ 2,097,910     $ 2,311,675
===================================================================================================================


The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
(Dollars in Thousands, Except Share Data)                      2001              2000             2001             2000
------------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                            $  33,600         $  43,011        $ 109,623        $ 124,150
    Interest on federal funds sold                              638                30              810               52
    Interest on investment securities                         5,959             6,617           18,675           20,076
    Interest on mortgages held for sale                          47                 3               97               21
------------------------------------------------------------------------------------------------------------------------
         Total interest income                               40,244            49,661          129,205          144,299
Interest expense:
    Interest on savings deposits                              1,092             1,207            3,269            3,600
    Interest on time accounts                                11,309            16,666           39,806           47,799
    Interest on money market deposit accounts                 3,038             5,348           10,836           14,925
    Interest on NOW accounts                                     69                86              219              258
    Interest on borrowed funds                                3,447             2,360           10,882            6,600
    Interest on mandatorily redeemable
       preferred securities of subsidiary                       609               609            1,828            1,774
------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                19,564            26,276           66,840           74,956
------------------------------------------------------------------------------------------------------------------------
Net interest income                                          20,680            23,385           62,365           69,343
Provision for credit losses                                   4,550            17,249           13,724           26,808
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses        16,130             6,136           48,641           42,535
Gains on sale of securities                                      64                 9              150                9
Gains on sale of loans                                            1                12              117               40
Non-interest income:
    Service charges on deposit accounts                       1,329             1,401            3,902            3,997
    Credit card fees                                             50               622              163            1,591
    Mortgage servicing fees                                     273               292              856              922
    Fees and commissions-brokerage services                     167               167              521              653
    Trust fees                                                  605               319            1,317              955
    Other charges, commissions, and fees                        645               881            2,170            2,353
------------------------------------------------------------------------------------------------------------------------
       Total non-interest income                              3,069             3,682            8,929           10,471
Operating expense:
    Salaries, pensions, and other employee benefits           5,486             4,791           16,260           16,113
    Building occupancy                                        1,041             1,097            3,217            3,438
    Dealer commission expense                                   140               126              341              411
    Computer service fees                                       470               387            1,405            1,250
    Services                                                  1,439             1,520            4,575            4,575
    FDIC insurance                                               87               241              269              437
    Goodwill                                                     96                96              289              289
    Interchange fees                                                              481                             1,229
    Other real estate                                            51               139              127              197
    Merger expenses                                                             2,012                             2,013
    Other expenses                                            2,033             1,844            5,982            6,209
------------------------------------------------------------------------------------------------------------------------
       Total operating expense                               10,843            12,734           32,465           36,161
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             8,421            (2,895)          25,372           16,894
Provision for income taxes                                    3,231            (1,230)           9,775            6,492
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $   5,190         $  (1,665)       $  15,597        $  10,402
========================================================================================================================
Earnings per share:
    Basic                                                 $    0.52         $   (0.16)       $    1.56        $    1.01
    Diluted                                               $    0.51         $   (0.16)       $    1.54        $    1.00
========================================================================================================================

The accompanying notes are an integral part of the financial statements.

----------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                         (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended           Nine Months Ended
                                                                        September 30,              September 30,
                                                                    2001         2000           2001        2000
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  5,190     $ (1,665)     $  15,597   $  10,402
Other comprehensive income
    Net unrealized gains on securities                             8,783        5,701         13,899       5,373
    Reclassification adjustment for net realized gains
       included in net income                                         64            9            150           9
----------------------------------------------------------------------------------------------------------------
    Other comprehensive income, before income tax                  8,847        5,710         14,049       5,382
Income tax expense on other comprehensive income                  (3,729)      (2,388)        (5,950)     (2,252)
----------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                             5,118        3,322          8,099       3,130
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $ 10,308     $  1,657      $  23,696   $  13,532
================================================================================================================

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                        (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                   Nine Months Ended September 30,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                          $  15,597         $  10,402
      Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred taxes                                                                      5,095
        Provision for credit losses                                                        13,724            26,808
        Realized (gains) on available for sale investment securities                         (150)               (9)
        Other gains, net                                                                     (162)              (40)
        Depreciation and amortization                                                       2,007             2,233
        Net amortization of premiums and discounts on investment securities                   (40)             (265)
        Net accretion of premiums and discounts on loans                                      (64)             (283)
        Sales of loans originated for sale                                                  4,123             2,762
        Loans originated for sale                                                          (6,363)             (670)
        Writedowns of other real estate                                                        12               295
        Net change in other assets and liabilities                                         (4,339)            6,404
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                        29,440            47,637
-------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                           1,637             6,735
    Purchases of held to maturity investment securities                                    (4,784)           (2,096)
    Principal collected on held to maturity investment securities                             757               297
    Proceeds from sales of available for sale investment securities                       164,420            20,884
    Purchases of available for sale investment securities                                (193,761)          (20,433)
    Principal collected on available for sale investment securities                        31,567            14,963
    Net change in longer-term loans                                                       260,268          (117,518)
    Proceeds from sales of loans                                                           21,485             8,815
    Proceeds from sales of other real estate                                                  473               569
    Other                                                                                  (1,507)             (674)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided (used) by investing activities                                280,555           (88,458)
-------------------------------------------------------------------------------------------------------------------
Financing activities:
    Net change in demand deposits, NOW accounts, savings
      accounts, and money market deposit accounts                                         (48,176)           44,782
    Net change in time deposits                                                          (211,276)          (48,635)
    Net change in short-term borrowings                                                   (75,075)           61,487
    Net change from long-term borrowings                                                  119,972              (124)
    Proceeds from exercise of stock options                                                   164             1,237
    Purchases of treasury stock                                                           (10,416)              (38)
    Dividends paid                                                                         (7,536)           (7,700)
-------------------------------------------------------------------------------------------------------------------
          Net cash (used) provided by financing activities                               (232,343)           51,009
-------------------------------------------------------------------------------------------------------------------
          Increase in cash and cash equivalents                                            77,652            10,188
Cash and cash equivalents at beginning of year                                             65,110            70,065
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 142,762         $  80,253
===================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest credited on deposits and paid on other borrowings                        $  66,427         $  73,219
-------------------------------------------------------------------------------------------------------------------
      Income taxes                                                                      $   8,121         $  13,367
-------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
      Securitization of mortgage loans and transfers to other real estate               $     602         $     635
-------------------------------------------------------------------------------------------------------------------
      Unrealized appreciation  in securities                                            $  13,899         $   5,373
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------------------------------------------------------
BSB BANCORP, INC.                                                                (Dollars in Thousands, Except Share Data)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
Nine Months Ended                                                    Additional                                Other
September 30,                                       Number    Common    Paid-In  Undivided  Treasury   Comprehensive
2000                                             of Shares     Stock    Capital    Profits     Stock          Income       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    11,398,991      $114    $37,287   $140,295   $(13,446)       $(9,757)   $154,493

Comprehensive income, net of taxes:
  Net income                                                                        10,402                                10,402
  Other comprehensive income:
  Unrealized depreciation in
     available for sale securities,
     net of reclassification amount                                                                            3,130       3,130
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                10,402                     3,130      13,532

Stock options exercised                             86,886         1      1,236                                            1,237
Cash dividend paid on common
  stock ($0.75 per share)                                                           (7,700)                               (7,700)
Treasury stock purchased                                                                          (38)                       (38)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                   11,485,877      $115    $38,523   $142,997   $(13,484)       $(6,627)   $161,524
================================================================================================================================

2001
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    11,503,272      $115    $38,789   $132,277   $(13,484)       $(1,912)   $155,785

Comprehensive income, net of taxes:
  Net income                                                                        15,597                                15,597
  Other comprehensive income:
  Unrealized appreciation in
     available for sale securities,
     net of reclassification amount                                                                            8,099       8,099
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                15,597                     8,099      23,696

Stock options exercised                             11,638                  164                                              164
Cash dividend paid on common
  stock ($0.75 per share)                                                           (7,536)                               (7,536)
Treasury stock purchased                                                                      (10,416)                   (10,416)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                   11,514,910      $115    $38,953   $140,338   $(23,900)       $ 6,187    $161,693
================================================================================================================================

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

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

     The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000, respectively.

Dollars in Thousands, Except Share Data                                          Weighted
Quarter Ended September 30,                         Net Income              Average Shares       Earnings Per Share
-------------------------------------------------------------------------------------------------------------------
2001
Basic earnings per share                               $ 5,190                   9,893,261                $   0.52
Effect of stock options                                                            202,658
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $ 5,190                  10,095,919                $   0.51
==================================================================================================================

2000
Basic earnings per share                              $ (1,665)                 10,287,332                $  (0.16)
Effect of stock options                                                            113,197
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                            $ (1,665)                 10,400,529                $  (0.16)
==================================================================================================================

Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------
2001
Item 1 - continued
Basic earnings per share                               $15,597                  10,021,402                $   1.56
Effect of stock options                                                            134,047
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $15,597                  10,155,449                $   1.54
==================================================================================================================

2000
Basic earnings per share                               $10,402                  10,264,564                $   1.01
Effect of stock options                                                            100,539
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                             $10,402                  10,365,103                $   1.00
==================================================================================================================

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

    BSB Bancorp, Inc., holding company for BSB Bank & Trust Company, earned net income for the quarter ended September 30, 2001 of $5.2 million, or $0.51 per diluted share, compared to a net loss of $1.7 million, or $0.16 per diluted share for the same period of 2000. Net income for the nine months ended September 30, 2001 totaled $15.6 million, or $1.54 per diluted share, compared to $10.4 million, or $1.00 per diluted share for the nine months ended September 30, 2000.

    In the second quarter, the Bank received regulatory approvals to open a branch in Fayetteville, a suburb of Syracuse, which will complement our existing locations in that market. The branch opened for business in October 2001.

    On October 22, 2001, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on December 10, 2001 to shareholders of record at the close of business on November 23, 2001.

    On November 1, 2001, the Bank announced an agreement with American Express Centurion Bank to acquire the Bank's credit card portfolio. The transaction is expected to be completed in the first quarter of 2002.

Financial Condition
-------------------

    Previously, the Company announced plans to reduce its total loan portfolio, in particular commercial and industrial loans, and focus on credit quality. As a result, total assets of the Company decreased to $2,097.9 million at September 30, 2001 from $2,311.7 million at December 31, 2000. During the first nine months of 2001, the commercial loan portfolio had a net decrease of $212.5 million to $784.6 million at September 30, 2001 from $997.1 million at December 31, 2000. The Company originated $74.4 million of commercial loans during the first nine months of 2001 compared to $191.5 million for the comparative period in 2000. Consumer loans also decreased to $390.4 million at September 30, 2001 from $436.9 million at December 31, 2000, with the Company originating $119.9 million of consumer loans during the first nine months of 2001 compared to $140.5 million for the comparable period in 2000. Real estate loans decreased to $346.9 million at June 30, 2001 from $386.3 million at December 31, 2000. During the first nine months of 2001, the Company originated $63.2 million of real estate loans, offset by the sale of $22.6 million of residential real estate loans. Changes in the composition of the Bank's assets, including both the levels and types of loans, are a component of the Bank's overall strategy to improve the mix of loans, to reduce risk, and to stabilize earnings. Investment securities increased to $415.9 million at September 30, 2001 from $401.7 million at December 31, 2000; such activity is part of a continuous planning strategy required to meet the anticipated calls existing on certain investments within the overall portfolio.

    The average individual commercial loan outstanding balance at September 30, 2001 was $258,000. Total loan commitments to the Bank's 10 largest lending relationships ranged from $13.3 million to $21.3 million at September 30, 2001. Outstanding loan balances for these 10 relationships ranged from $6.3 million, made up of 7 individual loans, to $19.5 million, also made up of 7 individual loans. These loans generally have varied sources of repayment and collateral.

    Non-performing assets decreased to $44.5 million at September 30, 2001 from $54.4 million at June 30, 2001. These assets had increased from $32.5 million at December 31, 2000, consistent with management's expectations when the Bank significantly increased loan loss reserves in the fourth quarter of 2000. Non-performing loans are shown in a table within this report. See "Non-Performing Loans and ORE". Total non-performing loans increased to 2.89% of total gross loans at September 30, 2001 from 1.77% of total gross loans at December 31, 2000, but declined from 3.30% of total gross loans at June 30, 2001. Total loans, in all loan portfolios, which were 30-89 days past due, continued to decline to $27.9 million at September 30, 2001 from $33.9 million at June 30, 2001, and $66.5 million at December 31, 2000, which represents 1.83%, 2.07%, and 3.65%, respectively, of the total loans at the same dates.

    The allowance for credit losses and net charge-offs are shown in a table within this report. See "Allowance for Credit Losses". Net charge-offs were $2.8 million for the third quarter of 2001 compared to $9.4 million for the third quarter of 2000. The allowance for loan losses decreased to $56.9 million at September 30, 2001 from $59.3 million at December 31, 2000. Management believes these reserves are sufficient to cover loan losses at September 30, 2001.

    The decline in loan balances has allowed the Bank to focus on using lower cost funding products. Total deposits decreased to $1,621.8 million at September 30, 2001 from $1,881.2 million at December 31, 2000. During the first six months of 2001, there was a general decline in most types of certificates of deposit; however, there has been a stabilization in the level of such funds in the third quarter. For year-to-date 2001, with decreased pressure on funding sources, the Bank has continued to reduce the levels of higher cost funds, such as money desk certificates of deposit by $12.2 million, brokered certificates of deposit by $10.0 million, municipal deposits by $14.9 million, and borrowed funds by $7.0 million. While focusing on retail deposit growth wherever possible, the Bank continues to determine the lowest cost of funding while still maintaining available sources of funding. Interest credited to depositors and interest paid on borrowings totaled $65.0 million during that nine-month period, as compared to $73.2 million for the first nine months of 2000. The Company's borrowings increased to $270.4 million at September 30, 2001 from $225.5 million at December 31, 2000. Borrowings at September 30, 2001 included $217.9 million of Federal Home Loan Bank advances. The remaining $52.5 million was primarily comprised of $50.3 million of securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

    The following factors affected shareholders' equity in the first nine months of 2001: earnings and stock options exercised increased shareholders' equity by $15.6 million and $164,000, respectively, as well as unrealized appreciation of $8.1 million in available for sale securities. These increases more than offset the $7.5 million of shareholder cash dividends paid and the $10.4 million used for stock repurchases. On August 7, 2001, the Board of Directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock. For the year-to-date September 30, 2001, the Company had repurchased 543,537 shares. Stock repurchases earlier in 2001 were authorized under a similar program approved in January 2001. As of November 7, 2001, the Company may purchase an additional 362,200 shares under the current program.

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

                                                                             Three Months Ended September 30,
                                                                       2001                                   2000
------------------------------------------------------------------------------------------------------------------------------
                                                    Average                     Yield/       Average                   Yield/
(Dollars in Thousands)                              Balance        Interest       Rate       Balance      Interest       Rate
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Commercial loans                               $  764,198      $   16,345       8.56%  $   962,010    $   24,323      10.11%
  Consumer loans:
  Passbook                                               34               1      11.76            69             2      11.59
  Overdraft checking                                    515              25      19.42           534            27      20.22
  Business line of credit                             2,766              66       9.54         1,992            64      12.85
  Credit cards                                       10,912             437      16.02        10,155           431      16.98
  Personal-direct                                    71,369           1,765       9.89        79,378         1,985      10.00
  Personal-indirect-new auto                         42,731             906       8.48        53,046         1,108       8.36
  Personal-indirect-used auto                       140,232           3,505      10.00       164,948         4,007       9.72
  Personal-indirect-mobile homes                     64,853           1,684      10.39        70,549         1,776      10.07
  Personal-indirect-other                            21,931             464       8.46        24,755           540       8.73
  Home equity line of credit                         32,487             586       7.22        33,384           837      10.03
  Checkcard reserve                                   2,825             415      58.76         2,688           369      54.91
  Student                                               361               6       6.65           496            27      21.77
------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                           391,016           9,860      10.09       441,994        11,173      10.11
------------------------------------------------------------------------------------------------------------------------------
  Real estate loans:
     Residential-fixed                              140,192           2,600       7.42       118,013         2,262       7.67
     Commercial-fixed                                 9,157             250      10.92        10,716           229       8.55
     Residential-adjustable                          76,912           1,482       7.71        81,424         1,650       8.11
     Commercial-adjustable                          137,795           3,063       8.89       153,394         3,374       8.80
------------------------------------------------------------------------------------------------------------------------------
        Total real estate loans                     364,056           7,395       8.13       363,547         7,515       8.27
------------------------------------------------------------------------------------------------------------------------------
  Investment securities                             391,812           5,959       6.08       401,912         6,617       6.59
  Mortgages held for sale                             1,379              47      13.63            94             3      12.77
  Federal funds sold                                 74,366             638       3.43         1,645            30       7.29
------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets             1,986,827      $   40,244       8.10%    2,171,202    $   49,661       9.15%
------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                         124,511                                  111,941
------------------------------------------------------------------------------------------------------------------------------
        Total assets                             $2,111,338                              $ 2,283,143
==============================================================================================================================

Interest-bearing liabilities:
  Deposits:
     Savings                                     $  165,310      $    1,092       2.64%  $   186,335    $    1,207       2.59%
     Money market                                   448,423           3,038       2.71       470,995         5,348       4.54
     Certificates of deposit                        848,621          11,309       5.33     1,082,338        16,666       6.16
     NOW                                             23,165              69       1.19        25,191            86       1.37
     Commercial checking                            148,562                                  151,181
------------------------------------------------------------------------------------------------------------------------------
        Total deposits                            1,634,081          15,508       3.80     1,916,040        23,307       4.87
  Borrowings                                        274,508           3,447       5.02       156,783         2,360       6.02
  Manditorily reedeemable
     preferred securities                            30,000             609       8.12        30,000           609       8.12
------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities        1,938,589      $   19,564       4.04%    2,102,823    $   26,276       5.00%
------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                     17,200                                   15,199
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                         1,955,789                                2,118,022
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                155,549                                  165,121
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities
          and shareholders' equity               $2,111,338                              $ 2,283,143
==============================================================================================================================

Net interest income/
   net interest rate spread                                      $   20,680       4.06%                 $   23,385       4.15%
==============================================================================================================================
Net earnings assets/
   net interest rate margin                                      $   48,238       4.16%                 $   68,379       4.31%
==============================================================================================================================
Ratio of interest-earning assets to
  interest-bearing liabilities                                                    1.02X                                  1.03X
==============================================================================================================================

Item 2 continued

                                                                      Nine Months Ended September 30,
                                                                2001                                    2000
-----------------------------------------------------------------------------------------------------------------------
                                                   Average                 Yield/       Average                  Yield/
(Dollars in Thousands)                             Balance    Interest      Rate        Balance     Interest     Rate
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Commercial loans                             $  850,567    $ 56,094      8.79%    $  933,351     $ 69,173      9.88%
   Consumer loans:
      Passbook                                          38           4     14.04             92            8     11.59
      Overdraft checking                               515          78     20.19            528           81     20.45
      Business line of credit                        2,604         203     10.39          1,817          168     12.33
      Credit cards                                  10,584       1,316     16.58          9,940        1,229     16.49
      Personal-direct                               73,404       5,425      9.85         80,044        5,902      9.83
      Personal-indirect-new auto                    45,812       2,889      8.41         55,510        3,423      8.22
      Personal-indirect-used auto                  146,637      10,919      9.93        171,104       12,249      9.55
      Personal-indirect-mobile homes                66,669       5,121     10.24         68,280        5,101      9.96
      Personal-indirect-other                       22,897       1,452      8.46         25,467        1,634      8.55
      Home equity line of credit                    32,592       2,003      8.19         33,030        2,386      9.63
      Checkcard reserve                              2,814       1,244     58.94          2,568        1,038     53.89
      Student                                        1,142          34      3.97          1,189           82      9.20
-----------------------------------------------------------------------------------------------------------------------
         Total consumer loans                      405,708      30,688     10.09        449,569       33,301      9.88
-----------------------------------------------------------------------------------------------------------------------
   Real estate loans:
      Residential-fixed                            137,154       7,684      7.47        110,311        6,316      7.63
      Commercial-fixed                               9,529         663      9.28         11,106          708      8.50
      Residential-adjustable                        83,194       5,002      8.02         77,230        4,608      7.96
      Commercial-adjustable                        147,298       9,492      8.59        155,276       10,044      8.62
-----------------------------------------------------------------------------------------------------------------------
         Total real estate loans                   377,175      22,841      8.07        353,923       21,676      8.17
-----------------------------------------------------------------------------------------------------------------------
   Investment securities                           404,548      18,675      6.16        411,092       20,076      6.51
   Mortgages held for sale                             874          97     14.80            314           21      8.92
   Federal funds sold                               30,554         810      3.53          1,114           52      6.22
-----------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets           2,069,426    $129,205      8.32%     2,149,363     $144,299      8.95%
-----------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets                        125,525                              106,567
-----------------------------------------------------------------------------------------------------------------------
         Total assets                           $2,194,951                           $2,255,930
=======================================================================================================================

Interest-bearing liabilities:
   Deposits:
      Savings                                   $  163,588    $  3,269      2.66%    $  185,230     $  3,600      2.59%
      Money market                                 453,844      10,836      3.18        455,009       14,925      4.37
      Certificates of deposit                      928,568      39,806      5.72      1,092,336       47,799      5.83
      NOW                                           23,192         219      1.26         25,677          258      1.34
      Commercial checking                          144,404                              141,007
-----------------------------------------------------------------------------------------------------------------------
         Total deposits                          1,713,596      54,130      4.21      1,899,259       66,582      4.67
   Borrowings                                      274,434      10,882      5.29        151,418        6,600      5.81
   Manditorily redeemable
      preferred securities                          30,000       1,828      8.12         30,000        1,774      7.88
-----------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities      2,018,030    $ 66,840      4.42%     2,080,677     $ 74,956      4.80%
-----------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                    20,304                               15,907
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                       2,038,334                            2,096,584
-----------------------------------------------------------------------------------------------------------------------
Shareholders' equity                               156,617                              159,346
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities
            and shareholders' equity            $2,194,951                           $2,255,930
=======================================================================================================================

Net interest income/
   net interest rate spread                                   $ 62,365      3.90%                   $ 69,343      4.15%
=======================================================================================================================
Net earnings assets/
   net interest rate margin                                   $ 51,396      4.02%                   $ 68,686      4.30%
=======================================================================================================================
Ratio of interest-earning assets to
   interest-bearing liabilities                                             1.03X                                 1.03X
=======================================================================================================================

     The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                        2001 Compared to 2000                2001 Compared to 2000
                                                          Increase (Decrease)                 Increase (Decrease)
(Dollars in Thousands)                                Volume        Rate          Net       Volume        Rate            Net
-----------------------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
    Commercial loans                                 $(4,570)    $(3,408)     $(7,978)     $(5,829)    $(7,250)     $(13,079)
    Consumer loans                                    (1,291)        (22)      (1,313)      (3,696)      1,083        (2,613)
    Real estate loans                                     68        (188)        (120)       1,579        (414)        1,165
    Investment securities                               (161)       (497)        (658)        (320)     (1,081)       (1,401)
    Other interest-earning assets                        780        (128)         652          900         (66)          834
-----------------------------------------------------------------------------------------------------------------------------
      Total                                          $(5,174)    $(4,243)     $(9,417)     $(7,366)   $ (7,728)     $(15,094)
=============================================================================================================================

Interest expense on interest-bearing liabilities:
    Deposits                                         $(3,128)    $(4,671)     $(7,799)     $(6,202)   $ (6,250)     $(12,452)
    Borrowings                                         3,926      (2,839)       1,087        5,654      (1,318)        4,336
-----------------------------------------------------------------------------------------------------------------------------
      Total                                              798      (7,510)      (6,712)        (548)     (7,568)       (8,116)
-----------------------------------------------------------------------------------------------------------------------------
          Net interest income                        $(5,972)    $ 3,267      $(2,705)     $(6,818)   $   (160)     $ (6,978)
=============================================================================================================================

Interest Income
---------------

    The rapid decrease in the Bank's commercial loan Prime Rate during the first nine months of 2001 has driven the overall yield on earning assets lower. Most average balances for the three- and nine-month periods ended September 30, 2001 declined from the same periods in 2000 as the Bank continues to seek balance in risk and portfolio mix within its asset base. These lower balances contributed to the lower levels of interest income from commercial loans. The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, was affected more significantly by declines in volume for the three- and nine-month periods ended September 30, 2001 when compared to the same periods in 2000. The income declines due to smaller portfolio balance was accompanied by decreases in yield. The Bank's margin has declined 15 basis points to 4.16% for the third quarter of 2001 compared to the margin of 4.31% for the third quarter of 2000. A similar pattern exists for the nine-month periods ended September 30, 2001 and 2000 when the Bank's margin declined 28 basis points to 4.02% for the nine months ended September 30, 2001 compared to the margin of 4.30% for the nine months ended September 30, 2000.

    The Company's interest income on interest-earning assets decreased to $40.2 million for the quarter ended September 30, 2001 from $49.7 million for the quarter ended September 30, 2000, and decreased to $129.2 million for the nine months ended September 30, 2001 from $144.3 million for the nine months ended September 30, 2000. The decrease in the quarterly interest income was the result of the combination of the decrease in the average balance of interest-earning assets to $1,986.8 million from $2,171.2 million for the quarters ended September 30, 2001 and September 30, 2000, respectively, and the decrease in the average yield on interest-earning assets to 8.10% from 9.15% for the quarters ended September 30, 2001 and 2000, respectively. Similarly, the decrease in year-to-date interest income was the result of the combination of the decrease in the average balance of interest-earning assets to $2,069.4 million from $2,149.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively, and the decrease in the average yield on interest-earning assets to 8.32% from 8.95% for the nine months ended September 30, 2001 and 2000, respectively. The declines in average yield were consistent with the overall trend of the Prime Rate discussed earlier under "General".

    The average balance of commercial loans decreased $197.8 million from the third quarter of 2000 to $764.2 million for the third quarter of 2001, and decreased $82.8 million to $850.6 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000. The average yield on commercial loans decreased to 8.56% for the third quarter of 2001 from 10.11% for the third quarter of 2000, and decreased to 8.79% for the nine months ended September 30, 2001 from 9.88% for the nine months ended September 30, 2000. Levels of non-performing loans at September 30, 2001 were $44.0 million compared to $32.1 million at December 31, 2000, and $33.1 million at September 30, 2000. (See "Non-performing Loans and ORE").

    The competition for all consumer loans remained high during the first nine months of 2001 as the average balance of many of the consumer loan products fell compared to the same periods of 2000. The third quarter of 2001 reflected originations for new auto loans of $3.4 million compared to $4.2 million for the third quarter of 2000. Used auto originations were $13.6 million for the third quarter of 2001 compared to $16.3 million for the third quarter of 2000. The average balance of all consumer loans decreased $51.0 million to $391.0 million for the quarter ended September 30, 2001 from $442.0 million for the quarter ended September 30, 2000, with a minimal decrease in yield on these assets to 10.09% for the three months ended September 30, 2001 from 10.11% for the three months ended September

30, 2000. New and used auto loans provided interest income of $4.4 million and $5.1 million for the third quarters of 2001 and 2000, respectively. Similarly, the nine months ended September 30, 2001 reflected originations for new auto loans of $10.3 million compared to $13.7 million for the nine months ended September 30, 2000. Used auto originations were $39.6 million for the nine-month period ended September 30, 2001 compared to $43.8 million for the same period of 2000. The average balance of consumer loans decreased $43.9 million to $405.7 million for the nine months ended September 30, 2001 from $449.6 million for the nine months ended September 30, 2000, with an increase in yield on these assets to 10.09% from 9.88% for the same periods ended September 30, 2001 and 2000. New and used auto loans provided interest income of $13.8 million and $15.7 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

    The average balance of real estate loans increased $509,000 to $364.1 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, and increased $23.3 million to $377.2 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The higher average balances of these loans for the comparative quarters did not offset the decrease in yield to 8.13% from 8.27% for the comparable period in 2000, resulting in a net decrease of $120,000 in interest income from real estate loans to $7.4 million. The nine-month period reflected a decrease in yield to 8.07% from 8.17% for the comparable period in 2000, resulting in a net increase of $1.2 million in interest income from real estate loans to $22.8 million. The Bank continues to originate expected levels of residential mortgage loans, principally with fixed rates, and the Bank expects to retain the majority of the current production of the residential mortgages originated in its portfolio to provide a more diverse mix of assets on its balance sheet.

    The average balance of investment securities decreased to $391.8 million for the third quarter of 2001 from $401.9 million for the third quarter of 2000, and decreased to $404.5 million for the nine months ended September 30, 2001 from $411.1 million for the nine months ended September 30, 2000. Yields on investment securities decreased for the nine months ended September 30, 2001 to 6.16% from 6.51%, as the interest income on investment securities declined to $18.7 million from $20.1 million for the comparative periods.

Interest Expense
----------------

    In general, the Company uses deposits to fund investments in earning assets. During periods with shifting interest rates, if earning assets increase at a faster pace than retail, municipal, and wholesale deposits, the Company may turn to borrowings from the Federal Home Loan Bank.

    Total interest expense decreased by $6.7 million for the quarter ended September 30, 2001 as compared to the same period in 2000. The average balance of all interest-bearing liabilities decreased to $1,938.6 million for the quarter ended September 30, 2001 from $2,102.8 million for the quarter ended September 30, 2000, accompanied by a decrease in the average rate paid on all interest-bearing liabilities to 4.04% from 5.00% during the respective period. The average balance of deposits decreased to $1,634.1 million during the same period in 2001 from $1,916.0 million during the three months ended September 30, 2000. This average balance decrease, and the decrease in the cost of deposits, were major factors contributing to the decrease in interest paid on deposits to $15.5 million for the third quarter of 2001 from $23.3 million for the third quarter of 2000. Another component of the change in interest-bearing liabilities was the increase in average balance of borrowings to $274.5 million for the three months ended September 30, 2001 from $156.8 million for the three months ended September 30, 2000. This increase in average balance was accompanied by a decrease in the rate paid on borrowings to 5.02% from 6.02% during the respective three-month periods as borrowing costs decreased to $3.4 million for the three months ended September 30, 2001. With the average balance of deposit accounts tied to short-term money-market indices decreasing to $448.4 million at September 30, 2001 from $471.0 million at September 30, 2000, these deposits, which reprice in anticipation of the change in rates, have shown a decline in their cost to 2.71% for the third quarter of 2001 from 4.54% for the third quarter of 2000. This has provided some relief from the cost of certificates of deposit, which by their nature, are longer term. Certificates of deposit reflect a decrease in average balances to $928.6 million for the nine-month period ended September 30, 2001 from $1,092.3 million for the nine-month period ended September 30, 2000. The benefit from lower interest rates will be felt over future periods as the certificates of deposit mature and reprice.

Provision for Credit Losses
---------------------------

    The provision for credit losses decreased to $4.6 million from $17.2 million for the quarters ended September 30, 2001 and September 30, 2000, respectively, and to $13.7 million from $26.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The allowance for credit losses decreased to $56.9 million as of September 30, 2001, compared to $59.3 million as of December 31, 2000, and increased from $41.8 million at September 30, 2000. The current level of the provision for credit losses is consistent with the Bank's efforts to improve its loan review and risk-rating process. See "Non-performing Loans and ORE".

Non-interest Income
-------------------

    Non-interest income decreased 16.6% to $3.1 million for the quarter ended September 30, 2001 from $3.7 million for the quarter ended September 30, 2000, and decreased 14.7% to $8.9 million for the nine months ended September 30, 2001 from $10.5 million for the nine months ended September 30, 2000. The factors contributing to the decrease in the third quarter of 2001 from the same quarter of 2000 were decreases of $572,000 in credit card fees, $236,000 in other charges, commissions and fees, and $72,000 in service charges on deposit accounts. The principal factor in the reduction of credit card fee income relates to the Bank's decision, in December 2000, to outsource merchant credit card services; expenses for credit card services, likewise, decreased by a comparable amount. Fees and commissions from brokerage services remained consistent at $167,000 in spite of generally unfavorable conditions in the equity market. Such factors were partially offset by an increase of $286,000 in trust fees associated with a change to recognize such fees using the accrual method instead of cash basis. Similar factors affected the changes for the nine-month period ended September 30, 2001 compared to September 30, 2000.

Gains On Sale of Securities
---------------------------

    Gains on sale of securities were $64,000 for the third quarter of 2001 and $150,000 for the nine months ended September 30, 2001; this compares to gains of $9,000 for the same quarter of 2000 and the nine months ended September 30, 2000. The Company's investment portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management to adjust the interest rate sensitivity of the Company's balance sheet. During 2001, the Bank restructured portions of its investment portfolio to provide protection in the future from periods of concentrated and extensive security calls.

Gains On Sale of Loans
----------------------

    Mortgages sold or securitized increased to $12.0 million from $2.2 million for the third quarters of 2001 and 2000, respectively. This resulted in gains of $1,000 and $12,000 for the respective quarters. For the nine-month periods ended September 30, 2001 and 2000, the Bank securitized or sold $22.6 million and $8.2 million, respectively, of residential mortgage loans. These sales generated gains of $117,000 and $40,000 for the same nine-month periods.

Operating Expense
-----------------

    Operating expense decreased to $10.8 million for the quarter ended September 30, 2001 from $12.7 million for the quarter ended September 30, 2000, and decreased to $32.5 million for the nine months ended September 30, 2001 from $36.2 million for the nine months ended September 30, 2000. Merger expenses of $2.0 million were included in the third quarter of 2000. Comparing the third quarter, other than the merger expenses, the largest change in operating expense was the increase in salaries, pension, and other employee benefits partially offsetting the elimination of interchange fees due to the aforementioned outsourcing of the merchant credit card business. In late 2000, the Bank started to outsource its credit card services resulting in a decrease of $546,000 for related expenses in the comparative quarter. As noted above, there was a similar decrease in the related non-interest income. Notwithstanding the elimination of this expense, all other operating expenses increased $667,000, or 5.2% from the third quarter of 2000 to the third quarter of 2001. Salaries, pensions, and other employee benefits account for most of the increases in the three-month and nine-month comparisons.

Income Taxes
------------

    The income tax expense was $3.2 million for the quarter ended September 30, 2001, compared to the income tax benefit of $1.2 million for the quarter ended September 30, 2000. Income tax expense was $9.8 million and $6.5 million for the nine months ended September 30, 2001 and 2000, respectively. These increases in taxes are attributed to the increased levels of taxable income.

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

    Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Such loans include potential problem loans where known information about credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery. Consumer loans are generally charged-off before they become 90 days past due.

    The following table sets forth information regarding non-performing loans which are 90 days or more overdue and ORE held by the Company at the dates indicated.

                                                                            September 30,            December 31,
(Dollars in Thousands)                                                              2001                    2000
------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans                                                             $32,198                 $17,104
    Residential real estate loans                                                  1,365                   2,071
    Commercial real estate loans                                                   3,655                   1,522
Consumer accruing loans with principal
    or interest payments 90 days overdue                                             883                     781
Loans which are "troubled debt
     restructurings" as defined in Statement
     of Financial Accounting Standards ("SFAS")
     No. 15 "Accounting by Debtors and
     Creditors for Troubled Debt Restructurings"                                   5,884                  10,660
------------------------------------------------------------------------------------------------------------------
    Total non-performing loans                                                    43,985                  32,138
------------------------------------------------------------------------------------------------------------------
Real estate acquired in settlement of loans
     at lower of cost or fair value                                                  478                     323
------------------------------------------------------------------------------------------------------------------
       Total non-performing assets                                               $44,463                 $32,461
==================================================================================================================

Total non-performing assets to total assets                                         2.12%                   1.40%
------------------------------------------------------------------------------------------------------------------

    Total non-performing assets increased to $44.5 million, or 2.12% of total assets at September 30, 2001, compared to $32.5 million, or 1.40% of total assets at December 31, 2000.

    Non-performing residential real estate loans totaled $1.4 million for 25 loans at September 30, 2001. Non-performing residential real estate loans totaled $2.1 million for 24 loans at December 31, 2000.

    At September 30, 2001, non-performing commercial real estate loans totaled $3.7 million and ranged from $59,000 to $2.1 million for 6 loans. At December 31, 2000, non-performing commercial real estate loans were $1.5 million for 4 loans, ranging from $59,000 to $926,000.

    Non-performing commercial loans totaled $32.2 million at September 30, 2001, and consisted of 109 loans ranging in size from $2,700 to $6.3 million. Non-performing commercial loans at December 31, 2000 totaled $17.1 million and consisted of 55 individual loans ranging in size from $3,000 to $4.5 million. The increase in non-performing commercial loans was across all industries and geographic regions. These loans and all other non-performing loans have been internally risk-rated. Earlier in 2001, total non-performing loans, especially non-accrual commercial loans, continued to increase from year-end levels. The increases were a continued progression for certain loans identified during the Bank's expanded review of its loan portfolio and risk-rating process in the fourth quarter of 2000. At June 30, 2001, total non-performing loans were $54.0 million, of which non-accrual commercial loans were $38.9 million.

    Restructured loans at September 30, 2001 decreased to $5.9 million and consisted of 8 individual loans, ranging in size from $12,000 to $1.5 million. At December 31, 2000, restructured loans totaled $10.7 million and consisted of 15 individual loans ranging in size from $59,000 to $2.7 million.

    The Company had $883,000 at September 30, 2001 of consumer loans 90 days or more past due which were accruing interest, as compared to $781,000 at December 31, 2000.

    At September 30, 2001, the loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $50.4 million of which $6.4 million related to loans with no valuation allowance because the loans have been partially written down through charge-offs and $44.0 million related to loans with a corresponding valuation allowance of $17.1 million. At December 31, 2000, comparative loan amounts and related allowances were $31.6 million and $13.6 million, respectively. The increase reflects continued progression of certain loans that were identified during the Bank's expanded review of its loan portfolio and risk-rating process in the fourth quarter of 2000. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired. The Bank will work with borrowers to restructure or modify terms of their loans if difficulties arise in repayment. If necessary, at the time of modification, the loan will be written down to the estimated amount of future cash receipts. A non-performing loan that has been modified will remain a non-performing loan until an adequate history of recovered or collected principal and interest has been established, the loan is repaid, or the related foreclosed or repossessed property is sold to satisfy the debt. Also the repayment of all future contractual principal and interest must be deemed collectible and the borrower must demonstrate the ability to sustain performance.

    At September 30, 2001, ORE totaled $478,000, which consisted of 5 single-family residential properties totaling $188,000 and 5 commercial real estate property with a book value of $290,000. At December 31, 2000, ORE totaled $323,000, which consisted of five single-family residential properties with a book value totaling $133,000 and two commercial real estate properties with a book value totaling $190,000.

     The following table summarizes activity in the Company's allowance for credit losses during the periods indicated:

                                                          Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
(Dollars in Thousands)                                   2001           2000               2001             2000
--------------------------------------------------------------------------------------------------------------------
Average gross loans outstanding                    $1,574,504     $1,802,563         $1,692,279       $1,769,659

Allowance at beginning of period                   $   55,159     $   33,936         $   59,291       $   29,134
Charge-offs:
    Commercial loans                                    1,821          8,859             15,002           12,762
    Consumer loans                                      1,856            970              4,156            2,919
    Residential real estate loans                          30             20                199              112
    Commercial real estate loans                           58             18                 58              126
-------------------------------------------------------------------------------------------------------------------
        Total loan charge-offs                          3,765          9,867             19,415           15,919
Recoveries:
    Commercial loans                                      396            225              2,031              912
    Consumer loans                                        327            213                996              821
    Residential real estate loans
    Commercial real estate loans                          238                               278
-------------------------------------------------------------------------------------------------------------------
        Total recoveries                                  961            438              3,305            1,733
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                         2,804          9,429             16,110           14,186

Provision for credit losses
    charged to expense                                  4,550         17,249             13,724           26,808
-------------------------------------------------------------------------------------------------------------------
Allowance at end of period                         $   56,905     $   41,756         $   56,905       $   41,756
===================================================================================================================

Ratio of net charge-offs to:
    Average gross loans outstanding (annualized)         0.71%          2.09%              1.27%            1.07%
Ratio of allowance to:
    Non-performing loans                               129.37%        126.23%            129.37%          126.23%
    Period-end loans outstanding                         3.74%          2.30%              3.74%            2.30%

    Net charge-offs were $2.8 million and $9.4 million for the third quarters of 2001 and 2000, respectively. Management continues to take an aggressive approach to the charge-off of problem loans and continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate to cover credit losses.


Sources of Funds
----------------

    Funding for the Company's assets is derived primarily from demand and time deposits as well as long- and short-term borrowings. The competition for core deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities decreased to $1,938.6 million for the three-month period ended September 30, 2001 from $2,102.8 million for the three-month period ended September 30, 2000. The most significant change in interest-bearing liabilities for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, was a decrease in the average balance of certificates of deposit accounts, which decreased to $848.6 million for the third quarter of 2001 from $1.1 billion for the third quarter of 2000. In the past, to sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds. With lessened demand for virtually all loan types, the Company was able to decrease higher cost funds as they mature. Certificates of deposits from a money desk decreased to an average balance of $34.8 million in the third quarter of 2001 from a $155.8 million average balance in the same quarter in 2000. However, brokered certificates of deposit remain a necessary source of asset funding. The average balance of these deposits decreased to $206.0 million for the third quarter of 2001 from $248.3 million for the third quarter of 2000. With the recent declines in interest rates, the overall cost of funds for all certificates of deposits decreased to 5.33% from 6.16% for the third quarter of 2001 to the same period in 2000. Total borrowings increased to an average balance of $274.5 million from $156.8 million for the quarter ended September 30, 2001 compared to the same quarter ended September 30, 2000. Although there was a decrease in the average rate paid on borrowings for the quarter ended September 30, 2001 to 5.02% from 6.02% for the same quarter in 2000, interest expense on these borrowings increased to $3.4 million for the third quarter of 2001 from $2.4 million for the third quarter of 2000, due to the aforementioned increase in average balance of borrowings.

Liquidity and Capital Resources
-------------------------------

    A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. Management monitors current and projected liquidity needs and responds by adjusting levels of liquidity as needed. A detailed contingency plan exists to promptly provide additional levels of liquidity as needed. With the reduction of assets during 2001, the pressure on liquidity has dropped accordingly.

    The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of investment securities, loans, and mortgage-backed securities. At September 30, 2001, the total of approved loan commitments amounted to $37.3 million. Long-term borrowings of $142.9 million are scheduled to mature in the years 2002 through 2019. Savings certificates, which are scheduled to mature during the next 12 months, totaled $666.4 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Company.

    At September 30, 2001, the Bank's Tier I leverage ratio, as defined in regulatory guidelines, was 8.21%, up from 7.62% at December 31, 2000, which exceeds the current requirements for the Bank. At September 30, 2001, the Bank's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 12.31%, up from 10.67% at December 31, 2000, which also exceeds the current requirements for the Bank. The Company continues to work to improve its risk profile and strengthen its capital ratios as is evidenced by the previously mentioned capital ratios.

    The Company's book value per common share increased to $16.51 at September 30, 2001 from $15.08 at December 31, 2000.

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

Market Prices and Related Shareholder Matters
---------------------------------------------

    The stock of the Company is listed on The Nasdaq Stock Market's National Market System under the symbol BSBN. As of September 30, 2001, the Company had 2,288 shareholders of record and 9,795,849 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                         Cash Dividends
                                      Price Range             Per Share
-----------------------------------------------------------------------
2000
-----------------------------------------------------------------------
First Quarter                  $22.98          $16.75            $0.25
Second Quarter                 $21.75          $17.50            $0.25
Third Quarter                  $23.88          $18.31            $0.25
Fourth Quarter                 $22.38          $10.98            $0.25
-----------------------------------------------------------------------
2001
-----------------------------------------------------------------------
First Quarter                  $20.16          $12.38            $0.25
Second Quarter                 $23.36          $16.63            $0.25
Third Quarter                  $27.00          $21.36            $0.25

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

     Based on the Company's latest analysis of asset/liability mix at September 30, 2001, management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 200 basis point increase in interest rates over the 12 months ended September 30, 2002 would decrease net interest income for that period by 8.14% or less and that a similar decrease in interest rates would increase net interest income by 6.05% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various monitors of interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Part II Other Information

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

Item 3 - Defaults upon Senior Securities
         -------------------------------
                  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  Not applicable

Item 5 - Other Information
         -----------------
                  Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  10.1 Employment Agreement by and among BSB Bancorp, Inc., BSB Bank & Trust Company, and Howard W. Sharp, dated as of October 22, 2001

                  10.2 Change of Control Severance Agreement by and among BSB Bancorp, Inc., BSB Bank & Trust Co., and Mark W. Louer, dated as of September 20, 2001


         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on July 25, 2001 (text of Management's Presentation for July 19, 2001 Analyst Conference
                  Call)

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2001 (announcing commencement of the Stock Repurchase Program to repurchase 500,000 shares)

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on October 22, 2001 (text of Management's Presentation for October 19, 2001 Analyst Conference Call)