Form 10-K
period 2001-12-31
BSB BANCORP INC
filed 2002-03-28
CIK 830257

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

                                    Form 10-K

        [X]        Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

                                       OR

        [_]      Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                         Commission File Number: 0-17177

                                BSB BANCORP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                         16-1327860
------------------------                           --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


58-68 Exchange Street, Binghamton, New York               13901
-------------------------------------------          ----------------
 (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (607) 779-2406 Securities registered pursuant to Section 12(b) of the Act: Not applicable
 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                             ------------
($0.01 par value per share)
 -------------------------
     Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 5, 2002, the aggregate value of the 9,658,467 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 680,453 shares held by all affiliates of the Registrant, was approximately $242,226,817. This figure is based on the closing sales price of $26.98 per share of the Registrant's Common Stock on March 5, 2002. For purposes of this calculation, the shares held by directors and executive officers of the registrant have been excluded because such persons may be deemed to be affiliates. This reference to affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 5, 2002 - 9,658,467
                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.
      (2) Portions of the Definitive Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Report for the Registrant's Annual Meeting of Shareholders to be held on April 29, 2002 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

                                TABLE OF CONTENTS

                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001
                                BSB BANCORP, INC.



                                                                                                              Page
                                                                                                              ----

PART I
     Item 1.            Business                                                                                 1
     Item 2.            Properties                                                                              20
     Item 3.            Legal Proceedings                                                                       21
     Item 4.            Submission of Matters to a Vote of Security Holders                                     21

PART II
     Item 5.            Market for the Registrants Common Equity and Related Stockholder Matters                21
     Item 6.            Selected Financial Data                                                                 21
     Item 7.            Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                          21
     Item 7A.           Quantitative and Qualitative Disclosures About Market Risk                              21
     Item 8.            Financial Statements and Supplementary Data                                             21
     Item 9.            Changes In and Disagreements with Accountants
                            on Accounting and Financial Disclosure                                              21

PART III
     Item 10.           Directors and Executive Officers of the Registrant                                      21
     Item 11.           Executive Compensation                                                                  21
     Item 12.           Security Ownership of Certain Beneficial Owners and Management                          21
     Item 13.           Certain Relationships and Related Transactions                                          22

PART  IV
     Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K                      22-25
                        Exhibit Index                                                                           27

PART I

ITEM 1.    BUSINESS

GENERAL

BSB Bancorp, Inc.

     BSB Bancorp, Inc. (the "Company") is the Delaware-chartered bank holding company for BSB Bank & Trust Company ("BSB Bank & Trust" or the "Bank"). The Company owns 100% of the issued and outstanding common stock, $1.00 par value, of the Bank, which is the primary asset of the Company. The business of the Company is the business of the Bank, which is the Company's sole segment. The Company's and the Bank's principal executive offices are located at 58-68 Exchange Street, Binghamton, New York 13901, telephone (607) 779-2406.

     The Company, as a bank holding company, is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and the State of New York Banking Department ("Banking Department"). Unless the context otherwise requires, all references to the Company herein are intended to include the activities of the Bank.

BSB Bank & Trust Company

     The Bank is headquartered in Binghamton, New York and at December 31, 2001 conducted business in Broome, Chemung, Chenango, Onondaga and Tioga Counties and adjacent areas of New York State. In May 2001, the Bank sold its Oswego supermarket branch office including approximately $4.3 million of deposit liabilities. In November the Bank announced that it would sell its credit card portfolio to American Express Company. The portfolio has approximately 7,000 consumer and business accounts and receivables of approximately $11.2 million. The sale is expected to close during the first quarter of 2002. At year end 2001, BSB Bank & Trust served its customers from 22 full-service banking offices with 29 branch-based automatic teller machines (MachineTeller(R)) and 26 off-premise automatic teller machines. The Bank also served its customers at 12 proprietary banking service locations (StoreTeller(R)) situated in a large area supermarket chain.

     The primary market area of the Bank is Broome, Chemung, Chenango, Onondaga and Tioga Counties, with a combined population of 853,127 according to the 2000 United States Census. The Bank is the leader in total deposits in Broome County. Over the past decade, BSB Bank & Trust has grown from a traditional thrift institution to a diversified financial service organization providing a broad range of deposit and loan products to area businesses and consumers. The Bank is a major provider of banking services to consumers and the business community, as well as offering banking services to school districts and cooperative education centers, cities, towns, villages and numerous municipal agencies. It is also active in indirect automobile financing.

LENDING ACTIVITIES

Loan Portfolio Composition

     One of the Bank's objectives during 2001 was to restructure its asset mix and, as part of the process of achieving this objective, reduce the size of the commercial and industrial ("C&I") portfolio. The goal of this restructuring is improved asset quality and more sustainable earnings over time. The decline in the amount of total loans had the additional benefit of allowing the Bank to reduce higher cost wholesale funding.

     BSB Bank & Trust's portfolio of loans totaled $1.5 billion at December 31, 2001, representing 71.3% of the Bank's total assets at that date, compared to $1.8 billion and 78.7% of the Bank's total assets at December 31, 2000. Commercial loans continued to comprise a significant portion of the loan portfolio, at $736.4 million, or 50.1% of all loans at December 31, 2001 and $997.1 million, or 54.8% of all loans at December 31, 2000. These loans, being generally tied to the Company's Prime Rate, tend to increase the interest rate sensitivity of the loan portfolio. The consumer loan share of the portfolio increased from 24.0% of all loans at December 31, 2000 to 25.7% or $378.3 million at December 31, 2001. Originations of all consumer loans were $161.1 million for 2001, compared to $183.2 million for 2000. Strong competition from captive finance companies has tempered originations, with total originations for indirect used autos reduced to $51.5 million for 2001 compared to $57.8 million for 2000. Indirect new auto loan originations decreased from 2000 originations of $18.2 million to $15.1 million in 2001. Contributing to lower levels of auto loans originated, was an increased focus on higher quality applications accepted. As a comparison, the overall FICO scores of indirect loans originated in the fourth quarter of 2001 was 741 compared to 691 for the same period of 2000. This should lead to decreased charge-offs in future periods. The combined portfolio of originating consumer loans has decreased the balance of the indirect new and used auto loan portfolios to $171.2 million at December 31, 2001 from $210.6 million at December 31, 2000. The direct consumer loan portfolio has decreased from $77.8 million at December 31, 2000 to $72.2 million at December 31, 2001. The balance of mobile home loans decreased to $63.8 million at December 31, 2001 from $72.6 million at December 31, 2000.

     It is the Bank's intention to retain more residential and commercial real estate loans in its portfolio. As rates continued to decline during the year, the Bank considered it prudent to sell its longest term residential loans while maintaining its shorter term fixed- and variable-rate loans. In this strategy, real estate loans increased to 24.16% of the loan portfolio at December 31, 2001 from 21.22% at December 31, 2000. This increase in the percent of real estate loans to total loans is consistent with the Bank's overall strategy to obtain a better mix of loans and reduce the high concentration of commercial and industrial loans. The total amount of real estate loans declined from $386.3 million at December 31, 2000 to $355.1 million at December 31, 2001. As interest rates start to rise, it is expected a larger portion of residential, fixed-rate loans will be retained in the Bank's portfolio.

     The following table sets forth the composition of the Bank's loan portfolio by loan type as of the dates indicated.




                                                                 December 31,
------------------------------------------------------------------------------------------------------------------------
                                       2001                 2000                1999              1998             1997
(Dollars in Thousands)            Amount   Percent    Amount  Percent      Amount Percent      Amount Percent     Amount
------------------------------------------------------------------------------------------------------------------------
Commercial                    $  736,382   50.10% $  997,082   54.78% $  904,632   52.53% $  802,474  50.86%  $  677,238
Consumer:
 Student                           1,251    0.09%      1,504    0.08%      1,665    0.10%      2,393   0.15%       4,071
 Personal direct                  72,152    4.91%     77,845    4.28%     82,579    4.79%     80,069   5.07%      67,244
 Personal indirect-used auto     131,656    8.96%    159,989    8.79%    182,844   10.62%    156,606   9.92%     114,249
 Personal indirect-new auto       39,565    2.69%     50,650    2.78%     59,354    3.45%     51,746   3.28%      49,475
 Personal indirect-mobile homes   63,750    4.34%     72,631    3.99%     66,814    3.87%     54,867   3.48%      45,506
 Personal indirect-others         19,827    1.35%     24,092    1.32%     27,039    1.57%     18,715   1.19%       8,864
 Savings account                      32    0.00%         43    0.00%        114    0.01%        153   0.01%         229
 Overdraft checking                  497    0.03%        537    0.03%        580    0.03%      1,231   0.08%       1,277
 Business line of credit           2,926    0.20%      2,306    0.13%      1,612    0.09%        956   0.06%       1,025
 Home equity                      32,242    2.19%     32,930    1.81%     32,125    1.87%     31,738   2.01%      34,081
 Debit card                        2,983    0.20%      2,946    0.16%      2,662    0.15%      1,814   0.11%       1,278
 Credit card                      11,412    0.78%     11,429    0.63%     10,598    0.62%     10,499   0.67%      10,255
------------------------------------------------------------------------------------------------------------------------
     Total consumer loans        378,293   25.74%    436,902   24.00%    467,986   27.17%    410,787  26.03%     337,554
------------------------------------------------------------------------------------------------------------------------
Real estate:
 Fixed-rate:
     Residential                 145,186    9.88%    126,309    6.94%     96,446    5.60%    100,959   6.40%     101,656
     FHA & VA                      2,765    0.19%      3,986    0.22%      5,509    0.32%      7,910   0.50%      10,390
     Commercial                   18,432    1.25%     10,278    0.56%     11,516    0.67%      5,614   0.36%       6,845
     Commercial FHA                  170    0.01%        179    0.01%        186    0.01%        194   0.01%         202
------------------------------------------------------------------------------------------------------------------------
     Total fixed-rate            166,553   11.33%    140,752    7.73%    113,657    6.60%    114,677   7.27%     119,093
------------------------------------------------------------------------------------------------------------------------
 Adjustable-rate:
     Residential                  72,304    4.92%     88,700    4.87%     74,481    4.32%     87,644   5.55%     119,115
     Commercial                  116,263    7.91%    156,831    8.62%    161,496    9.38%    162,327  10.29%     167,352
------------------------------------------------------------------------------------------------------------------------
     Total adjustable-rate       188,567   12.83%    245,531   13.49%    235,977   13.70%    249,971  15.84%     286,467
------------------------------------------------------------------------------------------------------------------------
     Total real estate loans     355,120   24.16%    386,283   21.22%    349,634   20.30%    364,648  23.11%     405,560
------------------------------------------------------------------------------------------------------------------------
                              $1,469,795  100.00% $1,820,267  100.00% $1,722,252  100.00% $1,577,909 100.00%  $1,420,352
========================================================================================================================

     The following table sets forth scheduled contractual amortization of loans in the Bank's portfolio at December 31, 2001. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed- and adjustable-interest rates.




                                          Residential       Commercial     Commercial
                                          Real Estate      Real Estate       Business      Consumer
(Dollars in Thousands)                          Loans            Loans          Loans         Loans           Total
-------------------------------------------------------------------------------------------------------------------
Amounts due:
    Within one year                          $ 10,661        $  12,064       $410,949      $101,923      $  535,597
    After one year through five years          46,964           50,836        284,735       177,867         560,402
    Beyond five years                         162,630           71,965         40,698        98,503         373,796
-------------------------------------------------------------------------------------------------------------------
       Total                                 $220,255        $ 134,865       $736,382      $378,293      $1,469,795
===================================================================================================================

Amounts due after one year:
    Fixed                                    $140,689        $  18,457       $187,107      $244,426      $  590,679
===================================================================================================================
    Adjustable                               $ 68,905        $ 104,344       $138,326      $ 31,944      $  343,519
===================================================================================================================

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

Origination, Securitization and Sale of Loans

The following table shows the loans originated, securitized, sold and repaid during the periods indicated.



                                                                                Years Ended December 31,
(Dollars in Thousands)                                                      2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Gross loans receivable at beginning of period                         $1,820,361       $1,724,337        $1,594,715
Mortgage loan originations:
    Conventional
       One- to four-family dwellings:
       Fixed-rate                                                         82,009           45,964           112,024
       Adjustable-rate                                                     7,080           26,531             4,822
    Commercial real estate                                                21,643           20,708            46,640
    FHA/VA                                                                 1,552            3,432             1,588
-------------------------------------------------------------------------------------------------------------------
          Total mortgage loans originated                                112,284           96,635           165,074
-------------------------------------------------------------------------------------------------------------------

Commercial loan originations                                             137,009          262,932           285,999

Consumer loan originations:
    Student loans                                                          2,824            3,351             3,221
    Personal-direct loans                                                 31,820           30,232            38,206
    Personal-indirect-used auto loans                                     51,452           57,786           102,798
    Personal-indirect-new auto loans                                      15,115           18,181            33,277
    Personal-indirect-mobile home loans                                    3,141           15,574            22,431
    Personal-indirect-other loans                                          2,494            3,265            15,352
    Savings account loans                                                                                        18
    Business line of credit loans                                          3,638            3,723             4,144
    Overdraft checking                                                     1,678            1,851             1,857
    Debit card                                                             7,988            7,623             5,887
    Equity lines of credit                                                17,035           17,986            15,567
    Credit card                                                           23,953           23,667            19,571
-------------------------------------------------------------------------------------------------------------------
      Total consumer loans originated                                    161,138          183,239           262,329
-------------------------------------------------------------------------------------------------------------------
         Total loans originated                                          410,431          542,806           713,402
-------------------------------------------------------------------------------------------------------------------

Commercial loan-credit advances                                          901,638        1,099,072         1,048,761
Principal repayments                                                   1,620,403        1,532,484         1,517,802
Loan sales:
    Student loans                                                          3,076            3,512             3,056
    Residential mortgages                                                 29,296            9,858           111,683
-------------------------------------------------------------------------------------------------------------------
       Total loan sales                                                   32,372           13,370           114,739
-------------------------------------------------------------------------------------------------------------------
          Net loan activity                                             (340,706)          96,024           129,622
-------------------------------------------------------------------------------------------------------------------
Gross loans receivable and loans held for sale at end of period        1,479,655        1,820,361         1,724,337
Loans held for sale                                                       (9,860)             (94)           (2,085)
-------------------------------------------------------------------------------------------------------------------
Gross loans receivable at the end of the period                        1,469,795        1,820,267         1,722,252
Allowance for loan losses                                                (58,829)         (59,291)          (29,134)
Net deferred costs                                                           802              844               636
-------------------------------------------------------------------------------------------------------------------
Net loans receivable at the end of period                             $1,411,768       $1,761,820        $1,693,754
===================================================================================================================

Commercial Lending

     The commercial loan portfolio is a significant part of the Bank's asset base. As of December 31, 2001, commercial loans amounted to $736.4 million, or 50.1% of the Bank's total loans as compared with $997.1 million, or 54.8% as of December 31, 2000. Under New York law, the Bank generally may not lend to any one entity more than 15% of the Bank's capital stock, surplus and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank's capital stock, surplus and undivided profits, provided that the loan is collateralized to the extent that such loan is between 15% and 25% of the Bank's capital stock, surplus and undivided profits. The Bank's policy, however, restricts loans to any borrower and related entities to 15% of shareholders' equity. Loan relationships approaching 15% of the Bank's shareholders' equity generally require diversification in both repayment source and collateral. At December 31, 2001, 10 loan relationships had outstanding loans and commitments exceeding 10% of shareholders' equity compared to 10 at December 31, 2000. There were 1 and no loan relationships with outstanding loans and commitments exceeding 15% of shareholders' equity at December 31, 2001 or 2000. The Bank offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Bank than most other types of lending. See "Loan Underwriting Policies".

     At December 31, 2001, there were $299.2 million in commitments outstanding and the portfolio consisted of loans with an average outstanding balance of $272,000. Management continues to review commercial loan applications from companies with a strong financial base and strong credit history. Commercial loan originations amounted to $262.9 million, or 48.4% of total loans originated in 2000 compared to $137.0 million, or 33.4% of total loans originated in 2001. Total loan commitments to the 10 largest lending relationships ranged from $16.5 million to $24.5 million at December 31, 2001. Outstanding loan balances for these 10 relationships, ranging from $0.6 million to $24.5 million, are made up of 57 individual loans. Each of these loans has varied sources of repayment and collateral. The Bank continually reviews all larger group credits.

     The commercial loan portfolio is diversified by industry, type and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 62% of the Bank's commercial loans bear floating interest rates tied to the Bank's prime rate ("Prime Rate"). The average yield on the commercial loan portfolio was 8.47% in 2001 and 9.89% in 2000. The Bank's average Prime Rate was 6.91% in 2001 and 9.24% in 2000. Commercial loans are made on both a collateralized and uncollateralized basis and include collateralized lines of credit. Although most have shorter terms, the maximum term of a non-real estate collateralized commercial loan is ten years. The largest single extension of credit at December 31, 2001 was in the amount of $24.5 million and, as of that date, the largest single loan outstanding was $12.0 million on that credit. As of December 31, 2001, the Bank had 19 other relationships with outstanding loans and relationships exceeding $10.0 million. The Bank monitors commercial loan and commercial real estate industry stratifications at least twice a year and continues to require diversity throughout its commercial loan and commercial real estate portfolios. At December 31, 2001, finance/insurance/real estate was 27.3% of the portfolio. At that same date, the service industry was 24.7% of the portfolio, the manufacturing industry made up 19.5% of the portfolio, loans to retail businesses stood at 10.7% and loans to wholesale trade businesses at 8.1% rounded the top five. Geographic concentrations are also reviewed at the same time as industry concentrations. Approximately 67.2% of commercial loans are located in the Bank's primary market area of Broome, Chemung, Chenango, Onondaga and Tioga Counties. Of the remaining 32.8%, 25.4% are spread through other counties of New York State and 7.4% in other states.

     In addition to the various types of lending services, the Bank also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll and direct deposit to employees' accounts.

Consumer Lending

     The Bank engages in a variety of consumer lending activities. As of December 31, 2001, a total of $378.3 million of consumer loans was outstanding as compared to $436.9 million and $468.0 million at December 31, 2000 and 1999, respectively. As seen in the table on page 2, the majority of the consumer loans is comprised of $328.2 million in personal loans (which includes indirect loans and savings account loans), $32.2 million in home equity loans and $17.8 million in credit and debit card loans. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy and by adverse economic conditions.

     Of the $328.2 million in personal loans outstanding at December 31, 2001, $73.4 million or 22.4% represented the Bank's portfolio of direct consumer loans originated by the Bank's lending staff. The remaining $254.8 million or 77.6% represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, automobile and other retail dealers. Indirect originations in 2001 totaled $72.2 million or 44.8% of all consumer loan originations. Of these indirect originations, used auto loans was the largest source at $51.5 million. The largest decline in consumer loan originations from 2000 to 2001 was in mobile homes originated through service companies as the Bank elected to decrease this line of business. All personal loans originated for the Bank are advanced at fixed-interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

     The Bank continues to originate indirect consumer loans, though at a slower pace than in prior years. These loans tend to earn some of the highest yields of Bank assets, but also tend to have a higher risk associated with them. Going forward, the Bank will originate these loans with the emphasis on controlling charge-offs and maintaining the profitability of this product line. In 2001, the Bank originated $72.2 million of indirect consumer loan contracts compared with $94.8 million of such consumer loans in 2000.

      Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years, and are generally collateralized by the borrower's primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed 75%. As of December 31, 2001, the outstanding balance of total home equity lines of credit was $32.2 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

     In November the Bank announced that it would sell its credit card portfolio to American Express Company. The portfolio has approximately 7,000 consumer and business accounts and receivables of approximately $11.2 million. The sale is expected to close during the first quarter of 2002.

     Consumer lending, with its short-term characteristics, contributes to the improvement of the Bank's overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

Residential Real Estate Lending

     The Bank historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 2001, $220.3 million, or 15.0% of the Bank's total loan portfolio consisted of residential mortgage loans. In 2001 and 2000, residential mortgage loan originations amounted to $90.6 million and $75.9 million, respectively, which represented approximately 22.1% and 14.0%, respectively, of the Bank's total loan originations.

     The general decline in interest rates during 2001 to their current low levels caused consumer preference changes. Loans were originated or refinanced at lower fixed-rates as consumers looked to lock in the attractive financing rates. As such, $83.6 million of fixed-rate residential loans were originated compared to $49.4 million during 2000. Conversely, only $7.1 million of adjustable-rate mortgages were originated compared to $26.5 million during 2000. The Bank's decision was to hold only the fixed-rate mortgages originated for less than 30 years and the adjustable-rate mortgages. This resulted in greater residential mortgage sales for 2001 compared to 2000. As interest rates rise, it is expected more residential loans will be kept in the Bank's portfolio.

     In years prior to 2000, the Bank sold large portions of the residential mortgage loans originated and retained the servicing of these loans. In 2001, $29.3 million of the $90.6 million originated were sold. This compares to sales of $9.9 million in 2000 to originations of $75.9 million. The Bank has the ability, and currently intends, to retain more of its residential mortgage loan originations, as it reduces the balance of its commercial loan portfolio to provide a better mix of assets. The serviced mortgage loan portfolio, a source of non-interest income, decreased from $516.7 million at December 31, 2000 to $460.9 million at December 31, 2001 as loan sales continued to be far less than the $111.7 million sold in 1999.

Commercial Real Estate Lending

     The Bank originated $21.6 million in commercial real estate loans in 2001 compared to $20.7 million in 2000 and $46.6 million in 1999. At December 31, 2001, the Bank had $134.9 million of commercial real estate loans outstanding, representing approximately 9.2% of the Bank's total loan portfolio. Adjustable-rate commercial real estate loans, with rates adjusting every one, three, or five years, represent 7.91% of the total loan portfolio at December 31, 2001.

     The commercial real estate loans offered by the Bank are being underwritten with terms of up to 25 years. In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. The weighted average yield on commercial real estate adjustable-rate loans for 2001 was 8.49% and 8.66% in 2000. The largest single commercial real estate loan advanced during 2001 was $8.3 million.

Non-performing Loans and Other Real Estate Owned ("ORE")

     The following table sets forth information regarding non-accrual (non-performing) loans, accruing loans which are 90 days or more overdue and other real estate owned held by the Bank at December 31of the year indicated:



(Dollars in Thousands)                                      2001         2000        1999        1998       1997
------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans                                     $42,424      $17,104     $ 1,852     $ 5,326    $ 8,489
    Residential real estate loans                            882        2,071       2,161       2,813      2,400
    Commercial real estate loans                           4,235        1,522          53       1,730      2,305
Consumer accruing loans with principal
    or interest payments 90 days overdue                     879          781         945         818        557
Loans which are "troubled debt restructurings"
    as defined in Statement of Financial
    Accounting Standards ("SFAS") No. 15
    "Accounting by Debtors and Creditors for
    Troubled Debt Restructurings"                         12,255       10,660       6,596       6,406      3,142
------------------------------------------------------------------------------------------------------------------
    Total non-performing loans                            60,675       32,138      11,607      17,093     16,893
------------------------------------------------------------------------------------------------------------------
Real estate acquired in settlement of loans
    at lower of cost or fair value                           710          323         910       3,021      3,735
------------------------------------------------------------------------------------------------------------------

    Total non-performing assets                          $61,385      $32,461     $12,517     $20,114    $20,628
==================================================================================================================

Total non-performing assets to total assets                 2.98%        1.40%       0.56%       0.94%      1.14%
==================================================================================================================


    During 2001, 2000, 1999, 1998 and 1997, approximately $2.5 million, $1.8 million, $806,000, $783,000 and $768,000 of additional interest income would have been recorded on loans accounted for on a non-accrual basis as of the end of each period if such loans had been current. These amounts were not included in the Bank's interest and dividend income for the respective periods.

     During 2001, 2000, 1999, 1998 and 1997, $2.1 million, $1.3 million,
$119,000, $567,000 and $682,000 respectively, of interest income on non-accrual loans were recognized during the periods.

     Total non-performing loans and other real estate owned increased to $61.4 million, or 2.98% of total assets at December 31, 2001, compared to $32.5 million, or 1.40% of total assets at December 31, 2000 as loans that were shown as 30 to 89 days past due proceeded into non-performing status. Loans 30 to 89 days past due declined from $66.5 million at December 31, 2000 to $18.1 million at December 31, 2001.

     For many years the loan growth rate at BSB, particularly in commercial and industrial ("C&I") loans was significantly higher than the growth rate of economic activity in its core markets in Central New York. The Bank's present strategy is to change the mix of loans in its portfolio. These changes will continue to include aggressive reduction of C&I loans as well as the more volatile and high-cost deposits that have funded them. The second step involved the implementation of a new risk management process. The Bank hired a Senior Vice President-Risk Management in the first quarter of 2001, and established a seperate commercial credit administration department. This group, staffed by senior loan officers, is charged with managing the Bank's non-performing loans and certain other loans. Various strategies are being pursued to maximize the value of these credits. These strategies have included the sale of certain loans and the workout of other loans to obtain the best financial results for the Bank. The new credit administration department is separate and distinct from the Bank's ongoing lending operation, both administratively and physically. The segregation of the non-performing loans will allow the Bank to monitor and report better on the performance of its core lending operations. Similarly, senior management will work with other departments to identify potential risks in the lines of business they are handling and to develop procedures geared toward limiting those risks.

     At December 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $46.9 million with a valuation allowance aggregating $18.4 million. For the twelve months ended December 31, 2001, the average recorded investment in impaired loans was approximately $53.5 million. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired. The Bank will work with borrowers to restructure or modify terms of their loans if difficulties arise in repayment. If necessary, at the time of modification, the loan will be written down to the estimated amount of future cash receipts. A non-performing loan that has been modified will remain a non-performing loan until an adequate history of recovered or collected principal and interest has been established, the loan is repaid, or related foreclosed or repossessed property is sold to satisfy the debt. Also the repayment of all future contractual principal and interest must be deemed collectible and the borrower must demonstrate the ability to sustain performance. At December 31, 2001, the Bank had $12.3 million of restructured commercial loans included in non-accrual status. At December 31, 2000, the Bank had $10.7 million of restructured commercial loans in non-accrual status.

    At December 31, 2001, non-performing residential real estate loans totaled $882,000. At December 31, 2000, non-performing residential real estate loans totaled $2.1 million. Loan loss reserves have been established that are deemed adequate by management.

    At December 31, 2000, non-performing commercial real estate loans totaled $1.5 million. At December 31, 2001, non-performing commercial real estate loans increased to $4.2 million. This increase resulted primarily from two relationships of $2.1 million and $1.2 million, respectively, with two customers in the Western Tier New York region.

     Non-performing commercial loans at December 31, 2000 totaled $17.1 million. At December 31, 2001, non-performing commercial loans increased to $42.4 million and consisted of 157 individual loans ranging in size from less than $1,000 to $4.5 million. The increase from December 31, 2000 to December 31, 2001 was due partly to the anticipated migration of certain loans that were delinquent 30 to 89 days at December 31, 2000 into non-performing status. The delinquent loan balances declined from $66.5 million at December 31, 2000 to $18.1 million at December 31, 2001. Additional factors contributing to the increase in non-performing loans were two loans totaling $10.7 million. One loan, of approximately $4.4 million, became current shortly after December 31, 2001. An additional loan of approximately $6.3 million, was restructured late in the fourth quarter of 2001. This loan is currently paying as agreed under the terms of the restructuring agreement. Management will review the status of this credit in 2002 to determine future eligibility for a more favorable classification. The increase in non-performing commercial loans was across all industries and geographic regions. These loans and all other non-performing loans have been internally risk-rated.

     Loans that are still accruing but are 30 to 89 days past due decreased $48.4 million at December 31, 2000 to $18.1 million at December 31, 2001. All loans in this category are risk-weighted to determine the adequacy of the allowance for loan losses. See further discussion in "Allowance for Loan Losses".

    At December 31, 2001, ORE, which is defined to include property acquired by foreclosure or by deed in lieu of foreclosure, totaled $710,000 and consisted of four single-family residential properties with a book value totaling $122,000 and four commercial real estate properties with a book value totaling $588,000. At December 31, 2000, ORE totaled $323,000, which consisted of five single-family residential properties with a book value totaling $133,000 and two local commercial real estate properties with a book value totaling $190,000.

    During 2001, 17 single-family residential properties with a book value totaling $493,000 were sold, and 16 single-family residential properties with a book value of $521,000 were added to the ORE portfolio from 2000. In 2001, no residential real estate ORE properties were written down.

     During 2001, one commercial real estate property with a book value totaling $59,000 was sold, eight commercial real estate properties with a book value totaling $4.1 million were charged-off and two commercial real estate properties valued at $1.1 million were partially charged off. In addition, three commercial real estate properties with a book value totaling $590,000 were added to the portfolio and two commercial real estate ORE properties were written down by $7,000 in 2001. All real estate carried in the Company's ORE portfolio is supported by recent independent appraisals.

     At December 31, 2001, the Bank also had repossessed assets other than ORE of $1.3 million. These assets include automobiles and mobile homes that have been repossessed and await sale. All of these assets have been written down to realizable value. These assets totaled $1.5 million at December 31, 2000 and December 31, 1999.

Allowance for Loan Losses

     Management reviews the adequacy of the allowance for loan losses at least quarterly. The adequacy of the allowance is assessed by applying projected loss ratios to the risk-ratings (i.e. "classification") of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various "classifications" and concentrations of loans, transfer risks and other pertinent factors.

     The allowance for loan losses reflects management's best estimate of probable loan losses at December 31, 2001. A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Loans not deemed impaired continue to be classified to their risk-rating and general reserves are maintained accordingly. The following table summarizes activity in the Bank's allowance for loan losses during the periods indicated. Management considers the allowance for loan losses (reserves) of $58.8 million at December 31, 2001 adequate to cover probable loan losses.



                                                                        Years Ended December 31,
(Dollars in Thousands)                                2001          2000         1999          1998         1997
-------------------------------------------------------------------------------------------------------------------
Average total loans outstanding                 $1,640,447    $1,780,105   $1,699,850    $1,507,493   $1,313,576

Allowance at beginning of period                   $59,291       $29,134      $25,030       $21,768      $19,168

Charge-offs:
    Commercial loans                                16,688        21,058       11,635         6,389        5,314
    Consumer loans                                   6,657         4,272        5,110         3,280        2,244
    Residential real estate loans                      228           151          267           238          175
    Commercial real estate loans                        58           110          381         1,083        2,718
-------------------------------------------------------------------------------------------------------------------
       Total loans charged-off                      23,631        25,591       17,393        10,990       10,451
Recoveries:
    Commercial loans                                 3,459           836        1,173           456        1,348
    Consumer loans                                   1,340         1,030        1,087           785          588
    Residential real estate loans                                                  83             9            2
    Commercial real estate loans                       146           161           17            71          299
-------------------------------------------------------------------------------------------------------------------
       Total recoveries                              4,945         2,027        2,360         1,321        2,237
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                     18,686        23,564       15,033         9,669        8,214
-------------------------------------------------------------------------------------------------------------------
Provision for loan losses charged to
    operating expenses                              18,224        53,721       19,137        12,931       10,814
-------------------------------------------------------------------------------------------------------------------
 Allowance at end of period                        $58,829       $59,291      $29,134       $25,030      $21,768
===================================================================================================================

Ratio of net charge-offs to:
    Average total loans outstanding                  1.14%          1.32%        0.88%         0.64%        0.63%
Ratio of allowance to:
    Non-performing loans                            96.96%        184.49%      251.00%       146.43%      128.86%
    Year-end total loans outstanding                 4.00%          3.26%        1.69%         1.59%        1.53%




    The provision for loan losses was $18.2 million in 2001 and $53.7 million in 2000. The allowance for loan losses decreased to $58.8 million, or 4.00% of total loans at December 31, 2001, from $59.3 million, or 3.26% at year-end 2000 to reflect the reserves necessary to cover probable losses in the loan portfolios based on current adverse conditions within the economy and the current risk-weighting of the individual loans in the commercial portfolio. Net charge-offs in 2001 amounted to $18.7 million, or 1.14% of average total loans outstanding, compared to $23.6 million, or 1.32% in 2000. Non-performing loans at December 31, 2001 were $60.7 million, or 4.13% of total loans outstanding as compared to $32.1 million, or 1.77% at December 31, 2000.

     The following table indicates the allowance for loan losses by the following categories of loans for the following periods:



                                                      Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                        2001                 2000                 1999               1998                1997
-------------------------------------------------------------------------------------------------------------------
                  Amount     % (1)    Amount      % (1)     Amount    % (1)     Amount    % (1)     Amount    % (1)
-------------------------------------------------------------------------------------------------------------------
Real Estate:
   Commercial    $ 2,905     9.18%  $  2,817      9.19%   $  2,329    10.06%  $  2,873    10.66%  $  3,946   12.28%
   Residential       644    14.98%       272     12.03%        240    10.24        444    12.45        268   16.27
Commercial        48,487    50.10%    48,616     54.78%     21,446    52.53     17,270    50.86     14,886   47.68
Consumer           6,793    25.74%     7,586     24.00%      5,119    27.17      4,443    26.03      2,668   23.77
-------------------------------------------------------------------------------------------------------------------
                 $58,829   100.00%   $59,291    100.00%    $29,134   100.00%   $25,030   100.00%   $21,768  100.00%
===================================================================================================================

(1) Percent of loans in each category to total loans at the dates indicated.

INVESTMENT ACTIVITIES

     The objectives of the Bank's investment portfolio are multifold and include: (a) to generate a source of liquidity or absorb liquidity as loan demand fluctuates, (b) establish a medium to implement interest-rate risk management strategies as needed, (c) provide regulatory and operational liquidity to conduct day to day business activities of the Bank, (d) inject high credit quality assets into the balance sheet and (e) generate a favorable return on investments without undue compromise of other objectives.

     As of December 31, 2001, the Bank's investment securities portfolio of $516.5 million constituted 25.1% of its total assets. Such securities consist of United States Treasury securities, United States Government agency securities, mortgage-backed securities, collateralized mortgage obligations ("CMO"), obligations of state and local governments and corporate debt and equity securities.

     Collateralized mortgage obligations consist of pools of mortgages. Interest, principal amortization and prepayments are directed in a predetermined order ("traunches"), as received, until each class is paid off. The vast majority of CMOs purchased by the Bank are issued by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank owns and occasionally buys private issuer CMOs. The Bank purchases mostly senior traunches that have been rated in the top two categories by major rating services such as Moody's and Standard and Poor's. The Bank performs tests on CMOs at the time of purchase to determine that the issues being considered for purchase fall within the risk parameters established by the Bank's investment policy.

      The Bank also purchases and sells mortgage participation certificates that consist primarily of certificates issued by FNMA and the FHLMC. The Bank's portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association ("GNMA"). At December 31, 2001, the Bank's gross mortgage-backed securities portfolio of $385.4 million included $148.4 million of CMOs, $15.2 million in GNMA securities and $221.8 million in participation certificates.

     There is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans at any time. This option can affect the returns the Bank anticipates earning by investing in these securities. When interest rates fall as they did during 1997 and 1998 and again in 2001, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities, thereby reducing the period of time the Bank will receive the anticipated higher rate of return.

     Market values are also affected by the borrowers option to prepay. In falling rate environments, the possibility of prepayment increases as borrowers refinance the underlying loans in order to receive a lower rate of interest. This factor limits the degree to which mortgage-backed securities appreciate. When interest rates rise the probability of the underlying mortgages refinancing decreases; this extends the average time during which a lower rate will be received and decreases the value of the security. The majority of the Bank's investments are carried as available for sale and, therefore, fluctuations in the book equity of the Bank can occur as changes in market value arise. These changes in market value can come about with changes in general interest rates.

     The following table sets forth the carrying value of the Bank's gross mortgage-backed securities portfolio as of the dates indicated (also, see Note 2 of the Consolidated Financial Statements included in the 2001 Annual Report to Shareholders):



                                                                         December 31,
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                             2001             2000            1999           1998        1997
-------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations            $148,365         $100,615        $111,613       $110,300     $57,988
GNMA securities                                  15,212           18,749           9,591         10,228       1,204
Participation certificates                      221,802           51,552          44,628         51,033      27,453
-------------------------------------------------------------------------------------------------------------------
                                                385,379          170,916         165,832        171,561      86,645
-------------------------------------------------------------------------------------------------------------------
Net premiums and (discounts)                      2,794              951             844            486        (253)
Unrealized appreciation (depreciation)            1,523           (1,453)         (6,931)           375      (1,265)
-------------------------------------------------------------------------------------------------------------------
                                               $389,696 (1)     $170,414        $159,745       $172,422     $85,127
===================================================================================================================

(1) The carrying value of mortgage-backed securities at December 31, 2001 includes approximately $327.1 million pledged under various agreements, principally lines of credit and Municipal Option Put Securities.

     The U.S. Government Agency Obligations in the Bank's investment portfolio consist primarily of securities callable by the issuing agencies with calls ranging out to four years. The call features limit the appreciation potential of the securities as the probability of them being called on the call date rises as interest rates decline.

The following table shows the Bank's activity in mortgage-backed securities during the years indicated:

                                                                                         December 31,
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                      2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at beginning of year (gross)                 $170,916         $165,832          $171,561
    Purchases:
      GNMA securities                                                                      10,000
      Collateralized mortgage obligations                                 75,521                             33,540
      Participation certificates                                         198,138           11,147
-------------------------------------------------------------------------------------------------------------------
        Total purchases                                                  273,659           21,147            33,540
    Sales:
      Collateralized mortgage obligations                                  1,788               58            10,101
      Participation certificates                                          10,046                                177
-------------------------------------------------------------------------------------------------------------------
        Total sales                                                       11,834               58            10,278
    Principal repayments:
      GNMA securities                                                      3,537              842               637
      Collateralized mortgage obligations                                 25,982           10,939            23,420
      Participation certificates                                          17,843            4,224             4,934
-------------------------------------------------------------------------------------------------------------------
        Total principal repayments                                        47,362           16,005            28,991
-------------------------------------------------------------------------------------------------------------------
        Net change in principal                                          214,463            5,084            (5,729)
-------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities at end of year (gross)                        385,379          170,916           165,832
-------------------------------------------------------------------------------------------------------------------
      Net premiums                                                         2,794              951               844
      Unrealized appreciation (depreciation)                               1,523           (1,453)           (6,931)
-------------------------------------------------------------------------------------------------------------------
         Net mortgage-backed securities at end of year                  $389,696         $170,414          $159,745
===================================================================================================================

     The following table presents the maturities of and the weighted average yield on the Bank's investment portfolio at December 31, 2001. At this date, the Bank had no securities which exceeded 10% of stockholders' equity. No tax equivalent adjustments have been made.



                                 In One Year      After One Year        After Five Years
Maturing                           or less      Through Five Years     Through Ten Years   After Ten Years       Total
--------------------------------------------------------------------------------------------------------------------------
                              Amount     Rate     Amount  Rate         Amount    Rate       Amount   Rate    Amount   Rate
--------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)

Investment securities:
   U.S. Treasury and U.S.
     government agencies
     and corporations         $12,962    6.20%   $61,716  5.62%        $ 5,000   6.22%                     $ 79,678  5.75%
   Obligations of states and
     political subdivisions     5,849    3.23%     8,612  4.78%          5,108   4.82%  $  1,706    6.75%    21,275  4.52%
Corporate bonds:
   Domestic                     1,300    7.71%     1,493  6.93%          1,574   6.73%                        4,367  7.09%
Corporate stocks                                                                           3,004    8.82%     3,004  8.82%
Other securities                                                                          15,711    5.23%    15,711  5.23%
--------------------------------------------------------------------------------------------------------------------------
   Total net investments
      and other securities    $20,111    5.43%   $71,821  5.55%        $11,682   5.68%   $20,421    5.89%  $124,035  5.59%
==========================================================================================================================

DEPOSITS

     At December 31, 2001, the Bank had $1,496.9 million in total deposits (including escrow funds). Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, certificates of deposit and pension accounts for both individuals and small businesses. Of these deposit instruments, $697.5 million, or 46.6% of all deposits consisted of term accounts, $448.1 million, or 30.0% consisted of money market deposit accounts, $166.3 million, or 11.1% consisted of passbook, escrow and statement savings accounts, $26.0 million, or 1.7% consisted of NOW accounts and $159.1 million, or 10.6% consisted of commercial checking accounts.

     The decrease in the size of the balance sheet from December 31, 2000 to December 31, 2001 has afforded the Bank the opportunity to reduce higher cost wholesale deposits. At December 31, 2001, brokered deposits totaled $102.5 million with original maturities of one to two years. This compares to a balance of $286.8 million at December 31, 2000 and $231.9 million at December 31, 1999. Moneydesk deposits decreased from $122.6 million at December 31, 2000 to $22.1 million at December 31, 2001. Municipal deposits declined from $74.9 million to $31.6 million during this same time period. The variety of deposit accounts offered by the Bank has allowed it to be competitive with other financial institutions; however, the threat of disintermediation (the flow of funds away from banking institutions into direct investment vehicles such as government and corporate securities) still exists.

     The Bank maintains a "sweep program" allowing balances to be "swept" from NOW accounts into money market deposit accounts. At December 31, 2001, approximately $98.0 million of the money market accounts was NOW balances being swept into the account compared to $99.0 million at December 31, 2000.

     The Bank's electronic delivery systems include an ATM network (MachineTeller(R)) and point-of-sale network (StoreTeller(R)); they have processed over 23.6 million transactions for the Bank's depositors.

     Deposit accounts in the Bank are insured to the maximum permissible amounts by the Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank is subject to rules, regulations and examinations of the FDIC.

     The following table shows the distribution of the deposit accounts in the Bank by type of deposits as of the dates indicated:



                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------
                                              2001                        2000                             1999
------------------------------------------------------------------------------------------------------------------------
                                                     Average                      Average                       Average
                                                    Interest                     Interest                      Interest
(Dollars in Thousands)                 Amount     %     Rate        Amount    %      Rate       Amount     %       Rate
------------------------------------------------------------------------------------------------------------------------
Passbook and statement             $  161,955   10.82%  1.75%   $  159,185   8.46%   2.50%  $  182,264    9.59%    2.50%
NOW accounts                           25,970    1.73   0.88        21,019   1.12    1.30       31,197    1.64     1.31
Money market deposit accounts         448,134   29.95   1.32       492,711  26.20    4.30      429,991   22.62     4.08
Checking accounts                     159,096   10.63              154,695   8.22              141,907    7.46
One to two year certificates (1)      320,098   21.38   3.60       338,882  18.01    5.72      283,068   14.89     5.04
Two to three year certificates (1)     67,434    4.50   3.51        69,777   3.71    5.36      110,971    5.84     5.52
Other certificates (1)                309,930   20.70   3.42       639,670  34.00    6.15      717,272   37.72     5.59
Escrow                                  4,320    0.29   2.00         5,287   0.28    2.00        4,534    0.24     2.00
------------------------------------------------------------------------------------------------------------------------
  Total deposits at end of period  $1,496,937  100.00%  2.24%   $1,881,226 100.00%   4.68%  $1,901,204  100.00%    4.37%
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

     The following table presents, by various interest rate categories, the amounts of certificate accounts at December 31, 2000 and December 31, 2001, which mature during the periods indicated:





                                                                            Amounts at December 31, 2001
                                                                 -------------------------------------------------
                                                                                      Maturing Within
                                               December 31,             One           Two      Three
(Dollars in Thousands)                     2000           2001         Year         Years      Years    Thereafter
------------------------------------------------------------------------------------------------------------------
Certificate accounts:
    1% to 1.99%                                       $ 28,958     $  28,956      $      2
    2% to 3.99%                      $    5,876        180,135       147,325        18,517    $12,982     $  1,311
    4% to 5.99%                         316,673        355,922       252,937        78,486     14,396       10,103
    6% to 7.99%                         724,640        131,763       114,069        17,080        438          176
    8% to 9.99%                             886            684           151           489         37            7
    10% to 11.99%                           254
------------------------------------------------------------------------------------------------------------------
      Total certificate accounts     $1,048,329       $697,462      $543,438      $114,574    $27,853     $ 11,597
==================================================================================================================

    The following table sets forth deposit activity for the periods indicated:



                                                                                    Years Ended December 31,
(Dollars in Thousands)                                                 2001               2000                1999
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase before
    interest credited                                             $(450,281)         $(109,948)           $115,802
Interest credited                                                    65,992             89,970              75,542
------------------------------------------------------------------------------------------------------------------
Net deposit (decrease) increase                                   $(384,289)         $ (19,978)           $191,344
==================================================================================================================



     The following table sets forth the deposits and the changes in dollar amount of deposits in the various programs offered by the Bank for the periods indicated. The net increase (decrease) in deposits during the period is inclusive of the effects of interest credited.


                                                                                  Years Ended December 31,
(Dollars in Thousands)                                                 2001               2000                1999
-------------------------------------------------------------------------------------------------------------------
Deposits at beginning of period                                  $1,881,226         $1,901,204          $1,709,860

Increase (decrease) in:
    Passbook accounts                                                 2,770            (23,079)             (1,619)
    NOW accounts                                                      4,951            (10,178)            (82,752)
    Money market deposit accounts                                   (44,577)            62,720             129,080
    Commercial checking accounts                                      4,401             12,787              26,478
    One to two year certificates                                    (18,784)            75,815              33,369
    Two to three year certificates                                   (2,343)           (41,194)            (35,877)
    Other certificates                                             (329,740)           (97,602)            122,501
    Escrow                                                             (967)               753                 164
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in deposits during the period              (384,289)           (19,978)            191,344
------------------------------------------------------------------------------------------------------------------

Deposits at end of period                                        $1,496,937         $1,881,226          $1,901,204
==================================================================================================================

The following table presents, by various interest rate categories, the amounts of certificate accounts of $100,000 or more at December 31, 2001, which mature during the periods indicated:


                                                                            Maturing Within
                                                              -----------------------------------------------------
                                                                                Over          Over
                                                                               Three         Six to
                                                                  Three       to Six         Twelve
 (Dollars in Thousands)                           Total          Months       Months         Months     Thereafter
-------------------------------------------------------------------------------------------------------------------
1% to 2.99%                                   $  24,623         $22,251      $ 2,257      $     115
3% to 3.99%                                      54,095          21,147        7,904         16,031        $  9,013
4% to 5.99%                                      45,722          10,336        8,451         14,512          12,423
6% to 7.99%                                      21,066           7,864        3,045          7,181           2,976
-------------------------------------------------------------------------------------------------------------------
    Total                                      $145,506         $61,598      $21,657        $37,839         $24,412
===================================================================================================================

BORROWINGS

The Bank has available a number of sources for borrowing funds. The Bank's principal borrowings are securities sold under repurchase agreements and advances from the Federal Home Loan Bank of New York ("FHLB"). See Note 8 of Notes to Consolidated Financial Statements included in the 2001 Annual Report to Shareholders.


The following table sets forth the borrowings and mandatorily redeemable preferred securities of the Bank as of the dates indicated:


                                                                                                 December 31,
(Dollars in Thousands)                                                                       2001              2000
-------------------------------------------------------------------------------------------------------------------
FHLB advances                                                                            $301,416          $150,455
Securities sold under repurchase agreements                                                56,701            72,819
Other                                                                                       2,134             2,194
-------------------------------------------------------------------------------------------------------------------
    Total borrowings                                                                      360,251           225,468
Mandatorily redeemable preferred securities                                                30,000            30,000
-------------------------------------------------------------------------------------------------------------------
                                                                                         $390,251          $255,468
===================================================================================================================


Borrowings at December 31, 2001 have maturity dates as follows:



                                                                                         Weighted
(Dollars in Thousands)                                                               Average Rate            Amount
-------------------------------------------------------------------------------------------------------------------
Borrowings maturing or callable in 2002                                                      2.74%         $164,335
Borrowings maturing or callable in 2003                                                      4.17           135,000
Borrowings maturing or callable in 2004                                                      4.35            60,000
February 5, 2007                                                                             7.08               394
January 11, 2019                                                                             6.08               522
Mandatorily redeemable preferred securities - 2028                                           8.13            30,000
-------------------------------------------------------------------------------------------------------------------
                                                                                             3.90%         $390,251
===================================================================================================================

The following table sets forth information related to short-term borrowings of the Bank as of the dates indicated:



                                                                                      December 31,
-----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                      2001             2000           1999
-----------------------------------------------------------------------------------------------------------------
Outstanding balance at end of year                                      $164,335         $202,513       $119,048
Average interest rate                                                       2.74%            6.22%          5.45%
Maximum outstanding at any month end                                    $254,903         $214,588       $256,863
Average amount outstanding during year                                  $153,204         $156,086       $179,499
Average interest rate during year                                           5.31%            6.02%          5.11%
=================================================================================================================

(1) Average amounts outstanding and average interest rates are computed using weighted monthly averages.

TRUST POWERS

     The Bank provides full trust services to individuals, corporations and non-profit organizations including executor of estates, trustee under wills, living trust agreements, custodian services, investment management services and acts as trustee of qualified retirement plans. At December 31, 2001, the Bank managed $317.9 million in trust assets.

INVESTMENT IN SUBSIDIARIES

     At December 31, 2001, BSB Bank & Trust Company, Inc. is the only banking subsidiary of the Company.

     On July 21, 1998, the Company formed a subsidiary business trust, BSB Capital Trust I, L.L.C. (the "Trust"), for the purpose of issuing preferred securities which qualify as Tier I capital. Concurrent with its formation, the Trust issued $30.0 million at par value of 8.125% preferred securities in an exempt offering. The preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company. The costs related to the issuance of these securities are capitalized and amortized over the life of the period to redemption on a straightline basis. The net proceeds were used to fund commercial and consumer loan growth.

     BSB Bank & Trust Company has six subsidiaries.

     B-Save Corporation was incorporated by the Bank in 1982 and performs treasury management services for the Bank.

     BSB Credit Corporation was incorporated by the Bank in 1983 to solicit mortgage loan applications for BSB Bank & Trust. During 1992, the name was changed to BSB Mortgage Corporation.

     During 1996, the Bank formed BSB Financial Services, Inc. This company became the focal point for marketing brokerage services. Additional financial services are being reviewed that may expand the Bank's product mix to better serve the non-traditional banking customer.

     BSB NEWPRO, Inc. was incorporated by the Bank in 1997 and acquires, holds, maintains and disposes of property acquired through foreclosure for the Bank.

     Commonfund 7320 East Genesee Street, LLC was formed in March 2001 for the purpose of acquiring certain real estate to be used for a branch office. At inception, this entity included an unrelated minority interest. Upon completion of the planned transaction, the minority interest was acquired by the Bank resulting in termination of the entity.

     As part of the acquisition of Skaneateles Bancorp, Inc., the Bank acquired a wholly owned real estate investment trust subsidiary. This company, now named BSB Preferred Capital Corporation, was formed to provide a cost effective means of raising funds, including capital, on a consolidated basis. The Company's strategy is to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans.

PERSONNEL

     As of December 31, 2001, the Company, on a consolidated basis, had 483 full-time and 119 part-time employees. The employees are not represented by any collective bargaining unit, and the Bank considers its relationship with its employees to be good.

COMPETITION

     BSB Bank & Trust faces significant competition in attracting deposits and loans. Its most direct competition for deposits has historically come from commercial banks, thrift institutions and credit unions located in its market area. The Bank also faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. BSB Bank & Trust competes for deposits principally by offering depositors a wide variety of deposit programs, convenient branch locations and banking hours, tax-deferred retirement programs and other services. The Bank also utilizes newspaper, radio, television and other media to advertise its deposit and loan services. BSB Bank & Trust does not rely upon any individual group or entity for a material portion of its deposits.

     BSB Bank & Trust's competition for loans comes principally from thrift institutions, credit unions, mortgage banking companies and commercial banks. BSB Bank & Trust competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides consumers and commercial borrowers, real estate brokers, automobile dealers, builders and regional mortgage correspondent originators. The Bank also relies on the residential mortgage origination efforts of BSB Mortgage Corporation, a wholly owned subsidiary. Factors which affect competition include the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels and volatility in the lending markets.

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

      As a bank holding company, the Company is subject to capital adequacy guidelines of the Federal Reserve Board. Under current capital adequacy guidelines, bank holding companies generally must maintain a ratio of Tier I capital to total assets of 4.0% to 5.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve Board's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier I capital to risk-weighted assets of 4.0%. The Company's ratio of Tier I capital to risk-weighted assets, total risk-based capital to risk-weighted assets and Tier I capital to total average assets (leverage ratio) of 11.94%, 13.22% and 9.02%, respectively, at December 31, 2001, were in compliance with such guidelines. Based on these ratios, the Company met the requirements of a "well capitalized" institution. The Bank is subject to similar capital requirements imposed by the FDIC. Although there are some differences between the capital adequacy guidelines adopted by the Federal Reserve Board with respect to the Company and the FDIC with respect to the Bank, the primary elements of each are generally identical. Under the minimum leverage-based capital requirement adopted by the FDIC, insured state nonmember banks must maintain a ratio of Tier I capital to total assets of at least 3.0% to 5.0% depending on the Bank's CAMELS rating. Under such regulations, state nonmember banks must maintain a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier I capital to risk-weighted assets of 4.0%. At December 31, 2001, the Bank had a ratio of Tier I capital to risk-weighted assets of 11.60%, total risk-based capital to risk-weighted assets of 12.88% and a leverage ratio of 8.74%. As a result, the Bank met the requirements of a "well capitalized" institution.

      On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act (the "BHCA"). The changes made to the BHCA by this legislation, referred to as the Gramm-Leach-Bliley Act, became effective on March 11, 2000, and expanded the permissible activities of bank holding companies like the Company. In order to engage in the expanded activities, the Company would have to file a notice to become a financial holding company. As a financial holding company, the Company would be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve Board is authorized under the legislation to identify additional activities that are permissible financial activities.

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

      Provisions of the Gramm-Leach-Bliley Act permit national banks to establish financial subsidiaries that may engage in the activities noted above that will be permissible for financial holding companies, other than insurance underwriting, merchant banking, real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law.

      The Gramm-Leach-Bliley Act imposes certain obligations on financial institutions, including state-chartered banks like the Bank, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request and establish procedures and practices to protect and secure customer data. The privacy provisions were implemented by regulations that became effective July 1, 2001.

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

     Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2001, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

     Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an "affiliated group" are eligible for a 100% deduction.

     The Bank's federal income tax returns for its tax years beginning in 2000 are open under the statute of limitations and are subject to review by the IRS.

New York State Taxation

     The Company and the Bank are subject to an annual New York State Franchise tax equal to the greater of a regular tax (the "State Regular Tax"), an alternative minimum tax (the "State Alternative Minimum Tax"), a tax based on the combined taxable assets of the Company and the Bank, or a fixed minimum tax of $250.

     The State Regular Tax is computed at the rate of 9% for 2000, 8.5% for 2001, 8.00% for 2002 and 7.5% for 2003 on the Company's and the Bank's entire net income.

      The State Alternative Minimum Tax is computed at the rate of 3% on the Company's and the Bank's alternative entire net income for the taxable year. The Company and the Bank's alternative entire net income consist of their entire net income, increased by certain deductions not allowed in computing alternative entire taxable income.

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

      The Company's and the Bank's New York State income tax returns for the tax years beginning in 2000 are open and subject to review by New York State.

Delaware State Taxation

     The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the State of Delaware "shall pay an annual tax . . . by way of license" for its corporate franchise. See Del. Code. Ann. Tit. 8,ss. 501. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method, which is referred to as the "assumed par value capital method". The tax under this method is calculated by dividing the corporation's total gross assets by its total number of outstanding shares and multiplying the quotient by the total number of authorized shares. The product equals the capitalization for assessment of the franchise tax which is assessed at a rate of $200 per $1 million of capitalization.

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

      Under the first method, the Bank pays approximately $106,000 in annual Franchise Tax.

ITEM 2.      PROPERTIES

      The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiaries. BSB Bank & Trust conducts its business from its executive office and 22 full-service offices located in Broome, Chemung, Chenango, Onondaga, Chemung and Tioga Counties of upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust's offices as of December 31, 2001:



                                                                        Owned or       Lease Expiration    Net Book
Office                       Location                                    Leased        Including Options   Value *
------------------------------------------------------------------------------------------------------------------
                                                                                                ($ in Thousands)
Main Office                  58-68 Exchange St., Binghamton              Owned             N/A              $1,318
Annex                        58 Exchange St., Binghamton                 Owned             N/A                 988
99 Hawley St.                99 Hawley St., Binghamton                   Owned             N/A                 360
92 Hawley St.                92 Hawley St., Binghamton                   Owned             N/A               1,313
Endwell Office               540 Hooper Rd., Endwell                     Owned             N/A                 310
Vestal Plaza Office          4700 Vestal Parkway East, Vestal            Leased           2011                 137
Tioga County Office          1054 State Route 17C, Owego                 Leased           2013                  49
Oakdale Mall Office          223 Reynolds Rd., Johnson City              Leased           2015                  12
Norwich Office               118 State Highway 320, Norwich              Leased           2015                  45
Northgate Plaza Office       1250 Upper Front St., Binghamton            Leased           2017                  64
West Side Office             273 Main St., Binghamton                    Leased           2012                  46
Endicott Office              43 Washington Ave., Endicott                Owned             N/A                 832
East Side Office             156 Robinson St., Binghamton                Leased           2021                 428
Elmira Office                351 North Main St. Elmira                   Owned             N/A                 301
Elmira Heights Office        2075 Upper Lake Rd., Elmira Heights         Leased           2009                  48
BSB Mortgage Corp.           Valley Plaza, Johnson City                  Leased           2001                   3
Skaneateles Office           33 East Genesee St., Skaneateles            Owned             N/A                 519
Downtown Syracuse Office     431 East Fayette St., Syracuse              Owned             N/A               2,762
Rano Office                  100 Rano Blvd., Vestal                      Leased           2019                 194
Cicero Office                5791 East Seymour St., Cicero               Owned             N/A                 530
Camillus Office              100 Kasson Rd., Camillus                    Leased           2010                  44
Shop City Office             426 Grant Blvd, Syracuse                    Leased           2004                  81
Airport Plaza P&C Office     3803 Brewerton Rd., N. Syracuse             Leased           2009                 121
Penn Can P&C Office          7785 Frontage Rd., Cicero                   Leased           2010                 120
North Medical Office         5112 West Taft Rd., Liverpool               Leased           2007                 114
Fennell Street Building      27 Fennell St., Skaneateles                 Leased           2002
Fayetteville Office          7320 E.Genesee St., Fayetteville            Owned             N/A                 919

o    Net book value of leasehold improvements is included.

     BSB Bank & Trust also operates 55 ATMs (MachineTeller(R)), the most extensive system in its market area, which provide 24-hour banking services. The Bank operates 12 proprietary bank service locations (StoreTeller(R)) situated in a large area supermarket chain. BSB Bank & Trust issued approximately 100,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         The information required herein is incorporated by reference from under the sections captioned "Market Prices and Related Shareholder Matters" on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 2001 portions of which are included herein as Exhibit 13 ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA
         The information required herein is incorporated by reference from the table captioned "Selected Financial and Other Data" on page 2 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 18 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 18 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The financial statements and supplementary data required are incorporated by reference from pages 20 to 41 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         Subsequent to December 31, 2001, BSB Bancorp has made a change in its accountants as set forth in the Current Report on Form 8-K filed with the SEC on February 6, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information required herein is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
         The information required herein is incorporated by reference from the Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information required herein is incorporated by reference from the Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information required herein is incorporated by reference from the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a)(1) The following financial statements are incorporated by reference from Item 8 hereof:
                 Consolidated Statements of Condition at
                 December 31, 2001 and 2000

                 Consolidated Statements of Income For Each of the Three Years in the Period Ended December 31, 2001

                 Consolidated Statements of Changes In Shareholders' Equity For Each of the Three Years in the Period Ended December 31, 2001

                 Consolidated Statements of Cash Flows For Each of the Three Years in the Period Ended December 31, 2001

                 Notes to Consolidated Financial Statements

                 Report of Independent Auditors

         (a)(2) There are no financial statement schedules which are required to be filed as part of this form since they are not applicable.

         (a)(3) See (c) below for all exhibits filed herewith or incorporated by reference herein and the Exhibit Index.

         (b)     Reports on Form 8-K.  The Company filed the following
                 Current Reports on Form 8-K during the fourth quarter of 2001:

                 Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on October 22, 2001.

                 Current Report on Form 8-K filed with the SEC on December 18, 2001.

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

10.1 Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement for the 1990 Annual Meeting of Shareholders).

10.2 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders).

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

10.5 Directors' Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.6 Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Arthur C. Smith (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.7 Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8 Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000).

10.9 Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.10 Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.11 Amendment Number #3 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of February 21, 2002, by and among BSB Bancorp, Inc.,
                     BSB Bank & Trust Company and John P. Driscoll.

10.12 Employment Agreement, entered into as of November 1, 2000, by and among the Company, the Bank and John B. Wescott (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.13 Employment Agreement, entered into as of November 10, 2000, by and among the Company, the Bank and Howard W. Sharp (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.14 Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.15 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.16 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.17 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
                     1995).

10.18 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
                     1999).

10.19 Change of Control Severance Agreement, entered into as of April 19, 2000, by and among the Company, the Bank and Matthew W. Schaefer (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.20 Change of Employment Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William M. LeBeau (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

        10.21        Employment Agreement, entered into as of December
                     28, 2000, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit
                     10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

        10.22 Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

        13           Annual Report to Shareholders for the year ended
                     December 31, 2001

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

BSB BANCORP, INC.
-----------------
(Registrant)

By:/s/  Howard W. Sharp                               Date: March  28, 2002
   ------------------------                                 ----------------
        Howard W. Sharp
        Chief Executive Officer and President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Rexford C. Decker
   -----------------------------
        Rexford C. Decker
        Senior Vice President and Chief Financial
        Officer (Principal Accounting Officer)

By:/s/ Ferris G. Akel
   -----------------------------
       Ferris G. Akel, Director

By:/s/ Robert W. Allen
   -----------------------------
       Robert W. Allen, Director

By:/s/ Diana J. Bendz
   ----------------------------
       Diana J. Bendz, Director

By:/s/ William C. Craine
   -----------------------------
       William C. Craine, Director

By:/s/ John P. Driscoll
   -----------------------------
       John P. Driscoll, Director

By:/s/ Thomas F. Kelly
   -----------------------------
       Thomas F. Kelly , Ph.D., Director

By:/s/ David A. Niermeyer
   -------------------------
       David A. Niermeyer, Director

By:/s/ Mark T. O'Neil, Jr.
   ---------------------------
       Mark T. O'Neil, Jr., Director

By:/s/ Thomas L. Thorn
   ---------------------------
       Thomas L. Thorn, Director

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

10.1 Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement for the 1990 Annual Meeting of Shareholders).

10.2 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders).

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

10.5 Directors' Stock Option Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.6 Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Arthur C. Smith (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.7 Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.8 Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit
                    10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.9 Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.10 Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      March 31, 2001).

10.11 Amendment Number #3 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll.

10.12 Employment Agreement, entered into as of November 1, 2000, by and among the Company, the Bank and John B. Wescott (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.13 Employment Agreement, entered into as of November 10, 2000, by and among the Company, the Bank and Howard W. Sharp (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.14 Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.15 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31,
                      1999).

10.16 Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.17 Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
                      1995).

10.18 Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
                      1999).

10.19 Change of Control Severance Agreement, entered into as of April 19, 2000, by and among the Company, the Bank and Matthew W. Schaefer (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.20 Change of Employment Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William M. LeBeau (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.21   Employment Agreement, entered into as of December
                      28, 2000, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit
                      10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.22 Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

              13 Annual Report to Shareholders for the Year Ended December 31, 2001

              21     List of the Company's Subsidiaries

              23     Consent of Independent Public Accountants

      (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.