Form 10-Q
period 2002-03-31
BSB BANCORP INC
filed 2002-05-15
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to

                         Commission File Number: 0-17177
                                                 -------

                                BSB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       16-1327860
             --------                                  --------------------
   (State or other jurisdiction of                   (I.R.S. Employer Number)
    incorporation or organization)

                58-68 Exchange Street, Binghamton, New York 13901
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (607) 779-2406
                                                           --------------

                                                     n/a
                        --------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 2002: 9,641,717 shares of common stock, $0.01 par value.


                                                        INDEX
                                                        -----

PART I.  FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----

  Item 1:   Interim Financial Statements (unaudited)
  ------

                    Consolidated Statements of Condition

                         March 31, 2002 and December 31, 2001 ...............................            1

                    Consolidated Statements of Income

                         Three Months Ended March 31, 2002 and March 31, 2001 ...............            2

                    Consolidated Statements of Comprehensive Income

                         Three Months Ended March 31, 2002 and March 31, 2001 ...............            3

                    Consolidated Statements of Cash Flows

                         Three Months Ended March 31, 2002 and March 31, 2001 ...............            4

                    Consolidated Statements of Changes in Shareholders' Equity

                         Three Months Ended March 31, 2001 and March 31, 2002 ...............            5

                    Notes to Unaudited Interim Consolidated Financial Statements ............          6-7

  Item 2:   Management's Discussion and Analysis of
  ------
                    Financial Condition and Results of Operations ...........................         8-18

   Item 3:   Quantitative and Qualitative Disclosures About Market Risk .....................           19
   ------

PART II.   OTHER INFORMATION
----------------------------

                    Items 1-6 ...............................................................           20

                    Signature Page ..........................................................           21

Item 1


BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
----------------------------------------------------------------------------------------------------------------
                                                                                March 31,           December 31,
(In Thousands, Except Share and Per Share Data)                                     2002                    2001
-----------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
ASSETS

Cash and due from banks                                                      $    51,674             $    55,121
Federal funds sold                                                                30,000                       -
----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                     81,674                  55,121

Investment securities available for sale, at fair value                          578,597                 502,756
Investment securities held to maturity (fair value of
    $12,811 and $13,962, respectively)                                            12,482                  13,774
Loans held for sale                                                                3,493                   9,860
Loans:
    Commercial                                                                   655,769                 736,382
    Consumer                                                                     362,333                 392,452
    Real estate                                                                  359,093                 355,800
-----------------------------------------------------------------------------------------------------------------
       Total loans                                                             1,377,195               1,484,634
       Net deferred costs                                                            941                     802
       Allowance for loan losses                                                 (52,785)                (58,829)
-----------------------------------------------------------------------------------------------------------------
           Net loans                                                           1,325,351               1,426,607

Bank premises and equipment                                                       14,532                  14,879
Accrued interest receivable                                                       10,717                  10,502
Other real estate owned and repossessed assets                                     1,972                   2,034
Intangible assets                                                                    738                     829
Other assets                                                                      26,719                  25,272
-----------------------------------------------------------------------------------------------------------------
                                                                              $2,056,275              $2,061,634
=================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                             $1,529,581              $1,496,937
Borrowings                                                                       328,216                 360,251
Other liabilities                                                                 12,613                  18,621
Company obligated mandatorily redeemable preferred
    securities of subsidiary, BSB Capital Trust I, holding
    solely junior subordinated debentures of the Company                          30,000                  30,000
-----------------------------------------------------------------------------------------------------------------
       Total liabilities                                                       1,900,410               1,905,809

Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
       authorized 2,500,000 shares; none issued                                        -                       -
Common Stock, par value $0.01 per share;
       authorized 30,000,000 shares; 11,608,027
       and 11,535,500 shares issued                                                  116                     115
    Additional paid-in capital                                                    40,496                  39,331
    Undivided profits                                                            145,371                 142,748
    Accumulated other comprehensive income                                           610                   2,520
    Treasury stock, at cost: 1,976,360 and 1,907,934 shares                      (30,728)                (28,889)
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                155,865                 155,825
-----------------------------------------------------------------------------------------------------------------
                                                                              $2,056,275              $2,061,634
=================================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.



BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
(In Thousands, Except Per Share Data)                                                   2002                  2001
-------------------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                                                       $26,641               $39,346
    Interest on federal funds sold                                                       113                    19
    Interest on investment securities                                                  7,119                 6,663
    Interest on loans held for sale                                                      149                     7
-------------------------------------------------------------------------------------------------------------------
         Total interest income                                                        34,022                46,035
-------------------------------------------------------------------------------------------------------------------
Interest expense:
    Interest on savings deposits                                                         648                 1,075
    Interest on time accounts                                                          7,414                15,353
    Interest on money market deposit accounts                                          1,698                 4,412
    Interest on NOW accounts                                                              47                    76
    Interest on borrowed funds                                                         3,037                 3,862
    Interest on mandatorily redeemable preferred securities of subsidiary                609                   609
-------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                         13,453                25,387
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                                   20,569                20,648
Provision for loan losses                                                              5,200                 4,674
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                   15,369                15,974
-------------------------------------------------------------------------------------------------------------------
Non-interest income:
    Service charges on deposit accounts                                                1,243                 1,287
    Mortgage servicing fees                                                              212                   291
    Fees and commissions-brokerage services                                              252                   202
    Trust fees                                                                           353                   331
    Gains on sale of securities, net                                                      81                    67
    Gain on sale of credit card portfolio, net                                         1,806                     -
    Other charges, commissions and fees                                                  579                   651
-------------------------------------------------------------------------------------------------------------------
       Total non-interest income                                                       4,526                 2,829
-------------------------------------------------------------------------------------------------------------------
Operating expense:
    Salaries, pensions and other employee benefits                                     6,386                 5,355
    Building occupancy                                                                 1,080                 1,138
    Professional fees                                                                    509                   503
    Computer service fees                                                                485                   455
    Services                                                                           1,651                 1,539
    Amortization of intangible assets                                                     91                    96
    Other expenses                                                                     1,627                 1,611
-------------------------------------------------------------------------------------------------------------------
       Total operating expense                                                        11,829                10,697
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                             8,066                 8,106
Income tax expense                                                                     3,022                 3,103
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $  5,044              $  5,003
===================================================================================================================
Earnings per share:
    Basic                                                                             $0.52                 $0.49
    Diluted                                                                           $0.51                 $0.49
===================================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.


BSB BANCORP, INC.                                                                         (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                       March 31,
(Dollars in Thousands)                                                              2002                    2001
----------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 5,044                 $ 5,003

Other comprehensive income:
    Net unrealized (losses) gains on securities available for sale                (3,143)                  5,744
    Reclassification adjustment for net
       realized gains included in net income                                         (81)                    (67)
----------------------------------------------------------------------------------------------------------------
    Other comprehensive (loss) income, before income tax                          (3,224)                  5,677
Income tax benefit (expense) on other comprehensive income (loss)                  1,314                  (2,409)
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax                                     (1,910)                  3,268
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $ 3,134                 $ 8,271
================================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.


BSB BANCORP, INC.                                                                         (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended March 31,
                                                                                               2002            2001
--------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                            $   5,044       $   5,003
       Provision for loan losses                                                              5,200           4,674
       Gains on sale of securities, net                                                         (81)            (67)
       Other gains, net                                                                         (21)            (25)
       Depreciation and amortization                                                            620             679
       Net amortization (accretion) of premiums and discounts on investment securities          169             (73)
       Net (accretion) amortization of premiums and discounts on loans                         (139)             87
       Sale of loans originated for sale                                                     28,508           2,022
       Additional loans originated for sale                                                  (9,371)           (175)
       Writedowns of other real estate owned                                                    148              --
       Net change in other assets and liabilities                                             8,399           8,590
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                          38,476          20,715
--------------------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                               830             536
    Purchases of held to maturity investment securities                                        (164)           (234)
    Principal collected on held to maturity investment securities                               627              54
    Proceeds from sales of available for sale investment securities                          25,535          38,912
    Purchases of available for sale investment securities                                  (130,872)        (55,322)
    Principal collected on available for sale investment securities                          26,105           4,766
    Net reduction in loans receivable                                                        68,542          40,524
    Proceeds from sale of other real estate owned                                               133              63
    Capital expenditures, net                                                                  (174)           (586)
-------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                                (9,438)         28,713
--------------------------------------------------------------------------------------------------------------------
Financing activities:
    Net change in demand deposits, NOW accounts, savings
       accounts and money market deposit accounts                                            33,796         (32,920)
    Net change in time deposits                                                              (1,152)        (63,273)
    Net change in short-term borrowings                                                     (62,024)         19,387
    Proceeds from long-term borrowings                                                       30,000          40,000
    Repayments of long-term borrowings                                                          (11)             (7)
    Proceeds from exercise of stock options                                                   1,166              62
    Purchases of treasury stock                                                              (1,839)         (6,055)
    Dividends paid                                                                           (2,421)         (2,555)
-------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                              (2,485)        (45,361)
-------------------------------------------------------------------------------------------------------------------
          Increase in cash and cash equivalents                                              26,553           4,067
Cash and cash equivalents at beginning of period                                             55,121          65,110
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $  81,674       $  69,177
====================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest credited on deposits and paid on other borrowings                         $  14,805       $  23,729
       Income taxes                                                                       $   1,222       $      21
--------------------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
       Transfers to other real estate owned                                               $      45       $     975
       Adjustment of available for sale investment
         securities to fair value, net of tax                                             $  (1,910)      $   3,268
--------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the unaudited interim consolidated financial statements.


BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
-----------------------------------------------------------------------------------------------------------------
(In Thousands, Except Share and Per Share Data)
                                                                                            Accumulated
Three Months Ended                  Number of            Additional                             Other
March 31,                            Shares     Common     Paid-In    Undivided  Treasury   Comprehensive
2001                                  Issued     Stock     Capital     Profits    Stock    Income (Loss)   Total
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000       11,503,272    $115     $38,789    $132,277    $(13,484)   $(1,912)   $155,785
Net income                                                              5,003                              5,003
Other comprehensive income                                                                     3,268       3,268
Stock options exercised                 4,175                  62                                             62
Cash dividend paid on common
    stock ($0.25 per share)                                            (2,555)                            (2,555)
Treasury stock purchased                                                           (6,055)                (6,055)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001          11,507,447    $115     $38,851    $134,725    $(19,539)   $ 1,356    $155,508
=================================================================================================================

Three Months Ended
March 31,
2002
Balance at December 31, 2001       11,535,500    $115     $39,331    $142,748    $(28,889)   $ 2,520    $155,825
Net income                                                              5,044                              5,044
Other comprehensive loss                                                                      (1,910)     (1,910)
Stock options exercised                72,527       1       1,165                                          1,166
Cash dividend paid on common
    stock ($0.25 per share)                                            (2,421)                            (2,421)
Treasury stock purchased                                                           (1,839)                (1,839)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002          11,608,027    $116     $40,496    $145,371    $(30,728)  $    610    $155,865
=================================================================================================================


The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

(1) In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods' financial statements are reclassified whenever necessary to conform to the current period's presentation. The December 31, 2001 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company's 2001 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2001 Annual Report to Shareholders.

(2) Basic earnings per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period, computed using the treasury stock method.

     The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarters ended March 31, 2002 and 2001, respectively.

                                                                                  Weighted              Earnings
Quarters ended March 31,                            Net Income              Average Shares             Per Share
----------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)
2002
Basic earnings per share                                $5,044                   9,650,367                 $0.52
Effect of stock options                                                            232,166
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $5,044                   9,882,533                 $0.51
=================================================================================================================

2001
Basic earnings per share                                $5,003                  10,193,563                 $0.49
Effect of stock options                                                             74,987
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $5,003                  10,268,550                 $0.49
=================================================================================================================

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

(4) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting. SFAS No. 141 did not change many of the provisions of APB No. 16 related to the application of the purchase method. However, SFAS No. 141 does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified in the Statement. SFAS No. 142 currently excludes from its scope unidentifiable intangible assets recorded under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 142 requires that goodwill be evaluated for impairment no later than December 31, 2002, and annually thereafter.
     The Company adopted SFAS No. 142 on January 1, 2002. At March 31, 2002, the Company has an intangible asset with a carrying amount of $738,000 (original amount of $3,444,000, net of accumulated amortization of $2,706,000) related to the acquisition of two branches and their related deposits. This intangible asset is currently excluded from the scope of SFAS No. 142. The amortization expense related to this intangible asset totaled $91,000 for the three months ended March 31, 2002 and $96,000 for the three months ended March 31, 2001.

     As of March 31, 2002, the remaining amortization period for this intangible asset is approximately 2 years. This intangible asset is being amortized on a straight-line basis. The estimated annual amortization expense is $364,000 for the year ended December 31, 2002, $341,000 for 2003 and $123,000 for 2004.

     The FASB has previously stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72. Under SFAS No. 72, the intangible asset associated with the acquisition of deposits continues to be amortized, as in prior periods. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. The FASB has made a preliminary decision for transition that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Company does not meet the criteria above to cease amortization of the unidentifiable intangible asset. Therefore, it appears as though the Company will be required to continue amortizing this intangible asset. The FASB plans to issue an Exposure Draft on this issue in the second quarter of 2002, and a final Statement by the end of 2002.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

    BSB Bancorp, Inc.(BSB or the "Company"), holding company for BSB Bank & Trust Company (the "Bank"), earned net income for the quarter ended March 31, 2002 of $5.0 million, or $0.51 per diluted share, compared to net income of $5.0 million, or $0.49 per diluted share for the same period of 2001.

    On April 29, 2002, the Board of Directors announced a quarterly cash dividend of $0.25 per share payable on June 10, 2002 to shareholders of record at the close of business on May 23, 2002.

Consolidated Financial Condition
--------------------------------

    Previously, the Company announced plans to reduce its total loan portfolio, in particular commercial and industrial loans, and focus on improving credit quality. As a result, total assets of the Company decreased to $2,056.3 million at March 31, 2002 from $2,061.6 million at December 31, 2001. During the first three months of 2002, the commercial loan portfolio had a net decrease of $80.6 million to $655.8 million at March 31, 2002 from $736.4 million at December 31, 2001. Approximately $10.3 million of this reduction was the result of loan charge-offs (see "Non-performing Assets") as well as a lower level of new originations, with the remainder of the reduction in commercial loans due to principal reductions and loan pay-offs. The Company originated $30.8 million of commercial loans during the first three months of 2002 compared to $34.5 million for the comparative period in 2001. Consumer loans also decreased to $362.3 million at March 31, 2002 from $392.5 million at December 31, 2001. Approximately $1.7 million of this reduction was the result of loan charge-offs (see "Non-performing Assets") as well as a lower level of new originations, with the Company originating $33.6 million of consumer loans during the first three months of 2002 compared to $35.4 million for the comparable period in 2001. The remainder of the reduction in consumer loans was due to regular amortization and pay-offs, as well as the sale of the Company's credit card portfolio, which totaled $10.7 million. Real estate loans increased to $359.1 million at March 31, 2002 from $355.8 million at December 31, 2001. During the first three months of 2002, the Company originated $49.1 million of real estate loans, partially offset by the sale of $26.7 million of residential real estate loans. Changes in the composition of the Bank's assets, including both the levels and types of loans, are a component of the Bank's overall strategy to improve the mix of loans and to reduce risk. Investment securities increased to $591.1 million at March 31, 2002 from $516.5 million at December 31, 2001 primarily due to the increase in deposits and the reduction of loans.

    The decline in loan balances has allowed the Bank to focus on using lower cost funding products. Total deposits increased to $1,529.6 million at March 31, 2002 from $1,496.9 million at December 31, 2001. During the first three months of 2002, there has been a stabilization in the level of such funds, with increases across most levels of deposits. With decreased pressure on funding sources, the Bank has continued to reduce the levels of higher cost funds, with decreases from December 31, 2001 to March 31, 2002 in brokered certificates of deposit by $12.5 million, municipal deposits by $4.4 million, and borrowed funds by $32.0 million. The Company's borrowings decreased to $328.2 million at March 31, 2002 from $360.3 million at December 31, 2001. Borrowings at March 31, 2002 included $272.9 million of Federal Home Loan Bank advances. The remaining $55.3 million was primarily comprised of $53.2 million of securities sold under agreement to repurchase. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.

    Subsequent to the end of the quarter, the Company formed a subsidiary, BSB Capital Trust II, L.L.C., for the purpose of issuing preferred securities. The Trust issued $10.0 million of floating-rate securities priced at six-month LIBOR plus 370 basis points. The rate on the securities resets every six months. The preferred securities are non-voting, maturing in 2032 and guaranteed by the Company. The Company's guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable and unconditional guarantee by the Company of the securities issued by the Trust. The entire net proceeds to the Trust from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of the Trust. It is anticipated that the proceeds from the issuance of these securities will be used for general corporate purposes.

    The following factors affected shareholders' equity in the first three months of 2002: earnings and stock options exercised increased shareholders' equity by $5.0 million and $1.2 million, respectively. These increases offset the $2.4 million of shareholder cash dividends paid, unrealized depreciation of $1.9 million in available for sale securities as well as the $1.8 million used for stock repurchases. In August 2001, the Board of Directors of the Company's authorized the repurchase of up to 500,000 shares of the Company's common stock, and on December 17, 2001, the Board extended the existing stock repurchase program. During the quarter ended March 31, 2002, the Company repurchased 65,000 shares. Under this program, as of April 23, 2002, 119,500 shares of the 500,000 shares remain to be repurchased.

Results of Operations
---------------------

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by the provision for loan losses, operating expenses, income tax expense, the level of other income, including gains or losses on sale of loans and securities, and other fees.

The following tables set forth, for the periods indicated, information regarding
(i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting average yields,
(iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets,
(vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily balances. Loan balances include non-accrual loans, but are reduced by the allowance for loan losses. Securities available for sale are shown at amortized cost. No tax equivalent adjustments were made, as the effect is not significant.

                                                          Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------------------
                                                            2002                                2001
                                          Average                    Yield/      Average                   Yield/
(Dollars in Thousands)                    Balance       Interest       Rate      Balance    Interest        Rate
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Commercial loans                  $   648,461       $11,406       7.04%  $   920,457      $20,982        9.12%
    Consumer loans:
       Personal-direct                     71,032         1,595       8.98        76,013        1,864        9.81
       Personal-indirect                  254,357         5,661       8.90       311,610        7,036        9.03
       Other (1)                           50,291         1,336      10.63        51,462        1,736       13.49
-------------------------------------------------------------------------------------------------------------------
          Total consumer loans            375,680         8,592       9.15       439,085       10,636        9.69
-------------------------------------------------------------------------------------------------------------------
    Real estate loans:
       Residential-fixed                  156,499         2,782       7.11       135,086        2,549        7.55
       Commercial-fixed                    17,369           357       8.22        10,321          222        8.60
       Residential-adjustable              71,613         1,217       6.80        88,619        1,831        8.26
       Commercial-adjustable              108,042         2,287       8.47       153,912        3,126        8.12
-------------------------------------------------------------------------------------------------------------------
          Total real estate loans         353,523         6,643       7.52       387,938        7,728        7.97
-------------------------------------------------------------------------------------------------------------------
    Investment securities                 508,501         7,119       5.60       421,204        6,663        6.33
    Loans held for sale                     8,998           149       6.62            29            7       96.55
    Federal funds sold                     25,244           113       1.79         1,513           19        5.02
------------------------------------------------------------------------------------------------------------------
          Total interest-earning
            assets                      1,920,407       $34,022       7.09%    2,170,226      $46,035        8.48%
------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets               100,994                                110,481
------------------------------------------------------------------------------------------------------------------
          Total assets                 $2,021,401                             $2,280,707
==================================================================================================================

Interest-bearing liabilities:
    Deposits:
       Savings                        $   168,359     $     648       1.54%  $   161,813     $  1,075        2.66%
       Money market                       466,856         1,698       1.45       460,754        4,412        3.83
       Certificates of deposit            695,822         7,414       4.26     1,017,196       15,353        6.04
       NOW                                 26,303            47       0.71        23,390           76        1.30
------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits  1,357,340         9,807       2.89     1,663,153       20,916        5.03
------------------------------------------------------------------------------------------------------------------
    Borrowings                            317,471         3,037       3.83       266,574        3,862        5.80
    Manditorily reedeemable
       preferred securities                30,000           609       8.12        30,000          609        8.12
------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                       1,704,811       $13,453       3.16%    1,959,727      $25,387        5.18%
------------------------------------------------------------------------------------------------------------------
Commercial checking                       144,276                                139,720
Other non-interest-bearing liabilities     17,579                                 23,216
Shareholders' equity                      154,735                                158,044
-------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity         $2,021,401                             $2,280,707
===================================================================================================================

Net interest income/
    net interest rate spread                            $20,569       3.93%                   $20,648        3.30%
==================================================================================================================
Net earnings assets/
    net interest rate margin                           $215,596       4.28%                  $210,499        3.81%
==================================================================================================================
Ratio of interest-earning assets to
    interest-bearing liabilities                                      1.13X                                  1.11X
==================================================================================================================


(1) Other loans include passbook, overdraft, business line of credit, credit cards, checkcard reserve and student loans.

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                                               Three Months Ended March 31,
                                                                                  2002 Compared to 2001
                                                                                    Increase (Decrease)
(Dollars in Thousands)                                                 Volume               Rate             Net
----------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
    Commercial loans                                                  $(5,405)          $ (4,171)      $  (9,576)
    Consumer loans                                                     (1,475)              (569)         (2,044)
    Real estate loans                                                    (663)              (422)         (1,085)
    Investment securities and federal funds sold                        5,290             (4,740)            550
    Loans held for sale                                                   193                (51)            142
-----------------------------------------------------------------------------------------------------------------
       Total                                                          $(2,060)          $ (9,953)      $ (12,013)
================================================================================================================

Interest expense on interest-bearing liabilities:
    Deposits                                                          $(3,352)          $ (7,757)      $ (11,109)
    Borrowings                                                          3,623             (4,448)           (825)
----------------------------------------------------------------------------------------------------------------
       Total                                                              271            (12,205)        (11,934)
----------------------------------------------------------------------------------------------------------------
           Net interest income                                        $(2,331)          $  2,252       $     (79)
================================================================================================================

Interest Income
---------------

    The rapid decrease in the Bank's commercial loan Prime Rate during 2001 has driven the overall yield on earning assets lower into the year 2002. Most average balances for the three-month period ended March 31, 2002 declined from the same periods in 2001 as the Bank continued to reduce its total loan portfolio and, in particular, commercial loans, and to focus on improving asset quality. These lower balances contributed to the lower levels of interest income from commercial loans. The average balance of commercial loans decreased $272.0 million from the first quarter of 2001 to $648.5 million for the first quarter of 2002. The average yield on commercial loans decreased to 7.04% for the first quarter of 2002 from 9.12% for the first quarter of 2001. Levels of non-performing loans at March 31, 2002 were $57.1 million compared to $60.7 million at December 31, 2001, and $57.8 million at March 31, 2001 (see "Non-performing Assets").

    The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, was affected more significantly by declines in volume for the three-month period ended March 31, 2002 when compared to the same period in 2001. The competition for all consumer loans remained high during the first three months of 2002 as the average balance of many of the consumer loan products fell compared to the same period of 2001. As mentioned previously, amortization and pay-offs of loans exceeded new originations by approximately $18.0 million. The Bank has drastically curtailed its origination of indirect mobile home loans to focus more on residential and commercial real estate loans. The average balance of all consumer loans decreased $63.4 million to $375.7 million for the quarter ended March 31, 2002 from $439.1 million for the quarter ended March 31, 2001, with a decrease in yield on these assets to 9.15% for the three months ended March 31, 2002 from 9.69% for the three months ended March 31, 2001.

    The average balance of real estate loans decreased $34.4 million to $353.5 million for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The lower average balances of these loans for the comparative quarters accompanied by the decrease in yield to 7.52% from 7.97% for the comparable period in 2001, resulted in a decrease of $1.1 million in interest income from real estate loans to $6.6 million. The Bank continues to originate residential mortgage loans principally with fixed rates, and the Bank expects to retain the majority of the current production of the residential mortgages originated in its portfolio to provide a more diverse mix of assets on its balance sheet.

    The average balance of investment securities increased to $508.5 million for the first quarter of 2002 from $421.2 million for the first quarter of 2001. As the balances of many of the loan portfolios declined, especially commercial loans, liquidity was re-deployed into investment securities, mainly mortgage-backed securities. This increase in average balances partially offset by the decrease in the yields on investment securities for the three months ended March 31, 2002 to 5.60% from 6.33%, resulted in increased interest income on investment securities to $7.1 million from $6.7 million for the comparative period.

    The Company's interest income on interest-earning assets decreased to $34.0 million for the quarter ended March 31, 2002 from $46.0 million for the quarter ended March 31, 2001. The decrease in the quarterly interest income was the result of the combination of the decrease in the average balance of interest-earning assets to $1,920.4 million from $2,170.2 million for the quarters ended March 31, 2002 and March 31, 2001, respectively, and the decrease in the average yield on interest-earning assets to 7.09% from 8.48% for the quarters ended March 31, 2002 and 2001, respectively.

    The Bank's margin has increased 47 basis points to 4.28% for the first quarter of 2002 compared to the margin of 3.81% for the first quarter of 2001.

Interest Expense
----------------

    Total interest expense decreased by $11.9 million for the quarter ended March 31, 2002 as compared to the same period in 2001. The average balance of all interest-bearing liabilities decreased to $1,704.8 million for the quarter ended March 31, 2002 from $1,959.7 million for the quarter ended March 31, 2001, accompanied by a decrease in the average rate paid on all interest-bearing liabilities to 3.16% from 5.18% during the respective period. The average balance of deposits decreased to $1,357.3 million during the same period in 2002 from $1,663.2 million during the three months ended March 31, 2001. This average balance decrease, and the decrease in the cost of deposits, were major factors contributing to the decrease in interest expense on deposits to $9.8 million for the first quarter of 2002 from $20.9 million for the first quarter of 2001. One of the largest changes to occur was a decline in the average balance of brokered certificates of deposit. As the Bank looked to reduce higher-costing deposits, the average balance of brokered certificates of deposit declined from $276.6 million for the quarter ended March 31, 2001 to $99.6 million for the quarter ended March 31, 2002. Another component of the change in interest-bearing liabilities was the increase in the average balance of borrowings to $317.5 million for the three months ended March 31, 2002 from $266.6 million for the three months ended March 31, 2001. This increase in average balance was accompanied by a decrease in the rate paid on borrowings to 3.83% from 5.80% during the respective three-month periods as borrowing costs decreased to $3.0 million for the three months ended March 31, 2002. With the average balance of deposit accounts tied to short-term money-market indices increasing to $466.9 million for the quarter ended March 31, 2002 from $460.8 million for the quarter ended March 31, 2001, these deposits, which reprice in conjunction with changes in short-term rates, have shown a decline in their cost to 1.45% for the first quarter of 2002 from 3.83% for the first quarter of 2001. This has provided some relief from the cost of certificates of deposit, which by their nature, are longer term and generally have comparatively higher rates than other deposit types. Certificates of deposit reflect a decrease in average balances to $695.8 million for the three-month period ended March 31, 2002 from $1,017.2 million for the three-month period ended March 31, 2001. The benefit from lower interest rates will continue to be felt over future periods as the certificates of deposit continue to mature and reprice.

Provision for Loan Losses
-------------------------

Over the last fifteen months, the Bank has focused on establishing consistent and conservative underwriting standards, and aggressively identifying and managing non-performing assets. The provision for loan losses increased to $5.2 million from $4.7 million for the quarters ended March 31, 2002 and March 31, 2001, respectively. The allowance for loan losses decreased to $52.8 million as of March 31, 2002, compared to $58.8 million as of December 31, 2001 and $61.4 million at March 31, 2001. See "Non-performing Assets".

Management maintains the allowance for loan losses is sufficient to cover the level of estimated losses inherent in the loan portfolio. The inherent risk of loss in the loan portfolio is estimated based on a quarterly review of the loan portfolio and its specific problem loans, historic loss experience and other factors that management believes are pertinent to the determination of the allowance. These factors include the risks inherent in specific types of loans, an analysis of the collateral associated with certain loans and current economic conditions impacting the loan portfolio.

    The coverage of the allowance for loan losses to non-performing loans was 92.4% at March 31, 2002, 97.0% at December 31, 2001 and 106.3% at March 31,
2001. Based upon management's evaluation of these non-performing loans, and in consideration of partial charge-offs taken as well as the restructurings designed to maximize the Bank's collections, management believes the March 31, 2002 coverage ratio of 92.4% is reasonable. The allowance for loan losses and net charge-offs are shown within this report in a table called "Allowance for Loan Losses".

    First quarter 2002 gross loan charge-offs were $12.0 million, compared to fourth quarter 2001 gross loan charge-offs of $4.2 million. The largest of these was the restructured commercial loan relationship previously mentioned, which was written down by approximately $4.6 million. The remainder of the charge-offs represents partial and full charge-offs on numerous relationships. Though collection efforts don't cease on these loans, the status of the individual loans warranted charge-off at this time. Recoveries were $761,000 for the first quarter of 2002, as compared to $684,000 in the first quarter of 2001. At March 31, 2002, management believes that the allowance for loan losses is adequate.

Non-interest Income
-------------------

Non-interest income increased 60.0% to $4.5 million for the quarter ended March 31, 2002 from $2.8 million for the quarter ended March 31, 2001. The main factor contributing to the increase in the first quarter of 2002 from the same quarter of 2001 was the net gain of $1.8 million resulting from the sale of the credit card portfolio in March 2002. Excluding that non-recurring event, non-interest income decreased by $109,000 in the first quarter when compared to the previous year. Decreases of $79,000 in mortgage servicing fees, $72,000 in other charges, commissions and fees and $44,000 in service charges on deposit accounts were noted. Partially offsetting the decreases were increases of $50,000 in fees and commissions earned from brokerage services, $22,000 in trust fees and $14,000 on the net gains on sale of securities.

Gains On Sale of Securities
---------------------------

    Gains on sale of securities were $81,000 for the first quarter of 2002; this compares to gains of $67,000 for the same quarter of 2001. The Company's securities available for sale portfolio is used to maintain its liquidity position; from time to time, securities are sold when deemed prudent by management to adjust the interest rate sensitivity of the Company's balance sheet. During 2001, the Bank restructured portions of its investment portfolio to provide protection in the future from periods of concentrated and extensive security calls.

Gains On Sale of Loans
----------------------

Mortgages sold increased to $26.7 million from $2.6 million for the first quarters of 2002 and 2001, respectively, as the Bank decided to sell residential mortgages when the offering rates were at their lowest. More residential mortgages will be retained in the portfolio going forward. This resulted in gains of $2,000 and $19,000 for the respective quarters.

Operating Expense
-----------------

    Operating expense increased to $11.8 million for the quarter ended March 31, 2002 from $10.7 million for the quarter ended March 31, 2001. Comparing the first quarter, the largest change in operating expense was the $1.0 million increase in salaries, pension and other employee benefits. Total salaries increased approximately $700,000 associated with previously announced plans to increase staffing in certain areas of the Bank. Promotion and merit raises took effect at the beginning of 2002 and accounted for approximately $200,000 of the increase. Benefit costs rose about $300,000 for the first quarter of 2002 compared to the same quarter of 2001 as health insurance, pension expense and unemployment costs all had significant increases.

Non-performing Assets
---------------------

When a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period set forth in the loan contract. While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure or repossession proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss. Once the Company takes legal title to the property, it is classified as other real estate owned and repossessed assets on the Consolidated Statement of Condition.

Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest income. Such loans include potential problem loans where known information about credit problems of borrowers has caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery.

    The following table sets forth information regarding non-performing assets:

                                                   March 31,     Dec. 31,    Sept. 30,     June 30,    March 31,
(Dollars in Thousands)                                  2002         2001         2001         2001         2001
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans                                 $31,813      $42,424      $32,198      $38,945      $34,440
    Residential real estate loans                        842          882        1,365        1,258        1,424
    Commercial real estate loans                       4,342        4,235        3,655        5,496        8,792
    Troubled debt restructured loans
       (primarily commercial-related loans)           19,402       12,255        5,884        7,419       12,254
-------------------------------------------------------------------------------------------------------------------
        Total non-accrual loans                       56,399       59,796       43,102       53,118       56,910
     Consumer accruing loans with
       principal or interest payments
        90 days or more overdue                          736          879          883          892          861
-------------------------------------------------------------------------------------------------------------------
       Total non-performing loans                     57,135       60,675       43,985       54,010       57,771
-------------------------------------------------------------------------------------------------------------------
Other real estate owned and repossessed assets         1,972        2,034        2,471        2,704        2,370
-----------------------------------------------------------------------------------------------------------------
       Total non-performing assets                   $59,107      $62,709      $46,456      $56,714      $60,141
===================================================================================================================

Total non-performing loans to total loans              4.15%         4.09%        2.86%        3.27%        3.22%
=================================================================================================================

Total non-performing assets to total assets            2.87%         3.04%        2.21%        2.65%        2.64%
=================================================================================================================

    In addition to the non-accruing troubled debt restructured loans shown in the above schedule, the Bank also had accruing loans classified as troubled debt restructured loans totaling $7.6 million, $8.8 million, $5.3 million, $2.1 million and $2.6 million at March 31, 2002, December 31, 2001, September 30, 2001, June 30, 2001 and March 31, 2001, respectively. The Bank does not consider these loans to be non-performing.

    Total non-performing assets decreased to $59.1 million, or 2.87% of total assets at March 31, 2002, compared to $62.7 million, or 3.04% of total assets at December 31, 2001. Non-performing loans at March 31, 2002 were $57.1 million, or 4.15% of total gross loans outstanding, compared to $60.7 million, or 4.09% of total gross loans outstanding at December 31, 2001. Non-performing loans decreased $3.5 million, or 5.8% at March 31, 2002, as compared to December 31, 2001, primarily as a result of two commercial loan relationships totaling $10.7 million that had been placed in non-accrual status in the fourth quarter of 2001. Of that $10.7 million, $4.4 million was placed in non-accrual status due to its delinquency status in excess of 90 days. This $4.4 million was brought current as to principal and interest in the first quarter of 2002. In addition, $6.3 million of the $10.7 million, which was a restructured non-accruing loan at December 31, 2001, is now fully performing in accordance with its restructured terms. At March 31, 2002, these outstanding loan balances were considered fully collectible as to principal and interest. Loan charge-offs discussed below also reduced non-performing loans at March 31, 2002. Offsetting these reductions in non-performing loans in the first quarter of 2002 was one commercial loan relationship that the Bank considered a potential problem which had deteriorated. Though the loan was current at March 31, 2002, it was restructured in a troubled debt restructuring that included a charge-off of $4.6 million and the remaining outstanding balance of $13.4 million was placed in non-accrual status. The relationship is included in non-performing loans as a troubled debt restructured loan in non-accrual status.

    Non-performing residential real estate loans totaled $842,000 for 29 loans at March 31, 2001. Non-performing residential real estate loans totaled $882,000 at December 31, 2001.

     At March 31, 2002, non-performing commercial real estate loans totaled $4.3 million and ranged from $107,000 to $2.1 million for 5 loans. At December 31, 2001, non-performing commercial real estate loans were $4.2 million consisting primarily of loans from two relationships of $2.1 million and $1.2 million, respectively, with two customers in the Western New York region.

    Commercial loans that have not been restructured in a troubled debt restructuring and are in non-accrual status totaled $31.8 million at March 31, 2002, and consisted of 111 loans ranging in size from less than $100 to $4.5 million. Non-accrual commercial loans that have not been restructured in a troubled debt restructuring at December 31, 2001 totaled $42.4 million and consisted of 157 individual loans ranging in size from $1,000 to $4.5 million.

    Restructured loans which are also in the non-accrual status (primarily commercial related loans) at March 31, 2002 increased to $19.4 million and consisted of 21 individual loans, ranging in size from $120,000 to $9.2 million. At December 31, 2001, restructured loans which are also in the non-accrual status totaled $12.3 million and consisted of 14 individual loans ranging in size from $329,000 to $6.3 million.

    The Company had $736,000 at March 31, 2002 of consumer loans 90 days or more past due which were accruing interest, as compared to $879,000 at December 31, 2001.

    At March 31, 2002, the loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $63.6 million of which $8.2 million related to loans with no valuation allowance because the loans have been partially written down through charge-offs and $55.4 million related to loans with a corresponding valuation allowance of $12.9 million. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired.

    The Bank continues its progress in reducing delinquent loans, with loans 30-89 days past due at March 31, 2002 totaling $14.4 million, or 1.04% of total gross loans outstanding, compared to $18.1 million, or 1.22% of total gross loans outstanding at December 31, 2001 and $35.6 million, or 1.99% of total gross loans outstanding at March 31, 2001.

    In addition to the non-performing loans shown in the preceding chart, the Bank also has $4.5 million of loans 60 to 89 days past due which are all considered potential problem loans. In addition, there are three relationships that total approximately $32.3 million in outstanding balances that have characteristics that raise concern about the performance of these borrowers in the future. At December 31, 2001, there were 3 borrowers totaling $38 million that exhibited these characteristics. Of that $38.0 million as noted above, one loan was partially charged-off by $4.6 million and restructured and placed in non-accruing. At March 31, 2002, a different relationship was added to this list as the Bank continues to review all loans for the earliest sign that a future problem may exist.

    Other real estate owned and repossessed assets totaled $2.0 million at March 31, 2002 compared to $2.4 million at March 31, 2001. Other real estate owned was $485,000 at March 31, 2002 and $462,000 at March 31, 2001. Repossessed assets totaled $1.5 million at March 31, 2002 and consisted of 122 units (primarily mobile homes and automobiles), and was $1.9 million at March 31, 2001 and consisted of 132 units.

     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                     Quarters Ended
---------------------------------------------------------------------------------------------------------------
                                          March 31,    December 31,   September 30,     June 30,   March 31,
(Dollars in Thousands)                         2002            2001            2001         2001        2001
---------------------------------------------------------------------------------------------------------------
Average gross loans outstanding          $1,435,899      $1,501,986      $1,590,713   $1,732,379  $1,807,179
===============================================================================================================

Allowance at beginning of period            $58,829         $56,905         $55,159      $61,423     $59,291
---------------------------------------------------------------------------------------------------------------

Charge-offs:
     Commercial loans                        10,326           1,686           1,821       11,101       2,080
     Consumer loans                           1,664           2,501           1,856        1,219       1,082
     Residential real estate loans               15              29              30          105          64
     Commercial real estate loans                                                58
 --------------------------------------------------------------------------------------------------------------
          Total loan charge-offs             12,005           4,216           3,765       12,425       3,226
Recoveries                                      761           1,640             961        1,661         684
---------------------------------------------------------------------------------------------------------------
Net charge-offs                              11,244           2,576           2,804       10,764       2,542
---------------------------------------------------------------------------------------------------------------
Provision for loan losses charged
    to operating expenses                     5,200           4,500           4,550        4,500       4,674
---------------------------------------------------------------------------------------------------------------
Allowance at end of period                  $52,785         $58,829         $56,905      $55,159     $61,423
===============================================================================================================

Ratio of net charge-offs to:
     Average gross loans
           outstanding (annualized)            3.13%          0.69%            0.71%        2.49%       0.56%
Ratio of allowance to:
     Non-performing loans                     92.39%         96.96%          129.37%      102.13%     106.32%
     Period-end loans outstanding              3.83%          3.96%            3.70%        3.34%       3.43%

    Net charge-offs were $11.2 million and $2.5 million for the first quarters of 2002 and 2001, respectively. Management continues to review the level of reserves to maintain a level of loan loss reserves that is considered adequate based upon the assessment of the inherent risk of loss in the loan portfolio. At March 31, 2002, the allowance was considered adequate by management.

Sources of Funds
----------------

    Funding for the Company's assets is derived primarily from demand and time deposits as well as long- and short-term borrowings. The competition for core deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities decreased to $1,704.8 million for the three-month period ended March 31, 2002 from $1,959.7 million for the three-month period ended March 31, 2001. The most significant change in interest-bearing liabilities for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001, was a decrease in the average balance of certificates of deposit accounts, which decreased to $695.8 million for the first quarter of 2002 from $1.0 billion for the first quarter of 2001. In the past, to sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds. In conjunction with the Bank's planned reduction in its loan portfolio, the Company was able to decrease higher-cost funds. Certificates of deposits from a money desk decreased to an average balance of $21.3 million in the first quarter of 2002 from a $98.7 million average balance in the same quarter in 2001. The average balance of brokered deposits decreased to $99.6 million for the first quarter of 2002 from $276.6 million for the first quarter of 2001. With the recent declines in interest rates, the overall cost of funds for all certificates of deposits decreased to 4.26% from 6.04% for the first quarter of 2002 to the same period in 2001. Total borrowings increased to an average balance of $317.5 million from $266.6 million for the quarter ended March 31, 2002 compared to the same quarter ended March 31, 2001 as borrowings provided more favorable pricing in many instances. Although there was a decrease in the average rate paid on borrowings for the quarter ended March 31, 2002 to 3.83% from 5.80% for the same quarter in 2001, interest expense on these borrowings increased to $3.0 million for the first quarter of 2002 from $3.9 million for the first quarter of 2001, due to the aforementioned increase in average balance of borrowings.

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

    The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of securities available for sale. At March 31, 2002, the total of approved loan commitments amounted to $37.3 million. Long-term borrowings of $255.9 million are scheduled to mature in the years 2002 through 2019. Retail and brokered certificates of deposit, which are scheduled to mature during the next 12 months, totaled $513.6 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Bank.

    At March 31, 2002, the Bank's Tier I leverage ratio, as defined in regulatory guidelines, was 8.90%, up from 8.74% at December 31, 2001, which exceeds the current requirements for the Bank. At March 31, 2002, the Bank's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 13.91%, up from 12.88% at December 31, 2001, which also exceeds the current requirements for the Bank. The Company continues to work to improve its risk profile and strengthen its capital ratios as is evidenced by the previously mentioned capital ratios.

    The Company's book value per common share was $16.18 at March 31, 2002 compared to $16.19 at December 31, 2001.

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

Forward-Looking Statements
--------------------------

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. The financial services market generally, and the market for the Company's products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions. Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company's financial position and results of operations.

Market Prices and Related Shareholder Matters
----------------------------------------------

    The stock of the Company is listed on The Nasdaq Stock Market's National Market System under the symbol BSBN. As of March 31, 2002, the Company had 2,255 shareholders of record and 9,631,667 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                                          Cash
                                               Price Range           Dividends
-------------------------------------------------------------------------------
2001                                        High            Low
-------------------------------------------------------------------------------
First Quarter                              $20.25         $12.38         $0.25
Second Quarter                             $23.36         $16.63         $0.25
Third Quarter                              $27.00         $21.36         $0.25
Fourth Quarter                             $27.40         $20.85         $0.25

2002
-------------------------------------------------------------------------------
First Quarter                              $30.24         $22.77         $0.25

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

     Based on the Company's latest analysis of asset/liability mix at March 31,2002, management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 200 basis point increase in interest rates over the 12 months ended March 31, 2003 would decrease net interest income for that period by 1.54% or less and that a similar decrease in interest rates would decrease net interest income by 1.29% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various monitors of interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

PART II OTHER INFORMATION



Item 1 - Legal Proceedings
         -----------------
                  Not applicable

Item 2 - Changes in Securities and Use of Proceeds
         -----------------------------------------
                  Not applicable

Item 3 - Defaults upon Senior Securities
         -------------------------------
                  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  Not applicable

Item 5 - Other Information
         -----------------
                  Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on January 28, 2002 (text of Management's Presentation for January 25, 2002 Analyst Conference Call)

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on February 6, 2002 (Changes in Registrant's Certifying Accountants)

                  Current Report on Form 8-KA, filed with the Securities and Exchange Commission ("SEC") on April 3, 2002 (Changes in Registrant's Certifying Accountants)

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on April 29, 2002 (text of Management's Presentation for April 24, 2002 Analyst Conference Call)

PART II. OTHER INFORMATION


Exhibits
--------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BSB Bancorp, Inc.





Date:    May 15, 2002                 By:   /s/ Howard W. Sharp
       -------------------------          -----------------------------
                                                HOWARD W. SHARP
                                                President
                                                  and Chief Executive Officer

Date:    May 15, 2002                 By:   /s/ Rexford C. Decker
       -------------------------          ----------------------------------
                                                REXFORD C. DECKER
                                                Senior Vice President
                                                  and Chief Financial Officer