Form 10-Q
period 2002-06-30
BSB BANCORP INC
filed 2002-08-14
CIK 830257

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____ to_____

                         Commission File Number: 0-17177

                                BSB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                Delaware                                16-1327860
     -----------------------------                 --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 6, 2002: 9,583,878 shares of common stock, $0.01 par value.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I. FINANCIAL INFORMATION

  Item 1:   Interim Financial Statements (unaudited)

                    Consolidated Statements of Condition
                       June 30, 2002 and December 31, 2001...................................            1

                    Consolidated Statements of Operations
                       Three Months and Six Months
                       Ended June 30, 2002 and June 30, 2001.................................            2

                    Consolidated Statements of Comprehensive Income (Loss)
                       Three Months and Six Months
                       Ended June 30, 2002 and June 30, 2001.................................            3

                    Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 2002 and June 30, 2001......................            4

                    Consolidated Statements of Changes in Shareholders' Equity
                       Six Months Ended June 30, 2002 and June 30, 2001......................            5

                    Notes to Unaudited Interim Consolidated Financial Statements.............          6-7

  Item 2:   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................         8-19

  Item 3:   Quantitative and Qualitative Disclosures About Market Risk.......................           20

PART II. OTHER INFORMATION

                    Items 1-6................................................................        21-22

                    Signature Page...........................................................           23

Item 1

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                             June 30,    December 31,
(In Thousands, Except Share and Per Share Data)                                  2002            2001
-----------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
Cash and due from banks                                                  $     49,531    $     56,272
Federal funds sold                                                             15,600              --
-----------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                  65,131          56,272

Investment securities available for sale, at fair value                       637,054         487,685
Investment securities held to maturity (fair value
 of $13,510 and $13,962, respectively)                                         13,307          13,774
Federal Home Loan Bank of New York stock                                       14,395          15,071
Loans held for sale                                                             2,108           9,860
Loans:
    Commercial                                                                612,400         750,552
    Consumer                                                                  345,383         378,354
    Real estate                                                               360,318         355,801
-----------------------------------------------------------------------------------------------------
       Total loans                                                          1,318,101       1,484,707
       Net deferred costs                                                       1,018             802
       Allowance for loan losses                                              (56,988)        (58,829)
-----------------------------------------------------------------------------------------------------
           Net loans                                                        1,262,131       1,426,680

Bank premises and equipment                                                    15,104          14,879
Accrued interest receivable                                                    10,565          10,502
Other real estate and repossessed assets                                        4,872           2,034
Intangible assets                                                                 646             829
Other assets                                                                   32,911          25,351
-----------------------------------------------------------------------------------------------------
                                                                         $  2,058,224    $  2,062,937
=====================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Due to depositors                                                        $  1,522,901    $  1,496,937
Borrowings                                                                    335,837         360,251
Other liabilities                                                              13,501          19,924
Company obligated mandatorily preferred
 securities of subsidiaries, holding
 solely junior subordinated debentures of the Company                          39,000          30,000
-----------------------------------------------------------------------------------------------------
       Total liabilities                                                    1,911,239       1,907,112

Shareholders' Equity:
    Preferred Stock, par value $0.01 per share;
     authorized 2,500,000 shares; none issued                                      --              --
    Common Stock, par value $0.01 per share;
     authorized 30,000,000 shares; 11,640,238
     and 11,535,500 shares issued                                                 116             115
    Additional paid-in capital                                                 41,078          39,331
    Undivided profits                                                         131,807         142,748
    Accumulated other comprehensive income                                      7,115           2,520
    Treasury stock, at cost: 2,056,360 and 1,907,934 shares                   (33,131)        (28,889)
-----------------------------------------------------------------------------------------------------
       Total shareholders' equity                                             146,985         155,825
-----------------------------------------------------------------------------------------------------
                                                                         $  2,058,224    $  2,062,937
=====================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                June 30,
(In Thousands, Except Per Share Data)                          2002         2001        2002         2001
---------------------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                            $  24,337    $  36,353   $  50,655    $  75,410
    Interest on federal funds sold                              129          153         242          172
    Interest on investment securities                         8,697        6,052      15,816       12,716
    Interest on loans held for sale                              30           43         179           50
---------------------------------------------------------------------------------------------------------
       Total interest income                                 33,193       42,601      66,892       88,348
---------------------------------------------------------------------------------------------------------
Interest expense:
    Interest on savings deposits                                661        1,102       1,309        2,177
    Interest on time accounts                                 6,886       13,144      14,300       28,496
    Interest on money market deposit accounts                 1,578        3,071       3,062        7,179
    Interest on NOW accounts                                    221          389         482          769
    Interest on borrowed funds                                3,233        3,574       6,270        7,436
    Interest on mandatorily redeemable
     preferred securities of subsidiaries                       728          609       1,337        1,219
---------------------------------------------------------------------------------------------------------
       Total interest expense                                13,307       21,889      26,760       47,276
---------------------------------------------------------------------------------------------------------
Net interest income                                          19,886       20,712      40,132       41,072
Provision for loan losses                                    26,720        4,500      31,920        9,174
---------------------------------------------------------------------------------------------------------
Net interest (loss) income after
 provision for loan losses                                   (6,834)      16,212       8,212       31,898
---------------------------------------------------------------------------------------------------------
Non-interest income:
    Service charges on deposit accounts                       1,245        1,287       2,488        2,574
    Checkcard interchange fees                                  359          325         682          613
    Mortgage servicing fees                                     246          292         458          583
    Fees and commissions-brokerage services                     299          152         551          354
    Trust fees                                                  366          381         719          712
    Gains on sale of securities, net                             94           19         175           86
    Gain on sale of branch office, net                            -          299           -          299
    Gain on sale of credit card portfolio, net                    -            -       1,806            -
    Other charges, commissions and fees                         563          802       1,142        1,454
---------------------------------------------------------------------------------------------------------
       Total non-interest income                              3,172        3,557       8,021        6,675
---------------------------------------------------------------------------------------------------------
Operating expense:
    Salaries, pensions and other employee benefits            6,361        5,419      12,747       10,774
    Building occupancy                                        1,056        1,038       2,136        2,176
    Advertising and promotion                                   593          295         767          409
    Professional fees                                           867          452       1,376          955
    Data processing costs                                     1,553        1,308       2,983        2,662
    Services                                                    694          846       1,491        1,558
    Amortization of intangible assets                            91           96         182          193
    Conversion expenses                                         387            -         387            -
    Other real estate owned and
     repossessed asset expenses, net                            448           85         614          146
    Other expenses                                            1,503        1,411       2,714        2,800
---------------------------------------------------------------------------------------------------------
       Total operating expense                               13,553       10,950      25,397       21,673
---------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                           (17,215)       8,819      (9,164)      16,900
Income tax (benefit) expense                                 (6,058)       3,415      (3,051)       6,493
---------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                         $ (11,157)   $   5,404   $  (6,113)   $  10,407
=========================================================================================================
(Loss) earnings per share:
    Basic                                                 $   (1.16)   $    0.54   $   (0.63)   $    1.03
    Diluted                                               $   (1.16)   $    0.53   $   (0.63)   $    1.02
=========================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                June 30,
(Dollars in Thousands)                                         2002         2001         2002         2001
----------------------------------------------------------------------------------------------------------
Net (loss) income                                         $ (11,157)   $   5,404    $  (6,113)   $  10,407

Other comprehensive income (loss):
    Net unrealized gains (losses) on securities
     available for sale                                      10,971         (475)       7,749        5,374
    Reclassification adjustment for net realized
     gains included in net income                               (94)         (19)        (175)         (86)
----------------------------------------------------------------------------------------------------------
    Other comprehensive income (loss),
     before income tax (expense) benefit                     10,877         (494)       7,574        5,288
    Income tax (expense) benefit on other
     comprehensive income (loss)                             (4,372)         207       (2,979)      (2,307)
----------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                 6,505         (287)       4,595        2,981
----------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                               $  (4,652)   $   5,117    $  (1,518)   $  13,388
==========================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30,
(Dollars in Thousands)                                                                2002         2001
-----------------------------------------------------------------------------------------------------------
Operating activities:
    Net (loss) income                                                              $   (6,113)   $   10,407
       Provision for loan losses                                                       31,920         9,174
       Gains on sale of securities, net                                                  (175)          (86)
       Other gains, net                                                                  (170)          (92)
       Depreciation and amortization                                                    1,230         1,333
       Net amortization (accretion)
        of premiums and discounts on investment securities                                348           (95)
       Net accretion of premiums and discounts on loans                                  (216)          (71)
       Sale of loans originated for sale                                               25,318        13,519
       Additional loans originated for sale                                           (15,251)       (4,010)
       Writedowns of other real estate owned and repossessed assets                       331            11
       Net change in other assets and liabilities                                     (17,026)       (1,841)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                       20,196        28,249
-----------------------------------------------------------------------------------------------------------
Investing activities:
    Proceeds from calls of held to maturity investment securities                       1,623           671
    Purchases of held to maturity investment securities                                (1,821)       (1,332)
    Principal collected on held to maturity investment securities                         667           289
    Proceeds from sales of available for sale investment securities                    59,867        81,132
    Purchases of available for sale investment securities                            (248,534)      (67,908)
    Principal collected on available for sale investment securities                    47,374        16,966
    Net reduction in loans receivable                                                 125,464       160,636
    Proceeds from sale of other real estate owned and repossessed assets                1,924         1,244
    Capital expenditures, net                                                          (1,264)         (964)
-----------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                            (14,700)      190,734
-----------------------------------------------------------------------------------------------------------
Financing activities:
    Net change in demand deposits, NOW accounts, savings
     accounts and money market deposit accounts                                        34,498       (46,943)
    Net change in time deposits                                                        (8,534)     (174,263)
    Net change in short-term borrowings                                               (54,392)      (68,090)
    Proceeds from long-term borrowings                                                 30,000       120,000
    Repayments of long-term borrowings                                                    (22)          (17)
    Net proceeds from issuance of trust preferred securities                           10,000             -
    Repurchase of trust preferred securities                                             (865)            -
    Proceeds from exercise of stock options                                             1,748           112
    Purchases of treasury stock                                                        (4,242)       (7,630)
    Dividends paid                                                                     (4,828)       (5,055)
-----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                              3,363      (181,886)
-----------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                                            8,859        37,097
Cash and cash equivalents at beginning of period                                       56,272        68,630
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   65,131    $  105,727
===========================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest credited on deposits and paid on borrowings                        $   28,481    $   47,649
       Income taxes                                                                $    5,737    $    8,089
-----------------------------------------------------------------------------------------------------------
    Non-cash investing activity:
       Transfers from loans to other real estate owned                             $    5,362    $      366
       Adjustment of available for sale investment securities
        to fair value, net of tax                                                  $    4,595    $    2,981
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (In Thousands, Except Share and Per Share Data)

                                                                               Accumulated
Six Months Ended                   Number of          Additional                  Other
June 30,                            Shares     Common   Paid-In    Undivided   Comprehensive   Treasury
2001                                Issued      Stock   Capital     Profits   (Loss) Income      Stock      Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000     11,503,272    $ 115   $ 38,789   $ 132,277     $ (1,912)     $ (13,484)  $ 155,785
Net income                                                           10,407                                  10,407
Other comprehensive income                                                         2,981                      2,981
Stock options exercised               8,525                 112                                                 112
Cash dividend paid on common
 stock ($0.50 per share)                                             (5,055)                                 (5,055)
Treasury stock purchased                                                                         (7,630)     (7,630)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001         11,511,797    $ 115   $ 38,901   $ 137,629     $  1,069      $ (21,114)  $ 156,600
===================================================================================================================

Six Months Ended
June 30,
2002
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001     11,535,500    $ 115   $ 39,331   $ 142,748     $  2,520      $ (28,889)  $ 155,825
Net loss                                                             (6,113)                                 (6,113)
Other comprehensive income                                                         4,595                      4,595
Stock options exercised             104,738        1      1,747                                               1,748
Cash dividend paid on common
 stock ($0.50 per share)                                             (4,828)                                 (4,828)
Treasury stock purchased                                                                         (4,242)     (4,242)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002         11,640,238    $ 116   $ 41,078   $ 131,807     $  7,115      $ (33,131)  $ 146,985
===================================================================================================================

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

(1) In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods' financial statements are reclassified whenever necessary to conform to the current period's presentation. The December 31, 2001 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company's 2001 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2001 Annual Report to Shareholders.
(2) Basic earnings or loss per share and diluted loss per share are computed based on the weighted average shares outstanding. Diluted earnings per share are computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period, computed using the treasury stock method.
     The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the quarters and six months ended June 30, 2002 and 2001, respectively.

     Quarters ended June 30,        Net (Loss) Income        Weighted Average Shares    (Loss) Earnings Per Share
     ------------------------------------------------------------------------------------------------------------
     2002
     Basic loss per share                   $ (11,157)                     9,608,067                      $ (1.16)
     Dilutive effect of stock options
     ------------------------------------------------------------------------------------------------------------
     Diluted loss per share                 $ (11,157)                     9,608,067                      $ (1.16)
     ============================================================================================================

     Anti-dilutive stock options                                           1,036,555
     ============================================================================================================

     2001
     Basic earnings per share               $   5,404                      9,977,382                      $  0.54
     Dilutive effect of stock options                                        125,635
     ------------------------------------------------------------------------------------------------------------
     Diluted earnings per share             $   5,404                     10,103,017                      $  0.53
     ============================================================================================================

     Anti-dilutive stock options                                             277,602
     ============================================================================================================

     Six months ended June 30,      Net (Loss) Income        Weighted Average Shares    (Loss) Earnings Per Share
     ------------------------------------------------------------------------------------------------------------
     2002
     Basic loss per share                   $  (6,113)                     9,629,217                      $ (0.63)
     Dilutive effect of stock options
     ------------------------------------------------------------------------------------------------------------
     Diluted loss per share                 $  (6,113)                     9,629,217                      $ (0.63)
     ============================================================================================================

     Anti-dilutive stock options                                           1,036,555
     ============================================================================================================

     2001
     Basic earnings per share               $  10,407                     10,085,473                      $  1.03
     Dilutive effect of stock options                                         99,182
     ------------------------------------------------------------------------------------------------------------
     Diluted earnings per share             $  10,407                     10,184,655                      $  1.02
     ============================================================================================================

     Anti-dilutive stock options                                             472,157
     ============================================================================================================

     For the quarter and six-month period ended June 30, 2002, all stock options are anti-dilutive because the Company had a net loss for these periods.

(3) The Company has a subsidiary business trust, BSB Capital Trust I, L.L.C. ("Trust I"), formed in the third quarter of 1998 for the purpose of issuing preferred securities. Trust I issued at par $30.0 million of 8.125% preferred securities. The preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The Company's guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable, and unconditional guarantee by the Company of the securities issued by Trust I. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I.
     During the second quarter of 2002, the Company formed a subsidiary business trust, BSB Capital Trust II, L.L.C. ("Trust II"), for the purpose of issuing preferred securities. Trust II issued $10.0 million of floating-rate, non-voting, preferred securities, maturing in 2032 and guaranteed by the Company. The entire net proceeds to Trust II from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust II. Proceeds from the issuance of these securities will be used for general corporate purposes.
(4) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes Accounting Principles Board ("APB") No. 16, "Business Combinations," and requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting. SFAS No. 141 did not change many of the provisions of APB No. 16 related to the application of the purchase method. However, SFAS No. 141 does specify criteria for recognizing intangible assets separate from goodwill and requires additional disclosures regarding business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.
          SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis based upon guidelines specified in the Statement. SFAS No. 142 requires that goodwill be evaluated for impairment no later than December 31, 2002, and annually thereafter. The Company adopted SFAS No. 142 on January 1, 2002. At June 30, 2002, the Company has an intangible asset with a carrying amount of $646,000 (original amount of $3,444,000, net of accumulated amortization of $2,798,000) related to the acquisition of two branches and their related deposits. This intangible asset is within the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and is currently excluded from the scope of SFAS No. 142 (see below). The amortization expense related to this intangible asset totaled $91,000 for the quarter ended June 30, 2002 and $97,000 for the quarter ended June 30, 2001. The amortization expense related to this intangible asset totaled $182,000 for the six months ended June 30, 2002 and $193,000 for the six months ended June 30, 2001.
          As of June 30, 2002, the remaining amortization period for this intangible asset is less than 2 years. This intangible asset is being amortized on a straight-line basis. The estimated annual amortization expense is $364,000 for the year ending December 31, 2002, $341,000 for 2003 and $123,000 for 2004. The unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, is currently amortized to expense under SFAS No. 72. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should continue to be amortized or instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. In an exposure draft of a proposed statement issued in May 2002, the FASB made a preliminary decision for transition that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Company does not meet the criteria above to cease amortization of the unidentifiable intangible asset. Therefore, if the exposure draft is finalized in its proposed form, the Company will be required to continue amortizing this intangible asset, and, accordingly, did so for the six-month period ended June 30, 2002.

Item 2 -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    BSB Bancorp, Inc. ("BSB" or the "Company"), holding company for BSB Bank & Trust Company (the "Bank"), had a net loss for the quarter ended June 30, 2002 of $11.2 million, or $1.16 per diluted share, compared to net income of $5.4 million, or $0.53 per diluted share for the same period of 2001. The net loss for the six months ended June 30, 2002 was $6.1 million, or $0.63 per diluted share, compared to net income of $10.4 million, or $1.02 per diluted share for the six months ended June 30, 2001.
    On July 22, 2002, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on September 10, 2002 to shareholders of record at the close of business on August 23, 2002.

Consolidated Financial Condition

    Previously, the Company announced plans to reduce its total loan portfolio, in particular commercial and industrial ("C&I") loans, and to focus on improving credit quality. As a result, total assets of the Company decreased to $2,058.2 million at June 30, 2002 from $2,062.9 million at December 31, 2001. During the first six months of 2002, the commercial loan portfolio had a net decrease of $138.2 million to $612.4 million at June 30, 2002 from $750.6 million at December 31, 2001. Approximately $33.4 million of this reduction was the result of loan charge-offs (see "Non-performing Assets"), as well as a lower level of new originations, with the remainder of the reduction in commercial loans due to principal reductions and loan pay-offs. The Company originated $60.1 million of commercial loans during the first six months of 2002 compared to $50.6 million for the comparative period in 2001.
    Consumer loans decreased to $345.4 million at June 30, 2002 from $378.4 million at December 31, 2001, with a $10.7 million reduction associated with the sale of the Company's credit card portfolio in the first quarter of 2002. New originations of consumer loans decreased to $72.6 million for the first six months of 2002 from $80.1 million for the comparable period in 2001. Consumer loan charge-offs (see "Non-performing Assets") provided an additional $2.1 million reduction, and the remainder of the overall reduction was due to regular amortization and pay-offs during the period. Real estate loans, which include both residential and commercial, increased to $360.3 million at June 30, 2002 from $355.8 million at December 31, 2001. During the first six months of 2002, the Company originated $71.4 million of real estate loans, partially offset by the sale of $22.9 million of residential real estate loans.
    The changes in the composition of the Bank's assets, including both the levels and types of loans, are a component of the Bank's overall strategy to improve the mix of loans and to reduce credit risk. Investment securities increased to $664.8 million at June 30, 2002 from $516.5 million at December 31, 2001 primarily due to the increased cashflow from the reduction of loans.
    In the past, to sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds. In conjunction with the Bank's planned reduction in its loan portfolio, the Company was able to decrease higher-cost funds. Total deposits remained relatively stable at $1,522.9 million at June 30, 2002 compared to $1,496.9 million at December 31, 2001. With decreased pressure on funding sources, the Bank has continued to reduce the levels of higher cost funds, with a decrease from December 31, 2001 to June 30, 2002 in brokered certificates of deposit of $37.5 million. The Company's borrowings decreased to $335.8 million at June 30, 2002 from $360.3 million at December 31, 2001. Borrowings at June 30, 2002 included $272.9 million of Federal Home Loan Bank advances. The remaining $62.9 million was primarily comprised of $45.8 million of securities sold under agreements to repurchase and use of a $15 million line of credit. These borrowings, along with deposits, are used to fund the Company's lending and investment activities.
    During the second quarter, the Company formed a subsidiary, BSB Capital Trust II, L.L.C. ("Trust II"), for the purpose of issuing preferred securities. Trust II issued $10.0 million of floating-rate securities priced at six-month LIBOR plus 370 basis points. The rate on the securities resets every six months. The preferred securities are non-voting, maturing in 2032 and guaranteed by the Company. The Company's guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable and unconditional guarantee by the Company of the securities issued by Trust II. The entire net proceeds to Trust II from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust II. The proceeds from the issuance of these securities will be used for general corporate purposes. Also during the quarter, $1.0 million of BSB Capital Trust I preferred securities were redeemed at a net gain of approximately $90,000.
    Total shareholders' equity decreased in the first six months of 2002. Decreases are attributed to the $6.1 million net loss for the period, cash dividends paid of $4.8 million, as well as treasury stock purchases of $4.2 million. The treasury stock purchases were part of a stock repurchase program authorized by the Company's Board of Directors in August 2001. The program authorized the repurchase of up to 500,000 shares of the Company's common stock, and the Board extended the program on December 17, 2001 for six months. During the six months ended June 30, 2002, the Company had repurchased 145,000 shares.

Results of Operations

    The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's operating results also are affected by the provision for loan losses, operating expenses, income taxes, the level of other income, including gains or losses on sale of loans and securities, and other fees.
    The following tables set forth, for the periods indicated, information regarding (i) the Company's average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets,
(vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities. Average balances are based on daily balances. Loan balances include non-accrual loans. Securities available for sale are shown at average amortized cost. No tax equivalent adjustments were made, as the effect is not significant.

                                                                   Three Months Ended June 30,
----------------------------------------------------------------------------------------------------------------
                                                             2002                                2001
----------------------------------------------------------------------------------------------------------------
                                                 Average              Yield/       Average                Yield/
(Dollars in Thousands)                           Balance   Interest     Rate       Balance     Interest     Rate
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Commercial loans                         $   651,605   $ 10,654     6.54%  $   936,268     $ 19,171     8.19%
    Consumer loans:
       Personal-direct                            60,607      1,306     8.62        60,631        1,459     9.63
       Personal-indirect                         252,856      5,163     8.17       303,837        6,786     8.93
       Other (1)                                  36,592        516     5.64        47,778        1,218    10.20
----------------------------------------------------------------------------------------------------------------
          Total consumer loans                   350,055      6,985     7.98       412,246        9,463     9.18
----------------------------------------------------------------------------------------------------------------
    Real estate loans:
       Residential-fixed                         169,767      2,950     6.95       138,141        2,535     7.34
       Commercial-fixed                           15,741        316     8.03         9,121          192     8.42
       Residential-adjustable                     71,475      1,179     6.60        84,331        1,689     8.01
       Commercial-adjustable                     108,254      2,253     8.32       153,219        3,303     8.62
----------------------------------------------------------------------------------------------------------------
          Total real estate loans                365,237      6,698     7.34       384,812        7,719     8.02
----------------------------------------------------------------------------------------------------------------
    Investment securities (2)                    617,233      8,697     5.64       400,951        6,052     6.04
    Loans held for sale                            1,792         30     6.70         1,199           43    14.35
    Federal funds sold                            29,836        129     1.73        14,985          153     4.08
----------------------------------------------------------------------------------------------------------------
              Total  interest-earning assets   2,015,758   $ 33,193     6.59%    2,150,461     $ 42,601     7.92%
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (53,815)                          (62,436)
Non-interest-earning assets                      103,247                           111,685
----------------------------------------------------------------------------------------------------------------
          Total assets                       $ 2,065,190                       $ 2,199,710
================================================================================================================
Interest-bearing liabilities:
    Deposits:
       Savings                               $   177,591   $    661     1.49%  $   163,604     $  1,102     2.70%
       Money market                              390,618      1,578     1.62       365,168        3,071     3.36
       Certificates of deposit                   687,374      6,886     4.01       921,738       13,144     5.70
       NOW                                       122,539        221     0.72       110,115          389     1.41
----------------------------------------------------------------------------------------------------------------
        Total deposits                         1,378,122      9,346     2.71     1,560,625       17,706     4.54
    Borrowings                                   328,898      3,233     3.93       282,135        3,574     5.07
    Manditorily reedeemable
     preferred securities                         38,099        728     7.64        30,000          609     8.12
----------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities   1,745,119   $ 13,307     3.05%    1,872,760     $ 21,889     4.68%
----------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                  15,140                            24,534
Commercial checking                              145,823                           145,062
Shareholders' equity                             159,108                           157,354
----------------------------------------------------------------------------------------------------------------
          Total liabilities and
           shareholders' equity              $ 2,065,190                       $ 2,199,710
================================================================================================================

Net interest income/net interest rate spread               $ 19,886     3.54%                  $ 20,712     3.24%
================================================================================================================
Net earning assets/net interest rate margin  $   270,639                3.95%  $   277,701                  3.85%
================================================================================================================
Ratio of interest-earning assets to
 interest-bearing liabilities                                          1.16X                               1.15X
================================================================================================================

(1) Other loans include passbook, overdraft, credit cards, checkcard reserve and student loans.
(2) Investment securities include securities available for sale, securities held to maturity, and Federal Home Loan Bank of New York stock.

                                                                   Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------
                                                               2002                                2001
----------------------------------------------------------------------------------------------------------------
                                                 Average               Yield/      Average                 Yield/
(Dollars in Thousands)                           Balance   Interest     Rate       Balance     Interest     Rate
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Commercial loans                         $   680,858   $ 22,362     6.57%  $   960,810     $ 40,551     8.44%
    Consumer loans:
       Personal-direct                            60,777      2,646     8.71        62,215        2,994     9.62
       Personal-indirect                         256,547     10,823     8.44       310,651       13,823     8.90
       Other (1)                                  42,304      1,482     7.01        48,868        2,595    10.62
----------------------------------------------------------------------------------------------------------------
          Total consumer loans                   359,628     14,951     8.31       421,734       19,412     9.21
----------------------------------------------------------------------------------------------------------------
    Real estate loans:
       Residential-fixed                         163,449      5,732     7.01       136,672        5,085     7.44
       Commercial-fixed                           16,550        673     8.13         9,718          413     8.50
       Residential-adjustable                     71,611      2,396     6.69        86,567        3,520     8.13
       Commercial-adjustable                     109,611      4,541     8.29       154,965        6,429     8.30
----------------------------------------------------------------------------------------------------------------
          Total real estate loans                361,221     13,342     7.39       387,922       15,447     7.96
----------------------------------------------------------------------------------------------------------------
    Investment securities (2)                    563,167     15,816     5.62       411,021       12,716     6.19
    Loans held for sale                            5,375        179     6.66           617           50    16.21
    Federal funds sold                            27,553        242     1.76         8,286          172     4.15
----------------------------------------------------------------------------------------------------------------
              Total  interest-earning assets   1,997,802   $ 66,892     6.70%    2,190,390     $ 88,348     8.07%
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses                        (56,460)                          (61,440)
Non-interest-earning assets                      104,400                           111,221
----------------------------------------------------------------------------------------------------------------
          Total assets                       $ 2,045,742                       $ 2,240,171
================================================================================================================
Interest-bearing liabilities:
    Deposits:
       Savings                               $   173,001   $  1,309     1.51%  $   162,713     $  2,177     2.68%
       Money market                              380,602      3,062     1.61       370,332        7,179     3.88
       Certificates of deposit                   691,574     14,300     4.14       969,204       28,496     5.88
       NOW                                       122,611        482     0.79       109,357          769     1.41
----------------------------------------------------------------------------------------------------------------
        Total deposits                         1,367,788     19,153     2.80     1,611,606       38,621     4.79
----------------------------------------------------------------------------------------------------------------
    Borrowings                                   323,216      6,270     3.88       274,397        7,436     5.42
    Manditorily reedeemable
     preferred securities                         34,072      1,337     7.85        30,000        1,219     8.13
----------------------------------------------------------------------------------------------------------------
          Total interest-bearing liabilities   1,725,076   $ 26,760     3.10%    1,916,003     $ 47,276     4.93%
----------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                  16,857                            24,218
Commercial checking                              145,054                           142,406
Shareholders' equity                             158,755                           157,544
----------------------------------------------------------------------------------------------------------------
Total liabilities
 and shareholders' equity                    $ 2,045,742                       $ 2,240,171
================================================================================================================
Net interest income/net interest rate spread               $ 40,132     3.60%                  $ 41,072     3.14%
================================================================================================================
Net earning assets/net interest rate margin  $   272,726                4.02%  $   274,387                  3.75%
================================================================================================================
Ratio of interest-earning assets to
 interest-bearing liabilities                                          1.16X                               1.14X
================================================================================================================

(1) Other loans include passbook, overdraft, credit cards, checkcard reserve and student loans.
(2) Investment securities include securities available for sale, securities held to maturity, and Federal Home Loan Bank of New York stock.

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                  2002 Compared to 2001                 2002 Compared to 2001
                                                  Increase (Decrease)                   Increase (Decrease)
(Dollars in Thousands)                       Volume        Rate         Net         Volume       Rate        Net
----------------------------------------------------------------------------------------------------------------
Interest income on interest-earning assets:
    Commercial loans                       $ (5,123)   $ (3,394)   $ (8,517)     $ (10,332) $  (7,857) $ (18,189)
    Consumer loans                           (1,328)     (1,150)     (2,478)        (2,681)    (1,780)    (4,461)
    Real estate loans                          (383)       (638)     (1,021)        (1,032)    (1,073)    (2,105)
    Investment securities                     5,213      (2,568)      2,645          6,235     (3,135)     3,100
    Other interest-earning assets               545        (582)        (37)           535       (336)       199
----------------------------------------------------------------------------------------------------------------
       Total                               $ (1,076)   $ (8,332)   $ (9,408)     $  (7,275) $ (14,181) $ (21,456)
================================================================================================================

Interest expense on interest-bearing
 liabilities:
    Deposits                               $ (1,880)   $ (6,480)   $ (8,360)     $  (5,197) $ (14,271) $ (19,468)
    Borrowings                                2,980      (3,202)       (222)         3,130     (4,178)    (1,048)
----------------------------------------------------------------------------------------------------------------
       Total                                  1,100      (9,682)     (8,582)        (2,067)   (18,449)   (20,516)
----------------------------------------------------------------------------------------------------------------
           Net interest income             $ (2,176)   $  1,350    $   (826)     $  (5,208) $   4,268  $    (940)
================================================================================================================

Interest Income

    The rapid decrease in the Bank's commercial loan Prime Rate during 2001 has driven the overall yield on earning assets lower into the year 2002. Most average balances for the three-month and six-month periods ended June 30, 2002 declined from the same periods in 2001 as the Bank continued to reduce its total loan portfolio and, in particular, commercial loans, and to focus on improving asset quality. These lower balances contributed to the lower levels of interest income from commercial loans. The average balance of commercial loans decreased $284.7 million from the second quarter of 2001 to $651.6 million for the second quarter of 2002. The average yield on commercial loans decreased to 6.54% for the second quarter of 2002 from 8.19% for the second quarter of 2001. The decline in yield on commercial loans has also been impacted by the level of non-accruing loans.
    The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, was affected more significantly by declines in volume for the three-month and six-month periods ended June 30, 2002 when compared to the same periods in 2001. The competition for consumer loans remained high during the first six months of 2002 as the average balance of many of the consumer loan products fell compared to the same periods of 2001. Sales, amortization, pay-offs and charge-offs of consumer loans exceeded new originations by approximately $33.0 million for year-to-date 2002. The Bank has curtailed its origination of most indirect consumer loans to focus more on residential and commercial real estate loans. The average balance of all consumer loans decreased $62.2 million to $350.1 million for the quarter ended June 30, 2002 from $412.2 million for the quarter ended June 30, 2001, with a decrease in yield on these assets to 7.98% for the three months ended June 30, 2002 from 9.18% for the three months ended June 30, 2001. A similar pattern has been sustained for the six-month periods ended June 30, 2002 and 2001 as the average balance of all consumer loans decreased $62.1 million to $359.6 million for the six months ended June 30, 2002 from $421.7 million for the six months ended June 30, 2001, with a decrease in yield on these assets to 8.31% for the six months ended June 30, 2002 from 9.21% for the six months ended June 30, 2001.
    The average balance of real estate loans, which includes both residential and commercial real estate loans, decreased $19.6 million to $365.2 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The lower average balances of these loans for the comparative quarters accompanied by the decrease in yield to 7.34% from 8.02% for the comparable period in 2001, resulted in a decrease of $1.0 million in interest income from real estate loans to $6.7 million. The six-month period reflected a decrease in yield to 7.39% from 7.96% for the comparable period in 2001, resulting in a net decrease of $2.1 million in interest income from real estate loans to $13.3 million. The Bank continues to originate residential mortgage loans principally with fixed rates, and the Bank expects to retain the majority of the current production of the residential mortgages originated in its portfolio to provide a more diverse mix of assets on its balance sheet.

    The average balance of investment securities increased to $617.2 million for the second quarter of 2002 from $401.0 million for the second quarter of 2001, and increased to $563.2 million for the six months ended June 30, 2002 from $411.0 million for the six months ended June 30, 2001. As the balances of many of the loan portfolios declined, especially commercial loans, liquidity was re-deployed into investment securities, mainly mortgage-backed securities. This increase in average balances was partially offset by the decrease in the yields on investment securities for the quarter ended June 30, 2002 to 5.64% from 6.04% for the quarter ended June 30, 2001, and the decrease in yields for the six months ended June 30, 2002 to 5.62% from 6.19% for the six months ended June 30, 2001, and resulted in increased interest income on investment securities to $8.7 million from $6.1 million for the comparative quarters, and increased to $15.8 million from $12.7 million for the six-month periods ended June 30, 2002 and 2001, respectively.
    The Company's interest income on interest-earning assets decreased to $33.2 million for the quarter ended June 30, 2002 from $42.6 million for the quarter ended June 30, 2001. The decrease in the quarterly interest income was the result of the combination of the decrease in the average balance of interest-earning assets to $2,015.8 million from $2,150.5 million for the quarters ended June 30, 2002 and June 30, 2001, respectively, and the decrease in the average yield on interest-earning assets to 6.59% from 7.92% for the quarters ended June 30, 2002 and 2001, respectively. Similarly, the year-to-date interest income was the result of the decrease in average yield from 8.07% to 6.70%, as well as the decrease in the average balance of interest-earning assets to $1,997.8 million from $2,190.4 million for the six-month periods ended June 30, 2002 and 2001.

Interest Expense

    Total interest expense decreased by $8.6 million for the quarter ended June 30, 2002 as compared to the same period in 2001. The average balance of all interest-bearing liabilities decreased to $1,745.1 million for the quarter ended June 30, 2002 from $1,872.8 million for the quarter ended June 30, 2001, accompanied by a decrease in the average rate paid on all interest-bearing liabilities to 3.05% from 4.68% during the respective periods. The average balance of deposits decreased to $1,378.1 million during the same period in 2002 from $1,560.6 million during the three months ended June 30, 2001. This average balance decrease and the decrease in the cost of deposits led to the decrease in interest expense on deposits to $9.3 million for the second quarter of 2002 from $17.7 million for the second quarter of 2001. One of the largest changes to occur was a decline in the average balance of brokered certificates of deposit. As the Bank looked to reduce higher-costing deposits, the average balance of brokered certificates of deposit declined from $232.3 million for the quarter ended June 30, 2001 to $72.4 million for the quarter ended June 30, 2002. Another component of the change in interest-bearing liabilities was the increase in the average balance of borrowings to $328.9 million for the three months ended June 30, 2002 from $282.1 million for the three months ended June 30, 2001. This increase in average balance was accompanied by a decrease in the rate paid on borrowings to 3.93% from 5.07% during the respective three-month periods as borrowing costs decreased to $3.2 million for the three months ended June 30, 2002. With the average balance of deposit accounts tied to short-term money-market indices increasing to $390.6 million for the quarter ended June 30, 2002 from $365.2 million for the quarter ended June 30, 2001, these deposits, which reprice in conjunction with changes in short-term rates, have shown a decline in their cost to 1.44% for the second quarter of 2002 from 2.99% for the second quarter of 2001. This decline has provided some relief from the cost of certificates of deposit, which by their nature, are longer term and generally have comparatively higher rates than other deposit types. Certificates of deposit reflect a decrease in average balances to $687.4 million for the three-month period ended June 30, 2002 from $921.7 million for the three-month period ended June 30, 2001. The benefit from lower interest rates will continue to be felt over future periods as the certificates of deposit continue to mature and reprice. However, given that the volume of certificates of deposit to reprice at these lower rates will be less than in previous periods, the future benefit related to these repricings will not be as significant as in the past several quarters.
    Parallel trends in interest-bearing liabilities were evident in the six-month periods ended June 30, 2002 and 2001, respectively. Interest-bearing liabilities have reflected a decrease in average balances to $1,725.1 million for the six-month period ended June 30, 2002 from $1,916.0 million for the six-month period ended June 30, 2001. Concurrently, a decrease in the average rate paid on all interest-bearing liabilities to 3.10% from 4.93% occurred during the respective periods. The average balance of deposits decreased to $1,367.8 million during the same period in 2002 from $1,611.6 million during the six months ended June 30, 2001. This average balance decrease and the decrease in the cost of deposits were major factors contributing to the decrease in interest expense on deposits to $19.2 million for the six-month period ended June 30, 2002 from $38.6 million for the six-month period ended June 30, 2001. Another component of the change in interest-bearing liabilities was the increase in the average balance of borrowings to $323.2 million for the six months ended June 30, 2002 from $274.4 million for the six months ended June 30, 2001. This increase in average balance was accompanied by a decrease in the rate paid on borrowings to 3.88% from 5.42% during the respective six-month periods as borrowing costs decreased to $6.3 million for the three months ended June 30, 2002.

With the average balance of deposit accounts tied to short-term money-market indices increasing to $380.6 million for the six months ended June 30, 2002 from $370.3 million for the six months ended June 31, 2001, these deposits, which reprice in conjunction with changes in short-term rates, have shown a decline in their cost to 1.61% for the six months ended June 30, 2002 from 3.88% for the six month ended June 30, 2001. Certificates of deposit reflect a decrease in average balances to $691.6 million for the six-month period ended June 30, 2002 from $969.2 million for the six-month period ended June 30, 2001.
    The Bank's margin has increased 10 basis points to 3.95% for the second quarter of 2002 compared to the margin of 3.85% for the second quarter of 2001, and has increased 27 basis points to 4.02% for the six months ended June 30, 2002 compared to the margin of 3.75% for the six months ended June 30, 2001. The improvements were attributable to the Bank's ability to lower its cost of funds more rapidly than asset yields declined.

Provision for Loan Losses

    The provision for loan losses increased to $26.7 million from $4.5 million for the quarters ended June 30, 2002 and June 30, 2001, respectively, and increased to $31.9 million from $9.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The allowance for loan losses decreased to $57.0 million as of June 30, 2002, compared to $58.8 million as of December 31, 2001 and increased from $55.2 million at June 30, 2001. See "Non-performing Assets".
    The significant second quarter 2002 provision reflects specific circumstances affecting individual borrowers and our analysis during the quarter of other borrowers whose reported financial results reveal further deterioration of collateral and repayment ability. Approximately $13 million of the second quarter provision related specifically to five borrowers, each of which is experiencing major operational difficulties, resulting in eroding collateral values and repayment ability. Another $8 million of the provision relates to 29 borrowers reporting deteriorating trends in earnings or asset values. The remainder of the provisioning is the result of deterioration in the risk grades in the commercial and industrial loan portfolio, as well as increased loan charge-off experience.
    Management maintains the allowance for loan losses at an amount sufficient to cover the level of estimated losses inherent in the loan portfolio. The inherent risk of loss in the loan portfolio is estimated based on a quarterly review of the loan portfolio and its specific problem loans, historic loss experience and other factors that management believes are pertinent to the determination of the allowance. These factors include the risks inherent in specific types of loans, an analysis of the collateral associated with certain loans and the economic conditions impacting the loan portfolio.
    The Bank continues its progress in reducing delinquent loans, with loans 30-89 days past due at June 30, 2002 totaling $10.0 million, or 0.8% of total gross loans outstanding, compared to $18.1 million, or 1.2% of total gross loans outstanding at December 31, 2001 and $33.9 million, or 2.1% of total gross loans outstanding at June 30, 2001.
     The coverage of the allowance for loan losses to non-performing loans was 105.4% at June 30, 2002, 97.0% at December 31, 2001 and 102.1% at June 30, 2001.
Based upon management's evaluation of the non-performing loans, and in consideration of partial charge-offs taken, as well as the restructuring of certain loan agreements designed to maximize the Bank's collections, management believes the June 30, 2002 coverage ratio of 105.4% is reasonable. The allowance for loan losses and net charge-offs are shown within this report in a table called "Allowance for Loan Losses".
    Second quarter 2002 gross loan charge-offs were $24.6 million, compared to first quarter 2002 gross loan charge-offs of $12.0 million and $12.4 million in the second quarter of 2001. Recoveries were $2.1 million for the second quarter of 2002, as compared to $761,000 in the first quarter of 2002 and $1.7 million in the second quarter of 2001. At June 30, 2002, management believes that the allowance for loan losses is adequate.

Non-interest Income

    Non-interest income decreased to $3.2 million for the quarter ended June 30, 2002 from $3.6 million for the quarter ended June 301, 2001, and increased to $8.0 million for the six months ended June 30, 2002 from $6.7 million for the six months ended June 30, 2001. The primary factor contributing to the decrease in the second quarter of 2002 from the same quarter of 2001 was the gain of $299,000 resulting from the sale of a branch office which occurred in the 2001 period. Excluding this gain, non-interest income decreased by $86,000 in the second quarter when compared to the previous year. Decreases of $239,000 in other charges, commissions and fees, $46,000 in mortgage servicing fees, $42,000 in service charges on deposit accounts and $15,000 in trust fees were noted. Partially offsetting the decreases were increases of $147,000 in fees and commissions earned from brokerage services, $75,000 in net gains on sale of securities and $34,000 in checkcard interchange fees. The primary factor affecting the changes for the six-month period ended June 30, 2002 compared to June 30, 2001 was the $1.8 million net gain from the sale of the credit card portfolio in March 2002. The overall increase was also supported by increases of $197,000 in fees and commissions earned from brokerage services, $89,000 in net gains on sale of securities, $69,000 in checkcard interchange fees and $7,000 in trust fees. These increases were partially offset by decreases of $312,000 in other charges, commissions and fees, $299,000 from the sale of a branch office in 2001, $125,000 in mortgage servicing fees and $86,000 in service charges on deposit accounts.

Gains On Sale of Securities

    Gains on sale of securities were $94,000 for the second quarter of 2002 and $175,000 for the six months ended June 30, 2002; this compares to gains of $19,000 for the same quarter of 2001 and $86,000 for the six months ended June 30, 2001. The Company's securities available for sale portfolio is used to maintain its liquidity position. From time to time, securities are sold when deemed prudent by management to adjust the interest rate sensitivity of the Company's balance sheet. During 2001, the Bank restructured portions of its investment portfolio to provide protection in the future from periods of concentrated and extensive security calls.

Operating Expense

    Operating expense increased to $13.6 million for the quarter ended June 30, 2002 compared to $11.0 million for the quarter ended June 30, 2001, with a similar increase to $25.4 million for the six months ended June 30, 2002 from $21.7 million for the six months ended June 30, 2001. Comparing the second quarter, the largest change in operating expense was the $942,000 increase in salaries, pension and other employee benefits. Total salaries increased approximately $700,000, associated with previously announced plans to increase staffing in certain areas of the Bank. Promotion and merit raises effective at the beginning of 2002 accounted for approximately $200,000 of the increase. Benefit costs rose about $220,000 for the second quarter of 2002 compared to the same quarter of 2001, as health insurance, pension expense and unemployment costs all had significant increases.
    Other significant increases in operating expense for the comparative quarters ended June 30, 2002 and June 30, 2001 include professional fees of $415,000. Accounting fees were approximately $278,000 higher in the second quarter of 2002 compared to 2001. The primary reason for these increases was increased costs in connection with required expanded asset quality reviews. In addition, legal fees were about $137,000 higher in the second quarter as legal costs associated with problematic credits continue to run at high levels. Advertising and promotional costs increased $298,000 over the second quarter of 2001, as significant media promotions ran for trust services, specific loan products and checking and other deposit accounts. Expenses associated with repossessed or foreclosed property increased $363,000. The majority of this is attributable to write-downs or charge-offs of repossessed assets owned by the Bank as their fair value declined during the period. Also, one-time expenses related to the conversion to "Proof of Deposit" ("POD") processing were $387,000 in the second quarter of 2002. The POD system will enable the Bank to realize operational benefits in future quarters that include efficiencies at the teller line, consistency in float management and a more efficient, centralized fee monitoring and assessment system. Similar trends accounted for most of the six-month period comparisons with increases of $2.0 million in salaries, pensions and other employee benefits. Other increases include $421,000 in professional fees, $358,000 for advertising and promotional costs, $468,000 in repossessed asset expenses, and the $387,000 of POD expenses described above.
    The Bank's efficiency ratio for the second quarter was 57.10%, compared to 45.68% for the second quarter of 2001, and 53.96% for the six months ended June 30, 2002, compared to 45.68% for the six months ended June 30, 2001. The increases in the efficiency ratios were due to the increases in costs as detailed above.

Non-performing Assets

    If a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period set forth in the loan contract. While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure or repossession proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss. Once the Company takes legal title to the property, it is classified as other real estate owned and repossessed assets on the Consolidated Statement of Condition.
    Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the

Company does not accrue interest on loans greater than 90 days or more past due for the payment of interest unless the value of the collateral and active collection efforts ensure full recovery.

    The following table sets forth information regarding non-performing assets:

                                             June 30,     March 31,    December 31,   September 30,     June 30,
(Dollars in Thousands)                           2002          2002            2001            2001         2001
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial loans                         $ 39,420      $ 31,813        $ 42,424        $ 32,198     $ 38,945
    Residential real estate loans                 722           842             882           1,365        1,258
    Commercial real estate loans                1,219         4,342           4,235           3,655        5,496
    Consumer loans                                438             -               -               -            -
    Troubled debt restructured loans           11,915        19,402          12,255           5,884        7,419
-------------------------------------------------------------------------------------------------------------------

        Total non-accrual loans                53,714        56,399          59,796          43,102       53,118
Accruing loans with principal or interest
 payments 90 days or more overdue                 374           736             879             883          892
-------------------------------------------------------------------------------------------------------------------

       Total non-performing loans              54,088        57,135          60,675          43,985       54,010
-------------------------------------------------------------------------------------------------------------------

Other real estate owned and repossessed
 assets                                         4,872         1,972           2,034           2,471        2,704
-------------------------------------------------------------------------------------------------------------------

       Total non-performing assets           $ 58,960      $ 59,107        $ 62,709        $ 46,456     $ 56,714
===================================================================================================================

Total non-performing loans to total loans        4.10%         4.15%           4.09%           2.86%        3.27%
===================================================================================================================

Total non-performing assets to total assets      2.86%         2.87%           3.04%           2.21%        2.65%
===================================================================================================================

    In addition to the non-accruing troubled debt restructured loans shown in the above schedule, the Bank also had accruing loans classified as troubled debt restructured loans totaling $4.9 million, $7.6 million, $8.8 million, $5.3 million, and $2.1 million at June 30, 2002, March 31, 2002, December 31, 2001, September 30, 2001, and June 30, 2001, respectively. The Bank does not consider these loans to be non-performing.
    Total non-performing assets were $59.0 million, or 2.86% of total assets at June 30, 2002, compared to $62.7 million, or 3.04% of total assets at December 31, 2001. Non-performing loans at June 30, 2002 were $54.1 million, or 4.10% of total gross loans outstanding, compared to $60.7 million, or 4.09% of total gross loans outstanding at December 31, 2001. Non-performing loans decreased $6.6 million, or 10.9% at June 30, 2002, as compared to December 31, 2001, primarily as a result of gross charge-offs totaling $36.6 million for the six months ended June 30, 2002, offset by additions to non-performing loans.
    Non-performing residential real estate loans totaled $722,000 for 15 loans at June 30, 2001. Non-performing residential real estate loans totaled $882,000 at December 31, 2001.
    At June 30, 2002, non-performing commercial real estate loans totaled $1.2 million and ranged from $37,000 to $495,000 for five loans. At December 31, 2001, non-performing commercial real estate loans were $4.2 million consisting primarily of loans from two relationships of $2.1 million and $1.2 million, respectively, with two customers in the Western New York region.
    Commercial loans that have not been restructured in a troubled debt restructuring and are in non-accrual status totaled $39.4 million at June 30, 2002, and consisted of 102 loans ranging in size from less than $1,000 to $4.9 million. Non-accrual commercial loans that have not been restructured in a troubled debt restructuring at December 31, 2001 totaled $42.4 million and consisted of 157 individual loans ranging in size from $1,000 to $4.5 million. Charge-offs or write-downs of commercial and industrial loans amounted to $23.1 million during the quarter ended June 30, 2002, and reduced non-performing loans. New loans were added to non-accrual to bring the total of commercial and industrial loans in non-accruing status to $39.4 million at June 30, 2002. The five largest relationships entering non-accrual during the quarter totaled $23.7 million.
    Restructured loans which are also in the non-accrual status (primarily commercial related loans) at June 30, 2002 decreased to $11.9 million and consisted of 8 individual loans, ranging in size from $44,000 to $9.2 million. At December 31, 2001, restructured loans which were also in the non-accrual status totaled $12.3 million and consisted of 14 individual loans ranging in size from $329,000 to $6.3 million.
    The Company had $374,000 at June 30, 2002 of consumer and small business loans 90 days or more past due which were accruing interest, as compared to $879,000 at December 31, 2001.

    At June 30, 2002, the loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $57.7 million of which $14.6 million related to loans with no valuation allowance because the loans have been partially written down through charge-offs and $43.1 million related to loans with a corresponding valuation allowance of $11.1 million. The Company recognized, on a cash basis, no interest on impaired loans during the portion of the year they were impaired.
     As noted above, over the last two years the Bank has focused on establishing consistent and conservative underwriting standards, as well as identifying and managing non-performing assets. As part of this process, the Bank has also expanded the definition of loans identified as potential problem loans to include all accruing loans classified as substandard on which to focus management efforts to address problems. By identifying these loans under the Bank's current rating system, management is focused on addressing problems associated with the loans before they might become non-performing. Under that expanded scope, the Bank has identified approximately $91.1 million in potential problem loans at June 30, 2002. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At June 30, 2002, potential problem loans primarily consisted of commercial and industrial loans.
    Other real estate owned and repossessed assets totaled $4.9 million at June 30, 2002 compared to $2.0 million at December 31, 2001. The largest factor in the increase was the addition of two commercial properties totalling $4.0 million.
     The following table summarizes activity in the Company's allowance for loan losses during the periods indicated:

                                                                          Quarters Ended
                                              June 30,      March 31,   December 30,  September 30,     June 30,
 (Dollars in Thousands)                           2002           2002           2001           2001         2001
-------------------------------------------------------------------------------------------------------------------

Average gross loans outstanding            $ 1,365,925    $ 1,436,007    $ 1,502,098    $ 1,590,820  $ 1,732,496
===================================================================================================================

Allowance at beginning of period           $    52,785    $    58,829    $    56,905    $    55,159  $    61,423
-------------------------------------------------------------------------------------------------------------------

Charge-offs:
     Commercial loans                           23,052         10,326          1,686          1,821       11,101
     Consumer loans                                432          1,664          2,501          1,856        1,219
     Residential real estate loans                  40             15             29             30          105
     Commercial real estate loans                1,112             -               -             58            -
-------------------------------------------------------------------------------------------------------------------
          Total loan charge-offs                24,636         12,005          4,216          3,765       12,425
Recoveries                                       2,119            761          1,640            961        1,661
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                 22,517         11,244          2,576          2,804       10,764
-------------------------------------------------------------------------------------------------------------------
Provision for loan losses                       26,720          5,200          4,500          4,550        4,500
-------------------------------------------------------------------------------------------------------------------
Allowance at end of period                 $    56,988    $    52,785    $    58,829    $    56,905  $    55,159
===================================================================================================================

Ratio of net charge-offs to:
     Average gross loans outstanding
      (annualized)                                6.59%          3.13%          0.69%          0.71%        2.49%
Ratio of allowance to:
     Non-performing loans                       105.36%         92.39%         96.96%        129.37%      102.13%
     Period-end loans outstanding                 4.32%          3.83%          3.96%          3.70%        3.34%

    Net charge-offs were $22.5 million and $10.8 million for the second quarters of 2002 and 2001, respectively. The action taken during the second quarter of 2002 for both charge-offs and additional provision funding was necessary due to the further deterioration of collateral and repayment ability for certain borrowers. As reported financial results of these borrowers were received, write-downs were taken to levels considered appropriate for the financial results received.
    Consumer loan charge-offs declined from $1.7 million in the first quarter of 2002 to $432,000 in the second quarter of 2002. A change in procedure for certain real estate secured loans (home equity loans) was instituted for such loans, that require additional time to resolve. Rather than charge these loans off, the loans will be treated as non-accrual until disposition. Secondly, higher-quality new loans added to the portfolio have succeeded in lowering charge-off levels to some extent. The local economy continues to provide challenges for the Company as evidenced by the higher provision taken during the second quarter. The struggle that companies within the Company's market area are experiencing also delays the Company's ability to find workable solutions to removing these loans from the Company's portfolio.
    Management continually reviews the adequacy of the allowance for loan losses. At June 30, 2002, the allowance was considered adequate by management.

Sources of Funds

    Funding for the Company's assets is derived primarily from demand and time deposits as well as long- and short-term borrowings. The competition for core deposits continues to be very strong in the market area and remains a focus of the Bank's effort. The average balance of all interest-bearing liabilities decreased to $1,745.1 million for the three-month period ended June 30, 2002 from $1,872.8 million for the three-month period ended June 30, 2001. The most significant change in interest-bearing liabilities for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, was a decrease in the average balance of certificates of deposit accounts, which decreased to $687.4 million for the second quarter of 2002 from $921.7 million for the second quarter of 2001. In the past, to sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds. In conjunction with the Bank's planned reduction in its loan portfolio, the Company was able to decrease higher-cost funds. Certificates of deposit from a money desk decreased to an average balance of $22.5 million in the second quarter of 2002 from a $61.8 million average balance in the same quarter in 2001. The average balance of brokered deposits decreased to $72.4 million for the second quarter of 2002 from $232.3 million for the second quarter of 2001. With the recent declines in interest rates, the overall cost of funds for all certificates of deposits decreased to 4.01% from 5.70% for the second quarter of 2002 to the same period in 2001. Total borrowings increased to an average balance of $328.9 million from $282.1 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 as borrowings provided more favorable pricing in many instances. As there was a decrease in the average rate paid on borrowings for the quarter ended June 30, 2002 to 3.93% from 5.07% for the same quarter in 2001, interest expense on these borrowings decreased to $3.2 million for the second quarter of 2002 from $3.6 million for the second quarter of 2001.

Liquidity and Capital Resources

    A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management insures that the Company can meet all of its contractual obligations, meet its customers' loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings. Management monitors current and projected liquidity needs and responds by adjusting levels of liquidity as needed. A detailed contingency plan exists to promptly provide additional levels of liquidity as needed. With the reduction of assets during 2001 and into 2002, the pressure on liquidity has dropped accordingly.
    The Company's primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of securities available for sale. At June 30, 2002, the total of approved loan commitments amounted to $69.7 million. Long-term borrowings of $255.9 million are scheduled to mature in the years 2002 through 2019. Retail and brokered certificates of deposit, which are scheduled to mature during the next 12 months, totaled $484.7 million. Management expects that a substantial portion of these maturing certificates will remain on deposit with the Bank.
    The Company's primary source of funds for ongoing operating expenses, shareholder dividends, debt service payments and treasury stock repurchases is dividends from BSB Bank and Trust. The ability of the Bank to pay dividends is subject to various regulatory limitations. Without specific regulatory approval, the amount of dividends that the Bank may pay is limited to the current year's net retained earnings plus the prior two years' net retained earnings. Due to the net loss incurred in the second quarter of 2002, coupled with dividends previously paid, the Bank does not expect to pay any dividends to the Company for the remainder of 2002. Management believes current levels of cash are adequate to meet the Company's obligations and to pay dividends through December 31, 2002.
    At June 30, 2002, the Bank's Tier I leverage ratio, as defined in regulatory guidelines, was 8.26%, down from 8.74% at December 31, 2001, which exceeds the current requirements for the Bank. At June 30, 2002, the Bank's total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board's risk-based capital requirements, was 13.57%, up from 12.88% at December 31, 2001, which also exceeds the current requirements for the Bank. The Company continues to work to improve its risk profile and strengthen its capital ratios as is evidenced by the previously mentioned capital ratios.
    The Company's book value per common share was $15.34 at June 30, 2002 compared to $16.19 at December 31, 2001.

Impact of Inflation and Changing Prices

    The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
    Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Forward-Looking Statements

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. The financial services market generally, and the market for the Company's products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions. Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company's financial position and results of operations.
    On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the Act is still being assessed, we do not anticipate any significant changes in the operations of, and reporting by, the Company as a result of the Act. In accordance with the requirement of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer accompany this report as filed with the SEC.

Market Prices and Related Shareholder Matters

    The stock of the Company is listed on The Nasdaq Stock Market's National Market System under the symbol BSBN. As of June 30, 2002, the Company had 2,250 shareholders of record and 9,583,878 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.
    The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

                                                               Cash
                                     Price Range           Dividends
---------------------------------------------------------------------
2001                             High           Low
---------------------------------------------------------------------
First Quarter                  $ 20.25        $ 12.38        $ 0.25
Second Quarter                 $ 23.36        $ 16.63        $ 0.25
Third Quarter                  $ 27.00        $ 21.36        $ 0.25
Fourth Quarter                 $ 27.40        $ 20.85        $ 0.25

2002
---------------------------------------------------------------------
First Quarter                  $ 30.24        $ 22.77        $ 0.25
Second Quarter                 $ 32.80        $ 21.80        $ 0.25

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's consolidated results of operations depend to a large extent on the level of its net interest income, which is the difference between interest income from interest-earnings assets (such as loans and investments) and interest expense on interest-bearing liabilities (such as deposits and borrowings). If interest rate fluctuations cause the Company's cost of funds to increase faster than the yield on its interest-bearing assets, net interest income will decrease. In addition, the market values of most of its financial assets are sensitive to fluctuations in market interest rates. The Company measures and manages its interest rate risk by focusing on the Company's "gap", which is the measure of the mismatch between the dollar amount of the Company's interest-earning assets and interest-bearing liabilities which mature or reprice within certain time frames.
     Based on the Company's latest analysis of asset/liability mix at June 30, 2002, management's simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 200 basis point increase in interest rates over the 12 months ended June 30, 2003 would decrease net interest income for that period by 0.26% or less and that a similar decrease in interest rates would decrease net interest income by 1.49% or less. The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company's results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various monitors of interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.
     Changes in interest rates can also affect the amount of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rate decrease, borrowers are more likely to prepay loans. Funds generated by prepayment might be invested at less favorable interest rates. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the Company's portfolio, net interest income, and loan servicing income. Similarly, prepayments on mortgage-backed securities can adversely affect the value of such securities and the interest income generated by them.
     Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost (such as regular savings accounts) to accounts with a higher cost (such as certificates of deposits). If the cost of deposits increases at a rate greater than yields on interest-earning assets increase, the interest rate spread will be negatively affected. Changes in the asset and liability mix also affect the Company's interest rate risk.
     The Company faces substantial competition for deposits and loans throughout its market area both from local financial institutions and from out-of-state financial institutions that either solicit deposits or maintain loan production offices in the Company's market area. The Company competes for deposits and loans primarily with other financial service providers such as savings institutions, commercial banks, credit unions, money market funds, and other investment alternatives. The Company believes that its ability to compete effectively depends largely on its ability to compete with regard to interest rates, as well as service fees, personalized services, quality and range of financial products and services offered, convenience of office hours and locations, and automated services.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
                  Not applicable

Item 2 - Changes in Securities and Use of Proceeds
                  Not applicable

Item 3 - Defaults upon Senior Securities
                  Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) On April 29, 2001 the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years.

         (b) At the Annual Meeting, Robert W. Allen, John P. Driscoll and Howard W. Sharp were elected as directors. Each of the following directors' term of office continued after the Annual
                  Meeting:

                       Ferris G. Akel                     Diana J. Bendz
                       William C. Craine                  Ann G. Higbee
                       David A. Niermeyer                 Mark T. O'Neil, Jr.
                       Thomas L. Thorn

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

                  1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

                                           Votes For           Withheld     Abstentions            Broker Non-votes
         Robert W. Allen                   8,164,892            100,823               0                           0
         John P. Driscoll                  7,658,757            606,958               0                           0
         Howard W. Sharp                   7,670,654            595,061               0                           0

         (d)      Not applicable

Item 5 - Other Information
                  Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  10.1 Change of Control Severance Agreement, entered into as of July 1, 2002, by and among the Company, the Bank and Larry E. Blanchard

PART II. OTHER INFORMATION

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on June 24, 2002 (text of News Release Regarding 2002 Second Quarter Provision for Loan Losses and Announcement of June 25, 2002 Analyst Conference
                  Call)

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on July 31, 2002 (text of News Release Regarding 2002 Second Quarter Earnings and Text of Management's Presentation of July 26, 2002 Analyst Conference
                  Call)

PART II. OTHER INFORMATION

Exhibits
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BSB Bancorp, Inc.


Date:  August 14, 2002            By: /s/ Howard W. Sharp
       ---------------               ------------------------------------
                                        HOWARD W. SHARP
                                        President
                                          and Chief Executive Officer


Date:  August 14, 2002            By: /s/ Rexford C. Decker
       ---------------               ------------------------------------
                                        REXFORD C. DECKER
                                        Senior Vice President
                                         and Chief Financial Officer

PART II. OTHER INFORMATION

Exhibit 10.1.

                      CHANGE OF CONTROL SEVERANCE AGREEMENT

                  This Change of Control Severance Agreement ("Agreement") dated as of July 1, 2002, is entered into by and among BSB Bancorp, Inc., a Delaware corporation ("Corporation"), BSB Bank & Trust Company, a New York chartered bank and trust company ("Employer") and Larry E. Blanchard ("Executive"). Capitalized terms that are not otherwise defined in this Agreement are defined in Section 7 hereof.

                                   WITNESSETH:

                  Whereas, Executive has accepted employment by Employer as its Administrative Vice President - Auditing;

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

                  Now, therefore, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree to this Agreement as follows:

                  1. Term. The initial term of this Agreement extends for a period of two years from July 1, 2002, provided that the term of the Agreement shall be extended automatically for one additional year on each annual anniversary date of this Agreement, unless either the Boards or Executive provide(s) contrary written notice to the other not less than 180 days in advance of any such anniversary date. In the event either the Boards or Executive provide such written notice, then the term hereof shall not be extended, but the then current term shall continue for the period remaining thereunder. Notwithstanding the foregoing, this Agreement shall automatically expire and terminate on Executive's normal retirement date at age 65 or on Executive's early retirement under the Special Service Retirement provision of Employer's pension plan if Executive elects to take such early retirement. The initial term of employment and all such renewed terms of employment under this Agreement are collectively referred to herein as the "term of this Agreement."

                  2. Termination of Employment at the request of an Acquiror or after a Change in Control. Subject to Section 6 hereof, if during the term of this Agreement, before a Change in Control at the request or direction of the acquiring party, or at any time during the 12-month period following a Change in Control (1) the employment of Executive with Employer is terminated by Employer for any reason other than Good Cause, or (2) Executive terminates his employment with Employer for Good Reason, Employer shall, during the Severance Period, continue to pay Executive's Base Salary to Executive. Such Base Salary will be paid during the Severance Period in monthly or other installments, similar to those being received by Executive at the date of the Change in Control, and will commence as soon as practicable following the date of termination of employment. Executive shall receive any and all vested benefits accrued under any Incentive Plans and Retirement Plans to the date of termination of employment, the amount, form and time of payment of such benefits to be determined by the terms of such Incentive Plans and Retirement Plans and such benefits shall not be reduced by amounts payable under this Agreement.

PART II. OTHER INFORMATION

                  3. No Setoff. No payment or benefits payable to or with respect to Executive pursuant to this Agreement shall be reduced by any amount Executive or his spouse may earn or receive from employment with another employer or from any other source.

                  4. Death. If Executive dies during the Severance Period, all amounts payable hereunder to Executive shall, during the remainder of the Severance Period, be paid to the person designated from time to time by the Executive as his beneficiary for purposes of this Agreement by written notice to the Employer, or, if no such designation is in effect at the time of his death, to his surviving spouse.

                  5. Termination before a Change in Control or after a Change in Control for Good Cause or Without Good Reason. If the employment of Executive with Employer is terminated (a) for any reason or for no reason before a Change in Control other than at the request or direction of an acquiror in connection with a Change in Control, or (b) after a Change in Control by Employer for Good Cause, or by the voluntary action of Executive without Good Reason, Executive's base salary (at the rate in effect on the date of termination) shall be paid through the date of termination, and Employer shall have no further obligation to Executive or his spouse under this Agreement, except for benefits accrued before such termination under Incentive Plans and Retirement Plans.

                  6.     Parachute Payments.

                         (a)      Notwithstanding any other provision of this
Agreement or of any other agreement, contract or understanding heretofore or hereafter entered into by Executive with Corporation or Employer or any subsidiary or affiliate thereof, except an agreement, contract or understanding hereafter entered into that expressly modifies or excludes application of this
Section 6 (the "Other Agreements"), and notwithstanding any formal or informal plan or other arrangement heretofore or hereafter adopted by Corporation or Employer (or any subsidiary or affiliate thereof) for the direct or indirect compensation of Executive (including groups or classes of participants or beneficiaries of which Executive is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for Executive (a "Benefit Plan"), if Executive is a "disqualified individual" (as defined in
Section 280G of the Code), Executive shall not have any right to receive any payment or benefit under this Agreement, any Other Agreement or any Benefit Plan
(i) to the extent that such payment or benefit, taking into account all other rights, payments or benefits to or for Executive under this Agreement, all Other Agreements and all Benefit Plans, would cause any payment or benefit to Executive under this Agreement, any Other Agreement or any Benefit Plan to be considered a "parachute payment" within the meaning of Section 280G(b)(2) of the Code as then in effect (a "Parachute Payment") and (ii) if, as a result of receiving a Parachute Payment, the aggregate after-tax amount received by Executive under this Agreement, all Other Agreements and all Benefit Plans would be less than the maximum after-tax amount that could be received by Executive without causing any such payment or benefit to be considered a Parachute Payment. In the event that the receipt of any such payment or benefit under this Agreement, any Other Agreement or any Benefit Plan would cause Executive to be considered to have received a Parachute Payment that would have the adverse after-tax effect described in clause (ii) of the preceding sentence, then Executive shall have the right, in Executive's sole discretion, to designate those rights, payments or benefits under this Agreement, any Other Agreement and any Benefit Plan that should be reduced or eliminated so as to avoid having the payment or benefit to Executive under this Agreement be deemed to be a Parachute Payment.

PART II. OTHER INFORMATION

                         (b)      All determinations required to be made under
this Section 6, including whether and when a reduction described in Section 6(a) is required and the amount of such reduction and the assumptions to be utilized in arriving at such determination, shall be made by KPMG LLP or such other certified public accounting firm reasonably acceptable to Corporation and Employer as may be designated in writing by Executive (the "Accounting Firm") which shall provide detailed supporting calculations both to Corporation and Employer and Executive as requested by Corporation and Employer. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, Executive shall appoint another nationally recognized accounting firm reasonably acceptable to Corporation and Employer to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by Corporation and Employer. Any determination by the Accounting Firm shall be binding upon Corporation and Employer and Executive.

                  7.     Definitions. For purposes of this Agreement:

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

                         (c)      "Code" shall mean the Internal Revenue Code of
1986, as amended.

                         (d)      "Good Cause" shall be deemed to exist if, and
only if: (1) Executive engages in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance; (2) Executive is convicted of a criminal violation involving fraud or dishonesty; or (3) Executive materially breaches the Agreement (other than by engaging in acts or omissions enumerated in paragraphs (1) and (2) above), or materially fails to satisfy the conditions and requirements of his employment with Employer, and such breach or failure by its nature is incapable of being cured, or such breach or failure remains uncured for more than 30 days following receipt by Executive of written notice from Employer specifying the nature of the breach of this paragraph (3), provided, that, inattention by Executive to his duties shall be deemed a breach or failure capable of cure.

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

                         (e)      "Good Reason" shall exist if:

                                  (1)     there is a significant change in the
nature or the scope of Executive's authority;

                                  (2)     there is a reduction in Executive's
base salary from the rate in effect during the fiscal year before the Change in Control;

                                  (3)     Employer changes the principal
location in which Executive is required to perform services to one which is more than 30 miles from his current location; or

                                  (4)     there is a reasonable determination by
Executive that, as a result of a change in circumstances significantly affecting his position, he is unable to exercise the authority, powers, function or duties attached to his position.

                         (f)      "Incentive Plans" shall mean any incentive,
bonus deferred compensation or similar plan or arrangement currently or hereafter made available by Corporation or Employer in which Executive is eligible to participate.

                         (g)      "Retirement Plans" shall mean any qualified or
supplemental defined benefit retirement plan or defined contribution retirement plan, currently or hereinafter made available by Corporation or Employer in which Executive is eligible to participate.

                         (h)      "Severance Period" shall mean the period
beginning on the date Executive's employment with Employer terminates under circumstances described in Section 2 above and ending on the first to occur of:
(1) the date 24 months thereafter, or (2) the date Executive attains or would have attained age 65.

                  8. Unfunded Rights. All rights of Executive and his spouse or other beneficiary under this Agreement shall at all times be entirely unfunded and no provision shall at any time be made with respect to segregating any assets of Corporation or Employer for payment of any amounts due hereunder. Neither Executive nor his spouse or other beneficiary shall have any interest in or rights against any specific assets of Corporation or Employer, and Executive and his spouse or other beneficiary shall have only the rights of a general unsecured creditor of Employer.

                  9. Applicable Law. This Agreement shall be construed and interpreted pursuant to the laws of the State of New York applicable to contracts entered into and to be performed wholly within its borders.

                  10. Entire Agreement. This Agreement contains the entire Agreement between Employer and Executive and supersedes any and all previous agreements, written or oral, among the parties relating to his employment by Employer. No amendment or modification of the terms of this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by Corporation, Employer and Executive. This Agreement is the exclusive agreement between Corporation, Employer and Executive regarding payments to Executive in the event of a change in control of Corporation or Employer. During the term of this Agreement, Executive shall not participate in or benefit from any other change of control severance plan or policy which may be adopted by Corporation or Employer.

                  11. No Employment Contract. Nothing contained in this Agreement shall be construed to be an employment contract between Executive and Employer. Executive is employed at will and Employer may terminate his employment at any time, with or without cause.

                  12. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original.

                  13. Severability. In the event any provision of this Agreement is held illegal or invalid, the remaining provisions of this Agreement shall not be affected thereby.

                  14. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives and successors.

                  15. Notice. Notices required under this Agreement shall be in writing and sent by registered mail, return receipt requested, to the following addresses or to such other address as the party being notified may have previously furnished to the others by written notice.

                         If to Employer or Corporation:

                         Attention:   Howard W. Sharp
                         BSB Bancorp, Inc.
                         BSB Bank & Trust Company
                         58-68 Exchange Street
                         Binghamton, New York  13902

                         If to Executive:

                         Larry E. Blanchard
                         4 Chippewa Circle
                         Queensbury, NY   12804

                  In Witness Whereof, Executive has hereunto set his hand, and Corporation and Employer have caused this agreement to be executed in their names and on their behalf, all as of the day and year first above written.


                                         BSB BANCORP, INC.


ATTEST:  /s/ Larry G. Denniston          By: /s/ Howard W. Sharp
         ---------------------------         --------------------------------
             (Secretary)                         Howard W. Sharp
                                                 President and Chief
                                                 Executive Officer

                                        BSB BANK & TRUST COMPANY


ATTEST:  /s/ Larry G. Denniston         By: /s/ Howard W. Sharp
         ---------------------------        ------------------------------
             (Secretary)                        Howard W. Sharp
                                                President and Chief
                                                Executive Officer

                                                /s/ Larry E. Blanchard
                                                ----------------------------
                                                Larry E. Blanchard
                                                Administrative Vice President-
                                                Auditing