Form 10-Q
period 2002-09-30
BSB BANCORP INC
filed 2002-11-14
CIK 830257

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission File Number:  0-17177

BSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1327860

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Number)

58-68 Exchange Street, Binghamton, New York 13901

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (607) 779-2406

n/a

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

Yes:	☒	No:	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of  November 7, 2002:  9,554,991 shares of common stock, $0.01 par value.

Item 1

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share and Per Share Data)	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash and due from banks	$53,144	$56,272
Federal funds sold	0	0

Cash and cash equivalents	53,144	56,272
Investment securities available for sale, at fair value	638,458	487,685
Investment securities held to maturity (fair value of $34,661 and $13,962, respectively)	34,346	13,774
Federal Home Loan Bank of New York stock	16,899	15,071
Loans held for sale	236	9,860
Loans:
Commercial	557,495	750,552
Consumer	373,513	378,354
Residential real estate	260,578	220,935
Commercial real estate	122,148	134,866

Total loans	1,313,734	1,484,707
Net deferred costs	1,196	802
Allowance for loan losses	(59,754)	(58,829)

Net loans	1,255,176	1,426,680
Bank premises and equipment	15,025	14,879
Accrued interest receivable	10,472	10,502
Other real estate owned & repossessed assets	4,980	2,034
Intangible assets, net	555	829
Other assets	35,718	25,351

	$2,065,009	$2,062,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to depositors	$1,480,635	$1,496,937
Borrowings	377,876	360,251
Other liabilities	16,202	19,924
Company obligated mandatorily redeemable preferred securities of subsidiaries, holding solely junior subordinated debentures of the Company	39,000	30,000

Total liabilities	1,913,713	1,907,112
Shareholders’ Equity:
Preferred stock, par value $0.01 per share; authorized 2,500,000 shares; none issued	0	0
Common stock, par value $0.01 per share; authorized 30,000,000 shares; 11,642,301 and 11,535,500 shares issued	116	115
Additional paid-in capital	41,113	39,331
Undivided profits	133,337	142,748
Accumulated other comprehensive income	9,861	2,520
Treasury stock, at cost: 2,056,360 and 1,907,934 shares	(33,131)	(28,889)

Total shareholders’ equity	151,296	155,825

	$2,065,009	$2,062,937

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In Thousands, Except Per Share Data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$22,973	$33,283	$73,627	$108,693
Interest on federal funds sold	42	638	284	810
Interest on investment securities	8,477	5,959	24,293	18,675
Interest on loans held for sale	19	47	199	97

Total interest income	31,511	39,927	98,403	128,275

Interest expense:
Interest on savings deposits	668	1,092	1,978	3,269
Interest on time accounts	6,422	11,309	20,721	39,806
Interest on money market deposit accounts	1,439	2,733	4,501	9,911
Interest on NOW accounts	146	375	628	1,144
Interest on borrowed funds	3,261	3,447	9,532	10,882
Interest on mandatorily redeemable preferred securities of subsidiaries	743	609	2,080	1,828

Total interest expense	12,679	19,565	39,440	66,840

Net interest income	18,832	20,362	58,963	61,435
Provision for loan losses	4,500	4,550	36,420	13,724

Net interest income after provision for loan losses	14,332	15,812	22,543	47,711

Non-interest income:
Service charges on deposit accounts	1,348	1,329	3,836	3,902
Checkcard interchange fees	352	317	1,034	930
Mortgage servicing fees	252	273	710	856
Fees and commissions-brokerage services	168	167	719	521
Trust fees	260	605	979	1,317
Gains on sale of securities, net	95	64	270	150
Gain of sale of branch office, net	0	0	0	299
Gain on sale of credit card portfolio, net	0	0	1,806	0
Other charges, commissions and fees	649	696	1,792	2,150

Total non-interest income	3,124	3,451	11,146	10,125

Operating expense:
Salaries, pensions and other employee benefits	5,923	5,486	18,671	16,260
Building occupancy	1,056	1,041	3,192	3,217
Advertising and promotion	267	225	1,034	633
Professional fees	641	547	2,017	1,502
Data processing costs	1,253	1,235	4,253	3,901
Services	647	753	2,121	2,308
Amortization of intangible assets	91	96	274	289
Conversion expenses	0	0	387	0
Other real estate owned and repossessed asset expenses, net	33	95	646	240
Other expenses	1,301	1,390	4,014	4,191

Total operating expense	11,212	10,868	36,609	32,541

Income (loss) before income taxes	6,244	8,395	(2,920)	25,295
Income tax expense (benefit)	2,318	3,205	(733)	9,698

NET INCOME (LOSS)	$3,926	$5,190	$(2,187)	$15,597

Earnings (loss) per share:
Basic	$0.41	$0.52	$(0.23)	$1.56
Diluted	$0.41	$0.51	$(0.23)	$1.54

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in Thousands)	2002	2001	2002	2001

Net income (loss)	$3,926	$5,190	$(2,187)	$15,597
Other comprehensive income:
Net unrealized gains on securities available for sale	4,688	8,846	12,437	14,049
Reclassification adjustment for net realized gains included in net income	(95)	(64)	(270)	(150)

Other comprehensive income, before income tax expense	4,593	8,782	12,167	13,899
Income tax expense on other comprehensive income	(1,847)	(3,664)	(4,826)	(5,800)

Other comprehensive income, net of tax	2,746	5,118	7,341	8,099

Comprehensive income	$6,672	$10,308	$5,154	$23,696

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,

(Dollars in Thousands)	2002	2001

Operating activities:
Net (loss) income	$(2,187)	$15,597
Provision for loan losses	36,420	13,724
Gains on sale of securities, net	(270)	(150)
Other gains, net	(216)	(91)
Depreciation and amortization	1,839	2,007
Net amortization (accretion) of premiums and discounts on investment securities	940	(40)
Net accretion of premiums and discounts on loans	(394)	(64)
Sale of loans originated for sale	27,769	25,609
Additional loans originated for sale	(17,175)	(6,977)
Writedowns of other real estate owned and repossessed assets	360	443
Net change in other assets and liabilities	(18,884)	3,652

Net cash provided by operating activities	28,202	53,710

Investing activities:
Proceeds from calls of held to maturity investment securities	5,698	1,637
Purchases of held to maturity investment securities	(30,647)	(4,784)
Principal collected on held to maturity investment securities	2,551	756
Proceeds from sales of available for sale investment securities	96,806	164,420
Purchases of available for sale investment securities	(316,015)	(193,761)
Principal collected on available for sale investment securities	79,931	31,567
Net reduction in loans receivable	129,009	260,275
Proceeds from sale of other real estate owned and repossessed assets	2,265	2,452
Capital expenditures, net	(1,568)	(1,507)

Net cash (used in) provided by investing activities	(31,970)	261,055

Financing activities:
Net change in demand deposits, NOW accounts, savings accounts and money market deposit accounts	25,340	(48,176)
Net change in time deposits	(41,642)	(211,276)
Net change in short-term borrowings	(27,342)	(75,075)
Proceeds from long-term borrowings	45,000	120,000
Repayments of long-term borrowings	(33)	(28)
Net proceeds from issuance of trust preferred securities	10,000	0
Repurchase of trust preferred securities	(1,000)	0
Proceeds from exercise of stock options	1,783	164
Purchases of treasury stock	(4,242)	(10,416)
Dividends paid	(7,224)	(7,536)

Net cash provided by (used in) financing activities	640	(232,343)

(Decrease) increase in cash and cash equivalents	(3,128)	82,422
Cash and cash equivalents at beginning of period	56,272	68,630

Cash and cash equivalents at end of period	$53,144	$151,052

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest credited on deposits and paid on other borrowings	$41,607	$66,427
Income taxes	$5,737	$8,121

Non-cash investing activity:
Transfers from loans to other real estate owned and repossessed assets	$6,226	$3,733
Adjustment of available for sale investment securities to fair value, net of tax	$7,341	$8,099

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(In Thousands, Except Share and Per Share Data)

Nine Months Ended September 30, 2001	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2000	11,503,272	$115	$38,789	$132,277	$(1,912)	$(13,484)	$155,785
Net income				15,597			15,597
Other comprehensive income					8,099		8,099
Stock options exercised	11,638		164				164
Cash dividend paid on common stock ($0.75 per share)				(7,536)			(7,536)
Treasury stock purchased						(10,416)	(10,416)

Balance at September 30, 2001	11,514,910	$115	$38,953	$140,338	$6,187	$(23,900)	$161,693

Nine Months Ended September 30, 2002

Balance at December 31, 2001	11,535,500	$115	$39,331	$142,748	$2,520	$(28,889)	$155,825
Net loss				(2,187)			(2,187)
Other comprehensive income					7,341		7,341
Stock options exercised	106,801	1	1,782				1,783
Cash dividend paid on common stock ($0.75 per share)				(7,224)			(7,224)
Treasury stock purchased						(4,242)	(4,242)

Balance at September 30, 2002	11,642,301	$116	$41,113	$133,337	$9,861	$(33,131)	$151,296

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Item 1 - continued

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

(1)

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods’ financial statements are reclassified whenever necessary to conform to the current period’s presentation. The December 31, 2001 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company’s 2001 Annual Report to Shareholders.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2001 Annual Report to Shareholders.

(2)

Basic earnings (loss) per share and diluted earnings (loss) per share are computed based on the weighted average shares outstanding.  Diluted earnings per share are computed, based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the period using the treasury stock method. The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the quarters and nine months ended September 30, 2002 and 2001, respectively.

Quarters ended September 30,	Net Income	Weighted Average Shares	Earnings Per Share

2002
Basic earnings per share	$3,926	9,584,896	$0.41
Dilutive effect of stock options		107,762

Diluted earnings per share	$3,926	9,692,658	$0.41

Anti-dilutive stock options		102,833

2001
Basic earnings per share	$5,190	9,893,261	$0.52
Dilutive effect of stock options		202,658

Diluted earnings per share	$5,190	10,095,919	$0.51

Anti-dilutive stock options		59,818

Nine months ended September 30,	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share

2002
Basic loss per share	$(2,187)	9,614,444	$(0.23)
Dilutive effect of stock options		—

Diluted loss per share	$(2,187)	9,614,444	$(0.23)

Anti-dilutive stock options		1,022,905

2001
Basic earnings per share	$15,597	10,021,402	$1.56
Dilutive effect of stock options		134,047

Diluted earnings per share	$15,597	10,155,449	$1.54

Anti-dilutive stock options		119,073

For the nine-month period ended September 30, 2002, all stock options are considered anti-dilutive because the Company had a net loss for the year-to-date period.
(3)

The Company has a subsidiary business trust, BSB Capital Trust I, L.L.C. (“Trust I”), formed in the third quarter of 1998 for the purpose of issuing preferred securities.  Trust I issued at par $30.0 million of 8.125% preferred securities. The preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The Company’s guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable, and unconditional guarantee by the Company of the securities issued by Trust I. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I. In June 2002, the Company repurchased $1.0 million of Trust I preferred securities.

Item 1 - continued

     During the second quarter of 2002, the Company formed a subsidiary business trust, BSB Capital Trust II, L.L.C. (“Trust II”), for the purpose of issuing preferred securities. Trust II issued $10.0 million of floating-rate, non-voting, preferred securities, maturing in 2032 and guaranteed by the Company.  The entire net proceeds to Trust II from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust II.  Proceeds from the issuance of these securities have been used for general corporate purposes.

(4)

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 supercedes Accounting Principles Board (“APB”) No. 16, “Business Combinations,” and requires that all business combinations be accounted for under the purchase method of accounting, thus eliminating the pooling-of-interests method of accounting.  SFAS No. 142 requires that acquired intangible assets (other than goodwill) be amortized over their useful economic life, while goodwill and any acquired intangible assets with an indefinite useful economic life are not amortized, but are reviewed for impairment on an annual basis based upon guidelines specified in the Statement. SFAS No. 142 requires that goodwill be evaluated for impairment no later than December 31, 2002, and annually thereafter.  The Company adopted SFAS No. 142 on January 1, 2002.

     At September 30, 2002, the Company has a core deposit intangible asset (“CDI”) with a carrying amount of $555,000 (original amount of $3.4 million, net of accumulated amortization of $2.9 million) related to the acquisition of certain branch offices and their related deposits.  The amortization expense related to the CDI totaled $91,000 for the quarter ended September 30, 2002, and $96,000 for the quarter ended September 30, 2001.  The amortization expense related to the CDI totaled $274,000 for the nine months ended September 30, 2002, and $289,000 for the nine months ended September 30, 2001.  As of September 30, 2002, the remaining amortization period for the CDI is less than 2 years, with CDI being amortized on a straight-line basis.

     In October 2002, the Company announced the sale of its two Elmira branch offices.  Of the total CDI of $555,000 at September 30, 2002, $492,000 relates to the purchase of these two Elmira branch offices.  The sale of the Elmira branch offices is expected to close in the fourth quarter, at which time the CDI related to these branch offices will be written-off as a reduction of the gain on sale of the branches.  The remaining CDI will continue to be amortized.  With expected amortization expense for 2003 of approximately $46,000, the remaining CDI will be fully amortized during the third quarter of 2003.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”.  SFAS No. 147 amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and FASB Interpretation No. 9, “Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”.  SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9.  SFAS No. 147 also amends the provisions of SFAS No. 144 that apply to long-term customer-relationship intangible assets recognized in the acquisition of a financial institution.  The provisions of SFAS No. 147 are effective October 1, 2002.  Accordingly, effective October 1, 2002, the Company will evaluate its CDI for impairment in accordance with the provisions of SFAS No. 144.  Management does not expect any material impact on the Company’s consolidated financial statements from the adoption of SFAS No. 147.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     BSB Bancorp, Inc. (“BSB” or the “Company”), holding company for BSB Bank & Trust Company (the “Bank”), earned net income for the quarter ended September 30, 2002 of $3.9 million, or $0.41 per diluted share, compared to net income of $5.2 million, or $0.51 per diluted share for the same period of 2001. The net loss for the nine months ended September 30, 2002 was $2.2 million, or $0.23 per diluted share, compared to net income of $15.6 million, or $1.54 per diluted share for the nine months ended September 30, 2001.
     On October 28, 2002, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on December 10, 2002 to shareholders of record at the close of business on November 22, 2002.

Consolidated Financial Condition

     Total assets of the Company increased to $2,065.0 million at September 30, 2002 from $2,062.9 million at December 31, 2001.  Previously, the Company announced plans to reduce its commercial and industrial (“C&I”) loans, and to focus on improving credit quality.  During the first nine months of 2002, the commercial loan portfolio had a net decrease of $193.1 million to $557.5 million at September 30, 2002 from $750.6 million at December 31, 2001.  Approximately $35.7 million of this reduction was the result of loan charge-offs (see “Non-performing Assets”), with the remainder of the reduction in commercial loans primarily attributed to principal reductions and loan pay-offs.  During the nine-month period ended September 30, 2002, the Company originated $72.4 million of commercial loans  compared to $74.4 million for the same period in 2001.
     Consumer loans decreased to $373.5 million at September 30, 2002 from $378.4 million at December 31, 2001.  However, consumer loans increased $28.1 million during the third quarter 2002, due primarily to an increase in indirect new and used auto loans.  New originations of consumer loans increased to $137.7 million for the first nine months of 2002 from $119.9 million for the comparable period in 2001.  Also, consumer loans were impacted by normal paydowns, a $10.7 million reduction associated with the sale of the Company’s credit card portfolio in the first quarter of 2002 and year-to-date charge-offs of $3.5 million.
     Real estate loans, which include both residential and commercial, increased to $382.7 million at September 30, 2002 from $355.8 million at December 31, 2001.  Residential real estate loans increased to $260.6 million at September 30, 2002 from $220.9 million at December 31, 2001.  The residential loan portfolio increased in categories with shorter term durations, specifically, increases of $17.9 million in 10 and 15 year loans and $20.6 million in bi-weekly fixed rate loans. Originations of residential mortgages were $102.8 million for the first nine months of 2002 compared to $90.6 million for the same period in 2001.  During the same periods, commercial real estate loans had originations of $10.0 million in 2002 compared to $21.6 million in 2001.  The growth in residential real estate loans was partially offset by the sale of $25.1 million of such loans, primarily in the first quarter of 2002.
     The changes in the composition of the Bank’s assets, including both the levels and types of loans, are a component of the Bank’s overall strategy to improve the mix of loans and to reduce credit risk.  Investment securities increased to $689.7 million at September 30, 2002 from $516.5 million at December 31, 2001. Such increase included $103.0 million in mortgage-backed securities and $27.5 million in both corporate and trust preferred held-to-maturity securities, and was primarily due to the available cashflow from the reduction of C&I loans.
     Other real estate owned and repossessed assets increased to $5.0 million at September 30, 2002, primarily due to the addition of two significant commercial real estate properties for $4.0 million in June 2002.  Repossessed assets, as a component of this total, decreased from $1.3 million at December 31, 2001 to $492,000 at September 30, 2002 due to aggressive efforts to reduce the Bank’s holding period for such assets.  Retail market repossession additions, primarily mobile home units, were $1.4 million for the nine months ended September 30, 2002.  Sales of such repossessed assets were $1.8 million for the same period.  Commercial market repossessions were $382,000 for the same period and were fully disposed of by September 30, 2002.
     Other assets increased to $35.7 million at September 30, 2002 from $25.4 million at December 31, 2001.  The principal factor for such increase is the Company’s prepaid pension asset which totaled $6.9 million at September 30, 2002, compared to a pension payable of $98,000 at December 31, 2001.  The prepayment is primarily attributed to the Company’s maximum voluntary contribution of $6.5 million in September 2002.  The level of allowable contributions was determined by the plan actuaries and was related to the poor performance in the equity markets in general, as well as the corresponding poor performance of the pension plan’s investments, combined with the continued increase in the plan’s benefit obligations.  The voluntary contribution will provide additional investment assets for the plan, which should reduce future net periodic pension costs.  In spite of the significant pension contribution, the Company expects substantial increases to pension expense, which for 2003, may increase as much as $500,000 based upon preliminary actuarial evaluations.  The significant increase in future periodic pension costs is primarily

Item 2 - continued

attributed to the amortization of unrecognized investment losses, as well as revisions to discount rates and other actuarial assumptions.
     Total deposits remained relatively stable at $1,480.6 million at September 30, 2002 compared to $1,496.9 million at December 31, 2001. With decreased pressure on funding sources, the Bank has continued to reduce the levels of higher-cost funds, with a decrease from December 31, 2001 to September 30, 2002 in brokered certificates of deposit of $42.5 million.  The Company’s borrowings increased to $377.9 million at September 30, 2002 from $360.3 million at December 31, 2001.  Borrowings at September 30, 2002 included $287.9 million of Federal Home Loan Bank advances.  The remaining $90.0 million was primarily comprised of $37.8 million of securities sold under agreements to repurchase and use of a $50.1 million FHLB line of credit.  These borrowings, along with deposits, are used to fund the Company’s lending and investment activities.
     During the second quarter, the Company formed a subsidiary, BSB Capital Trust II, L.L.C. (“Trust II”), for the purpose of issuing preferred securities.  Trust II issued $10.0 million of floating-rate securities priced at six-month LIBOR plus 370 basis points.  The rate on the securities resets every six months.  The preferred securities are non-voting, maturing in 2032 and guaranteed by the Company.  The Company’s guarantee, together with its other obligations under the relevant agreements, constitutes a full, irrevocable and unconditional guarantee by the Company of the securities issued by Trust II.  The entire net proceeds to Trust II from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust II.  The proceeds from the issuance of these securities were used for general corporate purposes.  Also during the second quarter, $1.0 million of BSB Capital Trust I preferred securities were repurchased at a net gain of approximately $90,000.  Additional BSB Capital Trust I preferred securities may be repurchased from time to time, if the Company can do so at acceptable prices.
     Total shareholders’ equity decreased by $4.5 million in the first nine months of 2002.  Decreases are attributed to the $2.2 million net loss for the period, cash dividends paid of $7.2 million, as well as treasury stock purchases of $4.2 million.  These decreases were partially offset by an increase of $7.3 million in net unrealized gains on available for sale securities (after tax), as well as $1.8 million in proceeds from stock options exercised.  The treasury stock purchases were part of a stock repurchase program authorized by the Company’s Board of Directors in August 2001.  The program authorized the repurchase of up to 500,000 shares of the Company’s common stock, and the Board extended the program on December 17, 2001 for six months.  Through the completion of the program in June 2002, the Company had repurchased 145,000 shares. In October 2002, the Board announced a new stock repurchase program of up to 5% of the Company’s currently issued and outstanding common shares.  Shares may be repurchased during a six-month period in open market and unsolicited, negotiated transactions.  Repurchases will be subject to availability and prices which are acceptable to the Company.

Results of Operations

     The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings.  The Company’s operating results also are significantly affected by the provision for loan losses, operating expenses, income taxes, the level of other income, including gains or losses on sale of loans and securities, and other fees.
     The following tables set forth, for the periods indicated, information regarding (i) the Company’s average balance sheet, (ii) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iv) net interest income, (v) interest rate margin and interest rate spread, (vi) net interest-earning assets, (vii) net yield on interest-earning assets, and (viii) ratio of interest-earning assets to interest-bearing liabilities.  Average balances are based on daily balances.  Loan balances include non-accrual loans.  Securities available for sale are shown at average amortized cost.  No tax equivalent adjustments were made.

Item 2 - continued

	Three Months Ended September 30,

	2002				2001

(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Commercial loans	$586,083	$9,708	6.63%		$825,579	$16,738	8.11%
Consumer loans:
Personal-direct	60,275	1,272	8.44		59,408	1,438	9.68
Personal-indirect	256,506	4,941	7.71		290,786	6,559	9.02
Other (1)	38,368	537	5.60		47,864	1,153	9.64

Total consumer loans	355,149	6,750	7.60		398,058	9,150	9.19

Real estate loans:
Residential-fixed	180,519	3,128	6.93		141,227	2,600	7.36
Commercial-fixed	15,218	327	8.60		9,157	250	10.92
Residential-adjustable	71,411	1,121	6.28		77,023	1,482	7.70
Commercial-adjustable	100,111	1,939	7.75		140,657	3,063	8.71

Total real estate loans	367,259	6,515	7.10		368,064	7,395	8.04

Investment securities (2)	661,306	8,477	5.13		391,812	5,959	6.08
Loans held for sale	1,031	19	7.37		1,379	47	13.63
Federal funds sold	9,331	42	1.80		74,366	638	3.43

Total interest-earning assets	1,980,159	$31,511	6.37%		2,059,258	$39,927	7.76%

Allowance for loan losses	(58,395)				(56,115)
Non-interest-earning assets	114,974				116,468

Total assets	$2,036,738				$2,119,611

Interest-bearing liabilities:
Deposits:
Savings	$182,111	$668	1.47%		$165,310	$1,092	2.64%
Money market	371,227	1,439	1.55		360,579	2,733	3.03
Certificates of deposit	673,716	6,422	3.81		848,620	11,309	5.33
NOW	120,505	146	0.48		110,855	375	1.35

Total deposits	1,347,559	8,675	2.58		1,485,364	15,509	4.18
Borrowings	330,620	3,261	3.95		274,508	3,447	5.02
Manditorily reedeemable preferred securities	39,000	743	7.62		30,000	609	8.12

Total interest-bearing liabilities	1,717,179	$12,679	2.95%		1,789,872	$19,565	4.37%

Non-interest-bearing liabilities	15,266				22,938
Commercial checking	154,778				148,716
Shareholders’ equity	149,515				158,085

Total liabilities and shareholders’ equity	$2,036,738				$2,119,611

Net interest income/ net interest rate spread		$18,832	3.42%			$20,362	3.38%

Net earning assets/ net interest rate margin	$262,980		3.80%		$269,386		3.96%

Ratio of interest-earning assets to interest-bearing liabilities			1.15	X			1.15	X

(1)	Other loans include passbook, overdraft, credit cards, checkcard reserve and student loans.
(2)	Investment securities include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock.

Item 2 - continued

	Nine Months Ended September 30,

	2002				2001

(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Commercial loans	$648,919	$32,067	6.59%		$915,237	$57,290	8.35%
Consumer loans:
Personal-direct	60,607	3,918	8.62		61,269	4,432	9.64
Personal-indirect	256,533	15,764	8.19		303,957	20,382	8.94
Other (1)	40,978	2,019	6.57		48,530	3,748	10.30

Total consumer loans	358,118	21,701	8.08		413,756	28,562	9.20
Real estate loans:
Residential-fixed	169,201	8,861	6.98		138,207	7,684	7.41
Commercial-fixed	16,102	1,000	8.28		9,529	663	9.28
Residential-adjustable	71,544	3,518	6.56		83,351	5,002	8.00
Commercial-adjustable	106,410	6,480	8.12		150,143	9,492	8.43

Total real estate loans	363,257	19,859	7.29		381,230	22,841	7.99

Investment securities (2)	596,240	24,293	5.43		404,548	18,675	6.16
Loans held for sale	3,911	199	6.78		874	97	14.80
Federal funds sold	21,412	284	1.77		30,554	810	3.53

Total interest-earning assets	1,991,857	$98,403	6.59%		2,146,199	$128,275	7.97%

Allowance for loan losses	(57,112)				(59,646)
Non-interest-earning assets	107,963				112,990

Total assets	$2,042,708				$2,199,543

Interest-bearing liabilities:
Deposits:
Savings	$176,071	$1,978	1.50%		$163,588	$3,269	2.66%
Money market	377,442	4,501	1.59		367,046	9,911	3.60
Certificates of deposit	685,557	20,721	4.03		928,568	39,806	5.72
NOW	121,901	628	0.69		109,861	1,144	1.39

Total deposits	1,360,971	27,828	2.73		1,569,063	54,130	4.60
Borrowings	325,711	9,532	3.90		274,434	10,882	5.29
Manditorily reedeemable preferred securities	35,733	2,080	7.76		30,000	1,828	8.12

Total interest-bearing liabilities	1,722,415	$39,440	3.05%		1,873,497	$66,840	4.76%

Non-interest-bearing liabilities	16,321				23,786
Commercial checking	148,331				144,533
Shareholders’ equity	155,641				157,727

Total liabilities and shareholders’ equity	$2,042,708				$2,199,543

Net interest income/ net interest rate spread		$58,963	3.54%			$61,435	3.21%

Net earning assets/ net interest rate margin		$269,442	3.95%			$272,702	3.82%

Ratio of interest-earning assets to interest-bearing liabilities			1.16	X			1.15	X

(1)	Other loans include passbook, overdraft, credit cards, checkcard reserve and student loans. The Bank sold its credit card portfolio in March 2002.
(2)	Investment securities include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock.

Item 2 - continued

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume).  The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2002 Compared to 2001 Increase (Decrease)			Nine Months Ended September 30, 2002 Compared to 2001 Increase (Decrease)

(Dollars in Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income on interest-earning assets:
Commercial loans	$(4,315)	$(2,715)	$(7,030)	$(14,628)	$(10,595)	$(25,223)
Consumer loans	(921)	(1,479)	(2,400)	(3,601)	(3,260)	(6,861)
Real estate loans	(16)	(864)	(880)	(1,043)	(1,939)	(2,982)
Investment securities	8,118	(5,600)	2,518	9,219	(3,601)	5,618
Other interest-earning assets	(444)	(180)	(624)	(154)	(270)	(424)

Total	$2,422	$(10,838)	$(8,416)	$(10,207)	$(19,665)	$(29,872)

Interest expense on interest-bearing liabilities:
Deposits	$(1,333)	$(5,501)	$(6,834)	$(6,470)	$(19,832)	$(26,302)
Borrowings and mandatorily redeemable preferred securities	3,216	(3,268)	(52)	3,020	(4,118)	(1,098)

Total	1,883	(8,769)	(6,886)	(3,450)	(23,950)	(27,400)

Net interest income	$539	$(2,069)	$(1,530)	$(6,757)	$4,285	$(2,472)

Interest Income

     The Company’s interest income on interest-earning assets decreased to $31.5 million for the quarter ended September 30, 2002 from $39.9 million for the same period in 2001.  The decrease in the quarterly interest income was primarily the result of the decrease in the average yield on interest-earning assets to 6.37% from 7.76% for the quarters ended September 30, 2002 and 2001, respectively.  The decrease in the average yield continued the trend from previous quarters with a decline in year-to-date interest income due to a decrease in the average yield to 6.59% from 7.97%.  In the current quarter, the impact of declining yields was partially offset by an increase in the average balance of interest-earning assets, principally within investment securities.  While the average balances for real estate loans and consumer loans reflect decreases, the Bank did experience strong growth in both areas during the later part of the quarter and expects continued growth into the fourth quarter.  Consistent with the previous quarter, the year-to-date interest income reflects the decrease in average yield to 6.59% from 7.97%, as well as the decrease in the average balance of interest-earning assets to $1,991.9 million from $2,146.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively.
     The rapid decrease in general interest rates, including the Bank’s commercial loan Prime Rate, during 2001 continues to drive the overall yield on earning assets lower into the year 2002.  Most average balances for the three-month and nine-month periods ended September 30, 2002 declined from the same periods in 2001, as the Bank continued to reallocate its asset balances by reducing its total loan portfolio, especially commercial and industrial (C&I) loans, and focusing on improving asset quality.  Lower C&I loan balances contributed significantly to the overall lower levels of interest income.  The average balance of C&I loans decreased by $239.5 million from the third quarter of 2001 to $586.1 million for the third quarter of 2002.  In addition, the average yield on commercial loans decreased to 6.63% for the third quarter of 2002 from 8.11% for the third quarter of 2001.  The decline in yield on commercial loans has also been impacted by the level of non-accruing loans.
     The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in volume for the three-month and nine-month periods ended September 30, 2002 when compared to the same periods in 2001.  The high competition for consumer loans early in 2002 resulted in lower average balances for most consumer loan products, especially indirect used car loans, compared to the same periods of 2001.  Sales, amortization, pay-offs and charge-offs of consumer loans exceeded new originations by approximately $4.8 million for year-to-date 2002.  In the last half of the third quarter, the Bank increased its focus and achieved strong consumer loan growth, primarily in indirect new and used auto loans.  The consumer loan portfolio grew to $373.5 million at September 30, 2002, an increase of $28.1 million or 8.1%, from $345.4 million at June 30, 2002.  Total consumer loan originations were $65.0 million in the third quarter of 2002, an increase of 63.7% compared to consumer loan originations of $39.7 million in the second quarter 2002, and up 66.7% from $39.0 million for the third quarter 2001.  The average balance of all consumer loans decreased $42.9 million to $355.1 million for the quarter ended September 30, 2002 from $398.1 million for the quarter ended September 30, 2001, with a decrease in yield on these assets to 7.60% for the three months ended September 30, 2002 from 9.19% for the three months ended September 30, 2001.  A similar pattern has been sustained for the nine-month periods ended September 30, 2002 and 2001 as the

Item 2 - continued

average balance of all consumer loans decreased $55.6 million to $358.1 million for the nine months ended September 30, 2002 from $413.8 million for the nine months ended September 30, 2001, with a decrease in yield on these assets to 8.08% for the nine months ended September 30, 2002 from 9.20% for the nine months ended September 30, 2001.
     In real estate loans, the Bank had another strong quarter of residential loan growth based on total residential portfolio growth to $260.6 million at September 30, 2002, an increase of $17.0 million or 7.0%, from $243.6 million at June 30, 2002 and from $220.9 million at December 31, 2001.  The total residential loan portfolio increased $45.2 million or 21.0% from $215.4 million at September 30, 2001.  The growth in residential loans in the quarter has assisted the Bank in maintaining the average balance in its overall real estate loan portfolio, both residential and commercial loans, at $367. 3 million, down only $805,000 from the quarter ended September 30, 2001.  As a result, the interest income for the comparative quarters was primarily impacted by the decrease in the average yield to 7.10% from 8.04% for the comparable quarter in 2001.  Interest income from real estate loans decreased $880,000 to $6.5 million for the current quarter compared to the same period last year.  Interest income for the comparative nine-month year-to-date periods was more significantly influenced by lower average balances for overall real estate loans earlier in 2002; however, comparable declines in the average yields were the primary factor in the decrease in the related interest income.  The nine-month period ended September 30, 2002 reflected a decrease in yield to 7.29% from 7.99% for the comparable period in 2001, resulting in a net decrease of $3.0 million in interest income from real estate loans to $19.9 million.  The Bank continues to originate residential mortgage loans principally with fixed rates, and the Bank expects to retain the majority of the current production of the residential mortgages originated in its portfolio to provide a more diverse mix of assets on its balance sheet.
     During the past year, investment securities, mainly mortgage-backed securities, have been utilized to facilitate the Bank’s redistribution of liquidity, especially the funds available from declines in the commercial loan portfolio.  The average balance of investment securities increased to $661.3 million for the third quarter of 2002 from $391.8 million for the third quarter of 2001, and increased to $596.2 million for the nine months ended September 30, 2002 from $404.5 million for the nine months ended September 30, 2001. The overall increase in interest income from investment securities, based on the increases in the average balances, was partially offset by decreases in the relative yields on such investment securities.  The relative yields were also influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities. As prepayments have increased due to the low rate environment, the Company has had to accelerate the premium amortization, thus decreasing yields. The yield on investment securities decreased to 5.13% from 6.08% for the quarters ended September 30, 2002 and 2001, respectively.  Similarly, the average yield decreased to 5.43% from 6.16% for the nine months ended September 30, 2002 and 2001, respectively. The cumulative impact on interest income from investment securities was an increase to $8.5 million from $6.0 million for the comparative quarters, as well as an increase to $24.3 million from $18.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

Interest Expense

     Total interest expense decreased by $6.9 million for the quarter ended September 30, 2002 as compared to the same period in 2001. The average balance of all interest-bearing liabilities decreased to $1,717.2 million for the quarter ended September 30, 2002 from $1,789.9 million for the quarter ended September 30, 2001.  During the respective periods, there was a decrease in the average rate paid on all interest-bearing liabilities to 2.95% from 4.37%.  The average balance of deposits decreased to $1,347.6 million during the three months ended September 30, 2002 from $1,485.4 million during the same period in 2001.  The combined decrease in the average balance and the cost of deposits resulted in a decrease in interest expense on deposits to $8.7 million for the third quarter of 2002 from $15.5 million for the third quarter of 2001.  The decline in the average balance of brokered certificates of deposit was the primary factor impacting interest expense.  The Bank continued efforts to reduce higher-costing deposits with the average balance of brokered certificates of deposit declining from $206.0 million for the quarter ended September 30, 2001 to $62.4 million for the quarter ended September 30, 2002.  The average balance of deposit accounts tied to short-term money-market indices increased to $371.2 million for the quarter ended September 30, 2002 from $360.6 million for the quarter ended September 30, 2001.  As a result, these deposits, which reprice in conjunction with changes in short-term rates, have shown a decline in their cost to 1.55% for the third quarter of 2002 from 3.03% for the third quarter of 2001.  Such decline has provided some relief from the cost of certificates of deposit, which by their nature, are longer term and generally have comparatively higher rates than other deposit types. Total certificates of deposit reflect a net decrease, primarily attributed to the decline in brokered certificates of deposit, in average balances to $673.7 million from $848.6 million for the three-month periods ended September 30, 2002 and 2001, respectively.  The benefit from lower interest rates will continue to be felt over future periods as the certificates of deposit continue to mature and reprice.  Since the volume of certificates of deposit to reprice at these lower rates will be less than in previous periods, the future benefit related to these repricings will not be as significant as in the past several quarters.
     Another component of the change in interest-bearing liabilities was the increase in the average balance of borrowings to $330.6 million for the three months ended September 30, 2002 from $274.5 million for the three months ended September 30, 2001. This increase in average balance was accompanied by a decrease in the rate paid on borrowings to

Item 2 - Continued

3.95% from 5.02% during the respective three-month periods as borrowing costs decreased to $3.3 million for the three months ended September 30, 2002.
     Parallel trends in interest-bearing liabilities were evident in the nine-month periods ended September 30, 2002 and 2001, respectively.  Interest-bearing liabilities have reflected a decrease in average balances to $1,722.4 million for the nine-month period ended September 30, 2002 from $1,873.5 million for the nine-month period ended September 30, 2001. Concurrently, a decrease in the average rate paid on all interest-bearing liabilities to 3.05% from 4.76% occurred during the respective periods. The average balance of deposits decreased to $1,361.0 million during the same period in 2002 from $1,569.1 million during the nine months ended September 30, 2001.  The combined average balance decrease and the decrease in the cost of deposits were major factors contributing to the decrease in interest expense on deposits to $27.8 million for the nine-month period ended September 30, 2002 from $54.1 million for the nine-month period ended September 30, 2001. An additional component of the change in interest-bearing liabilities was the increase in the average balance of borrowings to $325.7 million from $274.4 million for the nine months ended September 30, 2002 and 2001, respectively.  Borrowing costs decreased to $9.5 million for the nine months ended September 30, 2002 as the decrease in the rate paid on borrowings to 3.90% from 5.29% during the respective nine-month periods more than offset the impact from the increase in average balances.  Since the average balance of deposit accounts tied to short-term money-market indices increased to $377.4 million for the nine months ended September 30, 2002 from $367.0 million for the nine months ended September 30, 2001, these deposit accounts, which reprice in conjunction with changes in short-term rates, reflect a decline in their cost to 1.59% for the nine months ended September 30, 2002 from 3.60% for the nine month ended September 30, 2001.  Certificates of deposit reflect a decrease in average balances to $685.6 million for the nine-month period ended September 30, 2002 from $928.6 million for the nine-month period ended September 30, 2001.

Net Interest Income

     Net interest income declined to $18.8 million from $20.4 million for the three months ended September 30, 2002 and 2001, respectively.  Net interest income also declined to $59.0 million from $61.4 million for the nine months ended September 30, 2002 and 2001, respectively.  Such declines reflect the significant and rapid decline in general interest rates discussed above, as well as the impact of the Bank’s current shift from loans to lower yielding investments due to the flattening yield curve and accelerated prepayments on mortgage loans and mortgage-backed securities.  In the future, additional pressure is expected based on the prospective difficulty in reducing core funding costs.
     The Bank’s net interest margin has decreased 16 basis points to 3.80% for the third quarter of 2002 compared to the margin of 3.96% for the third quarter of 2001; however, the margin has increased 13 basis points to 3.95% for the nine months ended September 30, 2002 compared to the margin of 3.82% for the nine months ended September 30, 2001.  The improvement for the nine-month period was attributable to the Bank’s ability to lower its cost of funds more rapidly than asset yields declined.

Provision for Loan Losses

     The provision for loan losses decreased slightly to $4.5 million from $4.6 million for the quarters ended September 30, 2002 and 2001, respectively, and increased significantly to $36.4 million from $13.7 million for the nine months ended September 30, 2002 and 2001, respectively. The allowance for loan losses increased to $59.8 million as of September 30, 2002, compared to $58.8 million as of December 31, 2001 and $56.9 million at September 30, 2001.  See “Non-performing Assets”.
     The year-to-date 2002 provision includes a provision of $26.7 million during the second quarter associated with specific circumstances affecting individual borrowers and our analysis during the second quarter of other borrowers whose reported financial results revealed further deterioration of collateral and repayment ability.  Approximately $13 million of the second quarter provision related specifically to five borrowers, each of which is experiencing major operational difficulties, resulting in eroding collateral values and repayment ability.  Another $8 million of the provision related to 29 borrowers reporting deteriorating trends in earnings or asset values.  The remainder of the provision for the second quarter was the result of deterioration in the risk grades in the commercial and industrial loan portfolio, as well as increased loan charge-off experience.  Given the continued economic sluggishness and uncertainty that the Company sees in its primary markets and the level of non-performing loans, management expects that the provision for loan losses will remain at the current level, or may increase, in the near-term.

Item 2 - Continued

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
     The Bank continues its progress in reducing delinquent loans, with loans 30-89 days past due at September 30, 2002 totaling $8.1 million, or 0.62% of total gross loans outstanding, compared to $18.1 million, or 1.22% of total gross loans outstanding at December 31, 2001 and $27.9 million, or 1.81% of total gross loans outstanding at September 30, 2001.
     Third quarter 2002 gross loan charge-offs were $3.7 million, compared to second quarter 2002 gross loan charge-offs of $24.6 million and $3.8 million in the third quarter of 2001.  Recoveries were $1.9 million for the third quarter of 2002, as compared to $2.1 million in the second quarter of 2002 and $961,000 in the third quarter of 2001. While net charge-offs are significantly down from the $22.5 million in the second quarter of 2002, given the continued high level of non-performing loans, management expects that net charge-offs for the next few quarters could be higher than net charge-offs in the third quarter of 2002. The coverage of the allowance for loan losses to non-performing loans was 114.42% at September 30, 2002, 96.96% at December 31, 2001 and 129.37% at September 30, 2001.  Based upon management’s evaluation of the non-performing loans, and in consideration of partial charge-offs taken, as well as the restructuring of certain loan agreements designed to maximize the Bank’s collections, management believes the September 30, 2002 coverage ratio of 114.42% is reasonable.  The allowance for loan losses and net charge-offs are shown within this report in a table called “Allowance for Loan Losses”. At September 30, 2002, management believes that the allowance for loan losses is adequate.

Non-interest Income

     Non-interest income decreased to $3.1 million for the quarter ended September 30, 2002 from $3.5 million for the quarter ended September 30, 2001, and increased to $11.1 million for the nine months ended September 30, 2002 from $10.1 million for the nine months ended September 30, 2001.  Trust fees for the comparative quarter and nine-month periods were down in 2002 in part due to adverse market conditions; however, the third quarter of 2001 also included $286,000 associated with a change to recognize such fee income using the accrual method instead of the cash basis.  The primary factor impacting the overall increase in non-interest income for the comparative nine-month periods was the $1.8 million net gain from the sale of the credit card portfolio in March 2002.  An increase of $198,000 from fees and commissions earned from brokerage services also contributed to the overall increase in 2002.  The primary factors to partially offset the overall increase for the nine-month period were decreases of $358,000 in other charges, commissions and fees and $299,000 from the sale of a branch office in 2001.

Gains On Sale of Securities

     Gains on sale of securities were $95,000 for the third quarter of 2002 and $270,000 for the nine months ended September 30, 2002 compared to gains of $64,000 for the same quarter of 2001 and $150,000 for the nine months ended September 30, 2001.  The Company’s securities available for sale portfolio is primarily used to maintain its liquidity position and as collateral for borrowings. From time to time, securities are sold when deemed prudent by management to adjust the interest rate sensitivity of the Company’s balance sheet.

Operating Expense

     Operating expense increased to $11.2 million for the quarter ended September 30, 2002 compared to $10.9 million for the quarter ended September 30, 2001, with a similar increase to $36.6 million for the nine months ended September 30, 2002 from $32.5 million for the nine months ended September 30, 2001.  For the comparative third quarters, the primary factor impacting operating expense was the $437,000 increase in salaries, pension and other employee benefits. Total salary increases of approximately $267,000 were associated with previously announced plans to increase staffing in certain areas of the Bank.  Promotion and merit raises effective at the beginning of 2002 were the principal factor associated with the remainder of the increase.
     Benefit costs rose $171,000 for the third quarter of 2002 compared to the same quarter of 2001, as health insurance and pension costs each had significant increases.  The current trend for increased health insurance and pension costs is expected to continue into 2003.  Though the Company’s significant pension contribution in September 2002, discussed earlier, should provide some reduction to future costs, the net periodic pension cost charged to operations is expected to increase substantially in future years.  For 2003, the projected pension expense may increase as much as $500,000 based upon preliminary actuarial evaluations.

Item 2 - Continued

     Other significant increases in operating expense for the comparative third quarters related to professional fees, as well as advertising and promotion fees.  Professional fees, which increased $94,000, were associated with the level of problematic credits and negotiations related to certain credit recoveries.  Advertising and promotion fees increased by $42,000 for the comparative quarters, and were associated with extended media promotions for specific loan products and checking and other deposit accounts.
     For the nine-month period comparisons, a similar trend with increases of $2.4 million in salaries, pensions and other employee benefits was the most significant factor.  Other increases include $515,000 in professional fees, $406,000 associated with repossessed or foreclosed property and $401,000 in advertising and promotion. Professional fees on a comparative year-to-date basis were higher due to higher second quarter fees incurred in connection with required expanded asset quality reviews.  In addition, legal costs associated with problematic credits continued at high levels and were about $184,000 higher in the second and third quarters of 2002.  Most of the expense increase associated with repossessed or foreclosed property is attributable to write-downs or charge-offs of such assets in the second quarter as their fair value declined during the period.  Also, one-time expenses related to the conversion to “Proof of Deposit” (“POD”) processing were $387,000 in the nine-month period of 2002. The POD system will enable the Bank to realize operational benefits in future quarters that include efficiencies at the teller line, consistency in float management and a more efficient, centralized fee monitoring and assessment system.
     The Bank’s efficiency ratio for the third quarter was 51.07%, compared to 45.64% for the third quarter of 2001, and 53.03% for the nine months ended September 30, 2002, compared to 45.66% for the nine months ended September 30, 2001.  The increases in the efficiency ratios were due to the reductions in net interest income, as well as the increases in costs as detailed above.
     Income tax expense (benefit) reflects a substantial decrease in the projected annual effective tax rate to 25.1% for the year-to-date September 30, 2002 compared to 38.3% for the same period in the previous year.  The decrease in the effective tax rate is primarily attributed to comparable levels of tax exempt income in both periods, as well as the benefit of significant new state income tax credits recognized for 2002 on substantially lowest levels of projected annual pre-tax income.

Non-performing Assets

     If a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment.  Contacts are generally made within five business days after the expiration of the payment grace period set forth in the loan contract for residential mortgage and consumer loans. Commercial customers are contacted within five days after a payment falls past due. The Company has established a Special Assets unit that performs all collection activity for retail loans. Commercial loans are transferred to this unit as soon as it is determined that loan payments may not continue on a timely basis.  While the Company generally prefers to work with borrowers to resolve such problems, the Company does initiate foreclosure or repossession proceedings or pursues other legal collection procedures, as necessary, to minimize any potential loss.  Once the Company takes legal title, the property is classified as other real estate owned and repossessed assets on the Consolidated Statement of Condition.
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

Item 2 - Continued

     The following table sets forth information regarding non-performing assets:

NON-PERFORMING ASSETS (unaudited)

(Dollars in Thousands)	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001

Non-accrual loans:
Commercial loans	$40,447	$39,420	$31,813	$42,424	$32,198
Residential real estate loans	755	722	842	882	1,365
Commercial real estate loans	4,080	1,219	4,342	4,235	3,655
Consumer loans	365	438
Troubled debt restructured loans	6,219	11,915	19,402	12,255	5,884

Total non-accrual loans	51,866	53,714	56,399	59,796	43,102
Accruing loans with principal or interest payments 90 days or more overdue	357	374	736	879	883

Total non-performing loans	52,223	54,088	57,135	60,675	43,985

Other real estate owned and repossessed assets	4,980	4,872	1,972	2,034	2,471

Total non-performing assets	$57,203	$58,960	$59,107	$62,709	$46,456

Total non-performing loans to total loans	3.98%	4.10%	4.15%	4.09%	2.86%

Total non-performing assets to total assets	2.77%	2.86%	2.87%	3.04%	2.21%

     In addition to the non-accruing troubled debt restructured loans shown in the above schedule, the Bank also had accruing loans classified as troubled debt restructured loans totaling $5.1 million, $4.9 million, $7.6 million, $8.8 million, and $5.3 million at September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001, and September 30, 2001, respectively.  The Bank does not consider these loans to be non-performing.
     Total non-performing assets were $57.2 million or 2.77% of total assets at September 30, 2002, compared to $62.7 million or 3.04% of total assets at December 31, 2001.  Non-performing loans were $52.2 million or 3.98% of total gross loans outstanding at September 30, 2002, compared to $60.7 million or 4.09% of total gross loans outstanding at December 31, 2001.  Non-performing loans decreased $8.5 million or 13.9% at September 30, 2002, as compared to December 31, 2001, primarily as a result of gross charge-offs totaling $40.3 million for the nine months ended September 30, 2002, offset by additions to non-performing loans.
     Non-performing residential real estate loans totaled $755,000 for 13 loans at September 30, 2001.  Non-performing residential real estate loans totaled $882,000 at December 31, 2001.
     At September 30, 2002, non-performing commercial real estate loans totaled $4.1 million and ranged from $38,000 to $2.2 million for 8 loans. At December 31, 2001, non-performing commercial real estate loans were $4.2 million consisting primarily of loans from two relationships of $2.1 million and $1.2 million, respectively, with two customers in the Western New York region.
     Commercial loans that have not been restructured in a troubled debt restructuring and are in non-accrual status totaled $40.4 million at September 30, 2002, and consisted of 106 loans ranging in size from less than $1,000 to $3.6 million. Non-accrual commercial loans that have not been restructured in a troubled debt restructuring at December 31, 2001 totaled $42.4 million and consisted of 157 individual loans ranging in size from $1,000 to $4.5 million.  Charge-offs or write-downs of commercial and industrial loans amounted to $2.3 million during the quarter ended September 30, 2002, and reduced non-performing loans.  New loans of approximately $11.4 million were added to non-accrual to bring the total of commercial and industrial loans in non-accruing status to $40.4 million at September 30, 2002.  The three largest relationships entering non-accrual during the quarter totaled $8.3 million, with the largest single relationship totaling $4.6 million.
     Restructured loans which are also in the non-accrual status (primarily commercial-related loans) at September 30, 2002 decreased to $6.2 million and consisted of 7 individual loans, ranging in size from $44,000 to $3.7 million.  The largest of these loans was reduced by $5.4 million during the quarter ended September 30, 2002 as a result of paydowns.  At December 31, 2001, restructured loans which were also in the non-accrual status totaled $12.3 million and consisted of 14 individual loans ranging in size from $329,000 to $6.3 million.
     The Company had $357,000 at September 30, 2002 of consumer and small business loans 90 days or more past due which were accruing interest, as compared to $879,000 at December 31, 2001.
     At September 30, 2002, loans considered to be impaired in accordance with SFAS No. 114 totaled $55.8 million, of which $12.6 million related to loans with no allocated allowance because the loans have been partially written down through charge-offs.  The $45.1 million remainder related to loans with a corresponding allocated allowance of $14.0 million.  The Company recognized no interest on impaired loans during the portion of the year they were impaired.

Item 2 - Continued

     As noted above, over the last two years the Bank has focused on establishing consistent and conservative underwriting standards, as well as identifying and managing non-performing assets.  As part of this process, the Bank has also expanded the definition of loans identified as potential problem loans to include all accruing loans classified as substandard on which to focus management efforts to address problems.  By identifying these loans under the Bank’s current rating system, management is focused on addressing problems associated with loans before they might become non-performing.  Under that expanded scope, the Bank has identified approximately $78.8 million in potential problem loans at September 30, 2002, as compared to $91.1 million at June 30, 2002.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future.  At September 30, 2002, potential problem loans primarily consisted of commercial and industrial loans.
     Other real estate owned and repossessed assets totaled $5.0 million at September 30, 2002 compared to $2.0 million at December 31, 2001.  The largest factor in the increase was the addition of two commercial properties totalling $4.0 million.

     The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated:

	Quarters Ended

(Dollars in Thousands)	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001

Average gross loans outstanding	$1,307,398	$1,365,925	$1,436,007	$1,502,098	$1,590,820

Allowance at beginning of period	$56,988	$52,785	$58,829	$56,905	$55,159

Charge-offs:
Commercial loans	2,285	23,052	10,326	1,686	1,821
Consumer loans	1,359	432	1,664	2,501	1,856
Residential real estate loans	16	40	15	29	30
Commercial real estate loans	0	1,112	0	0	58

Total loan charge-offs	3,660	24,636	12,005	4,216	3,765
Recoveries	1,926	2,119	761	1,640	961

Net charge-offs	1,734	22,517	11,244	2,576	2,804

Provision for loan losses	4,500	26,720	5,200	4,500	4,550

Allowance at end of period	$59,754	$56,988	$52,785	$58,829	$56,905

Ratio of net charge-offs to:
Average gross loans outstanding (annualized)	0.53%	6.59%	3.13%	0.69%	0.71%
Ratio of allowance to:
Non-performing loans	114.42%	105.36%	92.39%	96.96%	129.37%
Period-end loans outstanding	4.55%	4.32%	3.83%	3.96%	3.70%

     Net charge-offs were $1.7 million and $2.8 million for the third quarters of 2002 and 2001, respectively.  The action taken during the second quarter of 2002 for both charge-offs and the provision for loan loss was necessary due to the further deterioration of collateral and repayment ability for certain borrowers.  As reported financial results of these borrowers were received, write-downs were taken to levels considered appropriate for the financial results received.
     Consumer loan charge-offs increased from $432,000 in the second quarter of 2002 to $1.4 million in the third quarter of 2002.  In the second quarter 2002, a change in procedure for certain real estate secured loans (home equity loans) was instituted for such loans where sufficient equity exists; however, the borrower requires additional time for resolution.  Rather than charge these loans off, the loans will be treated as non-accrual until disposition.  In addition, aggressive writedowns of new consumer loan repossessions, as well as slower moving inventories, caused charge-offs in this area to be higher in the first quarter compared to the second quarter.  Third quarter levels reflect more normal levels of activity.  The strength or weakness of the economy within our geographic lending area also influences the level of consumer loan charge-offs.  Additions of higher-quality new loans to the portfolio are expected to lower future charge-off levels.  New

Item 2 - Continued

consumer loans to our portfolio have an average FICO score of approximately 750.  Loans charged-off during the quarter, that had been FICO scored, averaged approximately 650.
     Commercial loan charge-offs have decreased substantially to $2.3 million from $23.1 million in the second quarter. While commercial loan net charge-offs are significantly down in the third quarter of 2002 as compared to the second quarter of 2002, given the continued level of non-performing loans, management expects that net charge-offs in the next few quarters could be higher than net charge-offs in the third quarter of 2002.
     Management continually reviews the adequacy of the allowance for loan losses.  At September 30, 2002, the allowance was considered adequate by management.

Sources of Funds

     Funding for the Company’s assets is derived primarily from demand and time deposits as well as long- and short-term borrowings.  The competition for core deposits continues to be very strong in the market area and remains a focus of the Bank’s effort. The average balance of all interest-bearing liabilities decreased to $1,717.2 million for the three-month period ended September 30, 2002 from $1,789.9 million for the three-month period ended September 30, 2001.  The most significant change in interest-bearing liabilities for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, was a decrease in the average balance of certificates of deposit accounts, which decreased to $673.7 million for the third quarter of 2002 from $848.6 million for the third quarter of 2001.  In the past, to sustain new loan activities, the Bank looked to other areas to augment retail deposits as a source of funds.  In conjunction with the Bank’s planned reduction in its loan portfolio, the Company was able to decrease higher-cost funds.  Certificates of deposit from the moneydesk decreased to an average balance of $19.8 million in the third quarter of 2002 from a $34.8 million average balance in the same quarter in 2001. The average balance of brokered deposits decreased to $62.4 million for the third quarter of 2002 from $206.0 million for the third quarter of 2001.  With the recent declines in interest rates, the overall cost of funds for all certificates of deposits decreased to 3.81% from 5.33% for the second quarter of 2002 to the same period in 2001.  Total borrowings increased to an average balance of $330.6 million from $274.5 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 as borrowings provided more favorable pricing in many instances.  As there was a decrease in the average rate paid on borrowings to 3.95% for the third quarter 2002 from 5.02% for the same quarter in 2001, this more than offset the increased average balance for the quarter ended September 30, 2002, as interest expense on these borrowings decreased to $3.3 million for the third quarter of 2002 from $3.4 million for the third quarter of 2001.

Liquidity and Capital Resources

     A fundamental objective of the Company is to manage its liquidity effectively.  Prudent liquidity management ensures that the Company can meet all of its contractual obligations, meet its customers’ loan demands, fund all of its operations and minimize the effects of interest rate fluctuation on earnings.  Management monitors current and projected liquidity needs and responds by adjusting levels of liquidity as needed.  A detailed contingency plan exists to promptly provide additional levels of liquidity as needed.  With the reduction of assets during 2001 and into 2002, the pressure on liquidity has dropped accordingly.
     The Company’s primary sources of funds consist of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, bond maturities, and such other sources as long- and short-term borrowings, and sales of securities available for sale.  At September 30, 2002, the total of approved loan commitments amounted to $137.8 million.  Long-term borrowings of $160.9 million are scheduled to mature in the years 2003 through 2019.  Retail and brokered certificates of deposit, which are scheduled to mature during the next 12 months, totaled $457.2 million.  Management expects that a substantial portion of these maturing certificates will remain on deposit with the Bank.
     The Company’s primary source of funds for ongoing operating expenses, shareholder dividends, debt service payments and treasury stock repurchases is dividends from BSB Bank and Trust.  The ability of the Bank to pay dividends is subject to various regulatory limitations.  Without specific regulatory approval, the amount of dividends that the Bank may pay is limited to the current year’s net retained earnings. Due to the net loss incurred in the second quarter of 2002, coupled with dividends previously paid, the Bank has exceeded its dividend limitations for 2002. However, in October 2002, the Bank received regulatory approval for and paid a special dividend of $30 million to the Company. As a result of this special divided, and based on the regulatory limitations described above, the Company does not anticipate receiving dividends from the Bank until 2004. Management believes current levels of cash are adequate to meet the Company's ordinary course obligations and to pay customary dividends on the Company's stock until the Bank is able to pay dividends once again, without regulatory approval. However, extraordinary events, including stock and capital trust security repurchases, may require the Company to seek additional sources of capital if the Bank is unable to pay dividends to the Company.
     At September 30, 2002, the Bank’s Tier I leverage ratio, as defined in regulatory guidelines, was 8.64%, down from 8.74% at December 31, 2001, and exceeds the current requirements for the Bank.  At September 30, 2002, the Bank’s total capital-to-risk-weighted assets ratio, calculated under the Federal Reserve Board’s risk-based capital requirements, was 13.89%, up from 12.88% at December 31, 2001, and also exceeds the current requirements for the Bank.  The

Item 2 - Continued

Company continues to work to improve its risk profile and strengthen its capital ratios as is evidenced by the previously mentioned capital ratios.
     The Company’s book value per common share was $15.78 at September 30, 2002 compared to $16.19 at December 31, 2001.

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
     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Forward-Looking Statements

     Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended.  Actual results, performance, or developments may differ materially from those expressed or implied by such forward-looking statements as a result of market uncertainties and other factors. The financial services market generally, and the market for the Company’s products and services specifically, is characterized by a high degree of competition and rapidly changing local, national, and global market, financial and economic conditions.  Such developments, as well as unforeseen developments in the financial services industry, could have an adverse impact on the Company’s financial position and results of operations.

Market Prices and Related Shareholder Matters

     The stock of the Company is listed on The Nasdaq Stock Market’s National Market System under the symbol BSBN. As of September 30, 2002, the Company had 2,226 shareholders of record and 9,585,941shares of common stock outstanding.  The number of shareholders does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms.
     The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

	Price Range		Cash Dividends

	High	Low

2001
First Quarter	$20.25	$12.38	$0.25
Second Quarter	$23.36	$16.63	$0.25
Third Quarter	$27.00	$21.36	$0.25
Fourth Quarter	$27.40	$20.85	$0.25
2002
First Quarter	$30.24	$22.77	$0.25
Second Quarter	$32.80	$21.80	$0.25
Third Quarter	$26.67	$18.06	$0.25

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s consolidated results of operations depend to a large extent on the level of its net interest income, which is the difference between interest income from interest-earnings assets (such as loans and investments) and interest expense on interest-bearing liabilities (such as deposits and borrowings).  If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield on its interest-bearing assets, net interest income will decrease.  In addition, the market values of most of its financial assets are sensitive to fluctuations in market interest rates.  The Company measures and manages its interest rate risk by focusing on the Company’s “gap”, which is the measure of the mismatch between the dollar amount of the Company’s interest-earning assets and interest-bearing liabilities which mature or reprice within certain time frames.
     Based on the Company’s latest analysis of asset/liability mix at September 30, 2002, management’s simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 100 basis point increase in interest rates over the 12 months ended September 30, 2003 would decrease net interest income for that period by 1.01% or less and that a similar decrease in interest rates would decrease net interest income by 1.58% or less.  The test is based on a number of assumptions and there can be no assurance that if interest rates did move by two percent that the Company’s results of operations would be impacted as estimated.  These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates.  Although the Company uses various monitors of interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.
     Changes in interest rates can also affect the amount of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of such assets and liabilities.  Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company.  When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans.  Funds generated by prepayment might be invested at less favorable interest rates.  Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the Company’s portfolio, net interest income, and loan servicing income.  Similarly, prepayments on mortgage-backed securities can adversely affect the value of such securities and the interest income generated by them.
      Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost (such as regular savings accounts) to accounts with a higher cost (such as certificates of deposits).  If the cost of deposits increases at a rate greater than yields on interest-earning assets increase, the interest rate spread will be negatively affected.  Changes in the asset and liability mix also affect the Company’s interest rate risk.
     The Company faces substantial competition for deposits and loans throughout its market area both from local financial institutions and from out-of-state financial institutions that either solicit deposits or maintain loan production offices in the Company’s market area.  The Company competes for deposits and loans primarily with other financial service providers such as savings institutions, commercial banks, credit unions, money market funds, and other investment alternatives.  The Company believes that its ability to compete effectively depends largely on its ability to compete with regard to interest rates, as well as service fees, personalized services, quality and range of financial products and services offered, convenience of office hours and locations, and automated services.

Item 4.

CONTROLS AND PROCEDURES

(a)          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

(b)          There were no significant changes made in the Company’s internal controls or in other factors that  could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

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

Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on July 31, 2002, (text of News Release Regarding 2002 Second Quarter Earnings and Text of July 26, 2002 Analyst Conference Call)

Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on October 30, 2002 (text of News Release Regarding 2002 Third Quarter Earnings and Text of Management’s Presentation of October 25, 2002 Analyst Conference Call)

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date:	November 14, 2002	By:	/s/ HOWARD W. SHARP

HOWARD W. SHARP President and Chief Executive Officer

Date:	November 14, 2002	By:	/s/ REXFORD C. DECKER

REXFORD C. DECKER Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Howard W. Sharp, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of BSB Bancorp, Inc.

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/S/ HOWARD W. SHARP

Howard W. Sharp President and Chief Executive Officer

CERTIFICATION

I, Rexford C. Decker, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of BSB Bancorp, Inc.

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ REXFORD C. DECKER

Rexford C. Decker Chief Financial Officer

Correspondence:

Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Executive Officer of BSB Bancorp, Inc. (the “Company”), hereby certifies that to his knowledge on the date hereof:

(a)

The Quarterly Report on Form 10-Q of the Company for the Quarter Ended September 30, 2002 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ HOWARD W. SHARP

Howard W. Sharp Chief Executive Officer November 14, 2002

Correspondence:

Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Chief Financial Officer of BSB Bancorp, Inc. (the “Company”), hereby certifies that to his knowledge on the date hereof:

(c)

The Quarterly Report on Form 10-Q of the Company for the Quarter Ended September 30, 2002 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(d)	Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ REXFORD C. DECKER

Rexford C. Decker Chief Financial Officer November 14, 2002