Form 10-K
period 2002-12-31
BSB BANCORP INC
filed 2003-03-28
CIK 830257

United States
Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 0-17177

BSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1327860

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58-68 Exchange Street, Binghamton, New York	13901

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (607) 779-2406

Securities registered pursuant to Section 12(b) of the Act:   Not applicable

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, ($0.01 par value per share)

Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 28, 2002 was approximately $237.5 million. Number of shares of common stock outstanding as of March 6, 2003 - 9,195,914

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     (1)  Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Part II, Items 5 - 8 of this Form 10-K.

     (2)  Portions of the Definitive Proxy Statement are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2002
BSB BANCORP, INC.

PART I

ITEM 1.	BUSINESS

GENERAL

BSB Bancorp, Inc.

          BSB Bancorp, Inc. (the “Company”) is the Delaware chartered bank holding company for BSB Bank & Trust Company (“BSB Bank & Trust” or the “Bank”). The Company owns 100% of the issued and outstanding common stock, $1.00 par value, of the Bank, which is the primary asset of the Company. The business of the Company is the business of the Bank, which is the Company’s sole segment. All references to the Company include the activities of the Bank, unless the context indicates otherwise. The Company’s and the Bank’s principal executive offices are located at 58-68 Exchange Street, Binghamton, New York 13901, telephone (607) 779-2406.

          The Company, as a bank holding company, is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), as well as the New York State Banking Department.

BSB Bank & Trust Company

          The Bank is headquartered in Binghamton, New York and at December 31, 2002 conducted business in Broome, Chenango, Onondaga and Tioga Counties and adjacent areas of New York State. During the first quarter of 2002, the Company sold its $10.7 million credit card portfolio to American Express and recognized a net gain before taxes of approximately $1.8 million on the sale. The increasing costs associated with maintaining the technology to provide a high level of service to our customers and the higher levels of charge-offs associated with credit card debt made this a less profitable line of business for the Company. During the fourth quarter of 2002, the Company sold its two Elmira branches located in the Chemung County area. The sale allowed the Company to concentrate efforts on the further development of its retail branch operations in the Greater Binghamton area and the Central New York region. The sale included deposits of approximately $44.2 million, net loans of approximately $2.8 million and certain other assets and resulted in a net gain before taxes of approximately $3.1 million. BSB Bank & Trust serves its customers from 20 full-service banking offices. Additional banking services are provided by a network of branch-based and off-premise automatic teller machines, as well as 12 proprietary banking service locations (“Storeteller”) within a large area supermarket chain.

          The primary market areas of the Bank are the Southern Tier of New York, centered around the city of Binghamton, and Central New York, centered around Syracuse. These metropolitan areas have a combined population of nearly one million people. Over the past decade, BSB Bank & Trust has grown from a traditional thrift institution to a diversified financial services organization providing a full range of deposit and loan products to area businesses and consumers, mortgage banking, trust, investment and insurance services. The Bank is a major provider of banking services to consumers and the business community, as well as banking services for school districts and cooperative education centers, cities, towns, villages and numerous municipal agencies. It is also active in indirect automobile financing.

          The Bank is subject to regulation, examination and supervision by the New York State Banking Department (“NYSBD”) and the Federal Deposit Insurance Corporation (“FDIC”). Deposits in the Bank are insured by the FDIC to the extent provided by law. The Bank is also a member of the Federal Home Loan Bank of New York (“FHLB”).

LENDING ACTIVITIES

          The Company offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans (“C&I”), various direct and indirect consumer loans including home equity lines of credit and home equity loans and other types of small business and consumer loans. As a community bank, all loans are approved locally, either by individual loan officers, the management loan committee or the directors’ loan committee, depending on the size and type of loan. Interest rates charged by the Company are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, including local competition, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

          One of the Company’s objectives during 2002 was to continue the process initiated in 2001 of restructuring its asset mix and, as part of the process of achieving this objective, reduce the size of the commercial and industrial portfolio. Another part of the restructuring process was to increase the size of the real estate loan portfolio, increasing both residential and commercial mortgage loans. This was consistent with the goal of improving asset quality and creating more sustainable and stable earnings over time.

          The Company’s portfolio of loans totaled $1.3 billion at December 31, 2002, representing 66.2% of the Company’s total assets at that date, compared to $1.5 billion, and 72.0% of the Company’s total assets at December 31, 2001. The Company continued to lower the balance of C&I loans within its portfolio of assets. The balance of C&I loans decreased to $492.2 million or 36.5% of all loans at December 31, 2002 compared to $750.6 million or 50.6% of all loans at December 31, 2001. These loans are generally tied to the Company’s Prime Rate. Real estate loans, another strategic focus during 2002, increased to $477.3 million or 35.4% of all loans at December 31, 2002 compared to $355.8 million or 24.0% at December 31, 2001.

          The balance of consumer loans remained stable at $378 million at both December 31, 2002 and 2001. Indirect new auto loans increased from $39.5 million at December 31, 2001 to $60.1 million at December 31, 2002. This shift of loans was done with competitive pricing to obtain higher quality new auto loans which historically have lower incidences of charge-offs. Net charge-offs for these loans represent 10 basis points in 2002 compared to 28 basis points in 2001 of the average loan balances for indirect new auto loans.

          As rates continued to decline during the year, the Company considered it prudent to sell its longest duration residential mortgage loan originations while retaining its shorter term fixed- and variable-rate loans and all bi-weekly mortgage loans. In this strategy, real estate loans increased to 35.4% of the loan portfolio at December 31, 2002 from 24.0% at December 31, 2001. This increase in the percent of real estate loans to total loans is consistent with the Company’s overall strategy to improve asset quality by dedicating itself to implementing a strong credit culture, translating into a stronger credit risk profile for the future.

Loan Portfolio Composition

          The following table sets forth the composition of the Company’s loan portfolio by loan type as of the dates indicated.

	December 31,

	2002		2001		2000		1999		1998

(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount

Commercial loans	$492,171	36.53%	$750,552	50.56%	$1,012,430	55.06%	$916,442	52.69%	$811,838

Consumer loans:
Personal-direct	65,768	4.88%	61,078	4.11%	64,965	3.53%	72,497	4.17%	71,775
Personal-indirect	270,597	20.08%	268,787	18.10%	324,402	17.65%	352,426	20.25%	294,276
Other	41,596	3.09%	48,489	3.27%	49,470	2.69%	47,808	2.75%	47,907

Total consumer loans	377,961	28.05%	378,354	25.48%	438,837	23.87%	472,731	27.17%	413,958

Real estate:
Fixed-rate:
Residential	262,199	19.46%	145,856	9.82%	127,482	6.93%	97,221	5.59%	101,424
FHA & VA	1,844	0.14%	2,775	0.19%	4,008	0.22%	5,513	0.32%	7,944
Commercial	34,767	2.58%	18,433	1.24%	10,278	0.56%	11,516	0.66%	5,614
Commercial FHA	160	0.01%	170	0.01%	179	0.01%	186	0.01%	194

Total fixed-rate	298,970	22.19%	167,234	11.26%	141,947	7.72%	114,436	6.58%	115,176

Adjustable-rate:
Residential	66,301	4.92%	72,304	4.87%	88,700	4.82%	74,480	4.28%	87,644
Commercial	112,028	8.31%	116,263	7.83%	156,831	8.53%	161,496	9.28%	162,327

Total adjustable-rate	178,329	13.23%	188,567	12.70%	245,531	13.35%	235,976	13.56%	249,971

Total real estate loans	477,299	35.42%	355,801	23.96%	387,478	21.07%	350,412	20.14%	365,147

	$1,347,431	100.00%	$1,484,707	100.00%	$1,838,745	100.00%	$1,739,585	100.00%	$1,590,943

          The following table sets forth scheduled contractual maturities of loans in the Company’s portfolio at December 31, 2002. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed- and adjustable-interest rates.

(Dollars in Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Commercial Business Loans	Consumer Loans	Total

Amounts due:
Within one year	$16,122	$20,696	$259,051	$96,437	$392,306
After one year through five years	72,175	68,382	195,952	182,496	519,005
Beyond five years	242,047	57,877	37,168	99,028	436,120

Total	$330,344	$146,955	$492,171	$377,961	$1,347,431

Amounts due after one year:
Fixed	$250,893	$32,805	$147,836	$245,593	$677,127

Adjustable	$63,329	$93,454	$85,284	$35,931	$277,998

          Contractual maturities of loans do not necessarily reflect the actual life of loans in the Company’s portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses. Such clauses give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

Commercial and Industrial Lending

          As of December 31, 2002, commercial loans amounted to $492.2 million or 36.5% of the Company’s total loans. Under New York law, the Bank generally may not lend to any one entity more than 15% of the Bank’s capital stock, surplus and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank’s capital stock, surplus and undivided profits, provided that the loan is collateralized to the extent that such loan is between 15% and 25% of the Bank’s capital stock, surplus and undivided profits. The Bank’s policy, consistent with regulation, restricts loans to any borrower and related entities to 15% of shareholders’ equity, unless the amount in excess of 15% is secured by liquid collateral. Loan relationships approaching 15% of the Bank’s shareholders’ equity generally require diversification in both repayment source and collateral.

          The Company offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Company than most other types of lending. The C&I portfolio has required two major changes that the Company has worked toward. One change was a decrease in overall portfolio size to a more manageable level that would represent a smaller percent of the overall loan portfolio. Consistent with this objective, the C&I loan portfolio has decreased $258.4 million from $750.6 million or 50.6% of the entire loan portfolio at December 31, 2001. Second, the Company wanted to decrease the number of large borrowing relationships within the portfolio. At December 31, 2002, there were 8 loan relationships exceeding $10.0 million compared to 14 loan relationships at December 31, 2001. The average size of a C&I loan decreased from $272,000 in 2001 to $222,000 in 2002.

          Management continues to review commercial loan applications from companies with a strong financial base and strong credit history, principally within the Company’s market area. Commercial loan originations amounted to $99.4 million or 18.4% of total loans originated in 2002 compared to $140.6 million, or 34.3% of total loans originated in 2001. Total loan commitments to the 10 largest lending relationships ranged from $9.9 million to $25.9 million at December 31, 2002. Outstanding loan balances for these 10 relationships, ranging from $8.6 million to $20.2 million, are made up of 41 individual loans. Each of these loans has varied sources of repayment and collateral. The Company periodically reviews all larger group credits.

          The commercial loan portfolio is diversified by industry, type and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 55.2% of the Company’s commercial loans bear floating interest rates tied to the Company’s prime rate (“Prime Rate”). The average yield on the commercial loan portfolio was 6.58% in 2002 and 8.03% in 2001. The Company’s average Prime Rate was 4.67% in 2002 and 6.91% in 2001. Commercial loans are made on both a collateralized and uncollateralized basis and include collateralized lines of credit. Although most have shorter terms, the maximum term of a non-real estate collateralized commercial loan is ten years.

          The Company’s commercial loan officers are responsible for generating new business, the underwriting and assignment of internal risk ratings as loans are committed, and monitoring the creditworthiness of borrowers and for changing risk ratings when appropriate. The Loan Review department reviews risk ratings assigned and has authority to change ratings as appropriate. These risk ratings are used in conjunction with a risk rating migration analysis program to assist monthly in determining levels of loss allowance needed. Delinquency reports are reviewed during the month to assist the loan officer in active management of the loan by calling or sending written notice to the borrower.

          The authority to approve commercial loans varies by the size of the loan. Loans under $150,000 must have a secondary approval of the loan officer and that officer’s team leader. Loans exceeding $5.0 million require multiple approvals from the senior loan officer and the CEO, plus the credit administration department and the Directors’ Loan Committee. For commercial loans at intermediate levels, the Company requires designated approvals of the senior loan officers, the CEO, plus the credit administration department. Individual loan authority is approved by the Board of Directors.

          For loan portfolio analysis, geographic concentrations are reviewed at the same time as industry concentrations. Approximately 70.5% of commercial loans are located in the Company’s primary market area of Broome, Chenango, Onondaga and Tioga Counties. Of the remaining 29.5%, 25.0% are spread through other counties of New York State with primary concentrations in Monroe, Cortland and Tompkins Counties. The balance of these loans are in other states.

          In addition to the various types of lending services, the Company also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll and direct deposit to employees’ accounts.

          The Company monitors commercial loan and commercial real estate industry stratifications at least twice a year and continues to require diversity throughout its commercial loan and commercial real estate portfolios.

          The following table gives the breakdown of the commercial and industrial and commercial real estate portfolios at December 31 by industry:

	2002		2001

(Dollars in Thousands)	Amount	Percent	Amount	Percent

Finance, insurance and real estate	$214,951	33.63%	$237,937	26.86%
Service	121,362	18.99%	215,169	24.30%
Manufacturing	109,716	17.17%	169,609	19.16%
Retail trade	78,383	12.26%	93,295	10.54%
Wholesale trade	49,642	7.77%	70,374	7.95%
Construction	33,049	5.17%	44,561	5.03%
Transportation and public utilities	16,186	2.53%	31,309	3.54%
Other	15,837	2.48%	23,164	2.62%

Total	$639,126	100.00%	$885,418	100.00%

Commercial Real Estate Lending

          The Company originated $42.8 million in commercial real estate loans in 2002 compared to $21.6 million in 2001. At December 31, 2002, the Company had $147.0 million of commercial real estate loans outstanding, representing approximately 10.90% of the Company’s total loan portfolio. Of the $147.0 million outstanding at December 31, 2002, $34.9 million were fixed-rate loans with amortization periods of 3 to 25 years. Adjustable-rate loans at December 31, 2002 were $112.0 million and had rates determined by indices such as Prime Rate, the London Interbank Offer Rate (“LIBOR”) or Treasury bill rates. These adjustable-rate loans reprice every one, three or five years based on the current index and any spread over that index, if applicable. With the current level of rates at historic lows and with financial institutions throughout the market area competitively pricing the loans, the Company has seen an increase in fixed-rate loans being closed in 2002 as these loan balances increased from $18.6 million at December 31, 2001 to $34.9 million at December 31, 2002. The origination of commercial real estate loans primarily comes from the Company’s major market areas in a four county area of the Southern Tier and Central regions of New York. The urban areas of Rochester, Albany and Buffalo also produce new loans for the Company, similar to our residential real estate lending results.

          In setting interest rates and origination fees on new loans and extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. When the loan is underwritten, the following items are part of the consideration: the properties’ cash flow and its ability to service the debt, the percent of occupancy if applicable, creditworthiness of tenants, creditworthiness of borrowers and guarantors, and other factors that could impact the repayment of the debt.

          The approvals for commercial real estate loans follows the same levels of authority as described for commercial and industrial loans.

Consumer Lending

          The Company engages in a variety of consumer lending activities including auto loans, both direct and indirect, home equity line of credit loans, overdraft loans, passbook loans, student loans and direct personal loans. Consumer loans provide diversification within the loan portfolio and allow the Company to meet the credit needs of our customers. The short term nature of these loans shortens the duration of the entire loan portfolio. As of December 31, 2002, a total of $378.0 million of consumer loans was outstanding as compared to $378.4 million at December 31, 2001. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers’ continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy and by adverse economic conditions. The Company has maintained a strong presence in indirect lending within our market areas. New auto loans historically have a lower incidence of loss than used autos. Indirect new auto loan balances have increased 52.1% from $39.5 million at December 31, 2001 to $60.1 million at December 31, 2002.

          Of the $336.4 million in personal loans outstanding at December 31, 2002, $65.8 million or 19.6% represented direct consumer loans originated by the Company’s lending staff. The remaining $270.6 million or 80.4% represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, automobile and other retail dealers. Indirect originations in 2002 totaled $118.0 million or 60.0% of all consumer loan originations. Of these indirect originations, used auto loans were the largest source at $68.0 million, but the ending balance at December 31, 2002 was $128.5 million, down from $131.6 million at December 31, 2001. These loans typically are shorter term and pay off faster than new auto loans. All personal loans originated for the Company are advanced at fixed-interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

          Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years. Such loans are generally collateralized by the borrower’s primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed a maximum of 95% based on the borrower's credit rating. As of December 31, 2002, the outstanding balance of total home equity lines of credit was $36.3 million. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

          Consumer loans are marketed throughout the Company’s branches and via print and visual media promotions. Authority for approval of consumer loans varies by loan type and individual authority limits as approved by the Board of Directors and must follow the approved underwriting practices of the Company which normally include employment status, credit history and credit score.

          In the first quarter of 2002, the Company sold its $10.7 million credit card portfolio to American Express Company.

          Consumer lending, with its short-term characteristics, contributes to the improvement of the Company’s overall interest rate sensitivity because of its more rapid amortization compared to residential and commercial real estate loans.

Residential Real Estate Lending

          The Company historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 2002, $330.3 million or 24.5% of the Company’s total loan portfolio consisted of residential mortgage loans. In 2002 and 2001, residential mortgage loan originations amounted to $200.5 million and $90.6 million, respectively, which represented approximately 37.1% and 22.1%, respectively, of the Company’s total loan originations.

          The continued decline in interest rates during 2002 to their current low levels caused consumer preference to remain with fixed-rate residential loans. Loans were originated or refinanced at lower fixed rates as consumers looked to lock in the attractive financing rates. Residential mortgage lending continues to be an important component of the Company’s loan portfolio. During 2002, the Company retained in its portfolio all loans with maturities of 20 years or less as well as 30-year bi-weekly fixed-rate loans. The bi-weekly residential loan has been the most popular among our customers as they are able to obtain attractive rates with an actual duration closer to that of a 20-year loan. For 2002, total originations of bi-weekly residential loans was $84.0 million or 41.9% of all originations. By comparison, in 2001, total bi-weekly residential loan originations were only $6.6 million or 7.3%. The trend to refinance at lower fixed rates is reflected in the 2002 originations of 10-year mortgages ($14.6 million) and 15-year mortgages ($37.8 million). By comparison, the Company originated, in 2001, a total of $33.5 million of 10- and 15-year fixed-rate mortgages, with 98.8% of these in the 15-year category.

          The growth in these portfolios is shown in the following chart of residential mortgage loan balances at December 31, 2002 and December 31, 2001.

(Dollars in Thousands) At December 31,	2002	2001

30-year fixed-rate	$62,506	$56,218
15 to 20 year fixed-rate	81,090	57,795
10 year fixed-rate	14,414	190
30 year bi-weekly fixed rate	45,080	26,251
15 to 20 year bi-weekly fixed-rate	45,791	1,423
10 year bi-weekly fixed-rate	11,441	33
Other fixed-rate	3,721	6,721
Adjustable-rate	66,301	72,304

	$330,344	$220,935

          Residential real estate loans provide a favorable alternative for the Company as a key element of the strategy to reduce credit risk within its overall loan portfolio. Such loans also fulfill the objective of a full range of loan services to customers within our primary market areas. Generally, retail originations of residential real estate loans provide the Company more direct control over the volume of such loans, and more favorable origination costs. In order to achieve favorable operational efficiencies, the Company opened a new facility dedicated to residential real estate loan production. The balance between wholesale and retail loans closed remained nearly the same with approximately 66% of the residential real estate loans closed within the Company’s facilities. Significant changes in the penetration of the Company’s two major markets were achieved during 2002 as retail residential real estate loans closed in Central New York were approximately 43% of the total in 2002 as compared to approximately 23% in 2001. The fourth quarter of 2002 showed almost an even split of loans closed between the two regions.

Loan Review

          The Company maintains a Loan Review program in order to measure the quality of its loan portfolio, to enable management to report on the level of impairment within the loan portfolio and to recommend appropriate loan loss reserve levels to Senior Management and the Board of Directors. The Loan Review department is responsible for analysis and monitoring of loans subsequent to their commitment or acquisition by the Company. Loan reviews provide a systematic process to ensure appropriate corrective action for any potential problem loan.

          The Loan Review department provides Senior Management and the Board of Directors with information regarding the quality and structure of all loan portfolios. Monthly reporting for each loan portfolio includes reports on past due and non-performing trends, reconciliation of the loan loss provision, analysis of the adequacy of the allowance for loan losses, as well as a summary of loans deemed as impaired or troubled debt restructurings. Quarterly reporting provides a management action listing for certain commercial loans based upon the risk ratings assigned during the current review. Loan Review also reports on changes in risk ratings between quarters and industry concentration.

Delinquent Loans

          If a borrower fails to make a scheduled payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made within five business days after the expiration of the payment grace period set forth in the loan contract for residential mortgage and consumer loans. Commercial customers are contacted within five days after a payment becomes past due. The Company has established a Special Assets unit that performs all collection activity for retail loans. Also, commercial loans are transferred to this unit as soon as it is determined that loan payments may not continue on a timely basis.

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

Classification of Loans

          The Company’s Loan Review department performs a risk rating analysis as an integral part of the review of each loan portfolio. For the commercial and commercial real estate portfolios, the risk rating analysis includes a grading system following a standard risk rating matrix. Based upon this matrix, the Company determines a classification for such loans and other assets that are considered to be of lesser quality, as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the identified weaknesses make collection or liquidation in full improbable. Assets classified as “loss” are those considered uncollectable and of such little value that the continuance as assets without the establishment of a specific loss reserve is not warranted.

          At December 31, 2002, the Company had classified $78.2 million of assets as performing substandard loans, which include $12.2 million of accruing loans identified as troubled debt restructured loans. Comparative information at December 31, 2001, reflects $131.1 million of assets as performing substandard loans, which include $8.8 million of accruing loans identified as troubled debt restructured loans.

Non-performing Assets and Other Real Estate Owned (“ORE”)

          Loans are placed on a non-accrual status when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days or more past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery. Loans are removed from non-accrual status when they become current as to principal and interest, or when in the opinion of management, the loans are expected to be fully collectible as to amounts due for both principal and interest.

          Other real estate owned and repossessed assets is comprised of property or assets acquired in the settlement of loans. These assets are initially established at the lesser of the recorded investment in the loan, or at the estimated fair value of the asset, less an estimate of the costs expected to be incurred during its disposition. At the time of foreclosure or repossession, the amount, if any, by which the recorded investment in the loan exceeds the fair value of the asset received is charged against the allowance for loan losses. Any subsequent declines in estimated fair value of the property or asset, or expenses incurred to maintain the property or asset, are charged to operating expense. An asset may be considered an in-substance foreclosure or repossession if the Company has taken possession of the asset serving as collateral for the loan, regardless of whether the Company has legal title to the asset. The final disposition of the property or asset is dependent upon many factors and the final disposition price may differ from the recorded value at that time. Any gains or losses upon disposition are recorded to operating expense.

          The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue and other real estate owned and repossessed assets held by the Company at the dates indicated:

	December 31,

(Dollars in Thousands)	2002	2001	2000	1999	1998

Non-accrual loans:
Commercial loans	$34,614	$42,424	$17,104	$1,852	$5,326
Residential real estate loans	616	882	2,071	2,161	2,813
Commercial real estate loans	2,647	4,235	1,522	53	1,730
Consumer loans	288	—	—	—	—
Troubled debt restructured loans	12,172	12,255	10,660	6,596	6,406

Total non-accrual loans	50,337	59,796	31,357	10,662	16,275
Accruing loans with principal or interest payments 90 days or more overdue	278	879	781	945	818

Total non-performing loans	50,615	60,675	32,138	11,607	17,093

Other real estate owned and repossessed assets	3,109	2,034	1,805	2,442	3,777

Total non-performing assets	$53,724	$62,709	$33,943	$14,049	$20,870

Total non-performing loans to total loans	3.76%	4.09%	1.75%	0.67%	1.07%

Total non-performing assets to total assets	2.64%	3.04%	1.47%	0.63%	0.97%

          Accruing loans classified as troubled debt restructured loans totaled $13.8 million, $8.8 million, $4.8 million, $13.1 million and $11.9 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The Company does not consider these loans to be non-performing.

          Additional interest income would have been recorded on loans accounted for on a non-accrual basis of approximately $3.0 million, $4.0 million, $1.8 million, $806,000 and $783,000, at December 31, 2002, 2001, 2000, 1999 and 1998, respectively, if such loans had been current throughout the respective years. Such amounts were not included in the Company’s interest and dividend income for the respective periods.

          Interest income on non-accrual loans was recognized during the years 2002, 2001, 2000, 1999 and 1998, of approximately $540,000, $2.1 million, $1.3 million, $119,000 and $567,000, respectively.

Allowance for Loan Losses

          The process of originating loans, of any type, includes an inherent risk that loan losses will be experienced. The risk of loss varies with, among other things, general economic conditions, the type of loan, creditworthiness of the borrower and, for a collateralized loan, the quality of the collateral securing the loan. In an effort to minimize loan losses, the Company monitors its loan portfolio by reviewing delinquent loans and taking appropriate measures as discussed above. In addition, with respect to the Company’s commercial real estate and commercial business loans, the Company closely watches all loans with a risk rating (described above under “Classification of Loans”) that indicates potential adverse factors. Also, the loan review process includes, on an annual basis, a review of the borrowers’ financial statements and, in some cases, inspections of borrowers’ collateral properties.

          The allowance for loan losses represents the amount available for probable loan losses in the Company’s loan portfolio as estimated by management. Management performs a comprehensive assessment, at least quarterly, of the allowance for loan losses. Based upon the periodic reports completed by the Loan Review program, the allowance is assessed with a migration analysis by applying estimated loss ratios to the risk ratings of loans both individually and by category. The estimated loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various “classifications” and concentrations of loans, transfer risks and other pertinent factors. Specific reserves are determined through review of impaired loans, non-performing loans and certain performing loans designated as problems. General reserves are determined through regular disciplined analysis of the portfolio. The risk profile and experience of the existing portfolio, along with growth, concentration and management resources are also considered. The allowance for loan losses reflects management’s best estimate of probable loan losses.

          At December 31, 2002, the allowance for loan losses was $63.3 million or 4.69% of total loans outstanding providing coverage for non-performing loans of 124.96%. The coverage of non-performing loans was 96.96% at December 31, 2001, and the allowance for loan losses was $58.8 million or 3.96% of total loans outstanding. The table below summarizes the activity in the Company’s allowance for loan losses over the last five years. The Company’s improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

(Dollars in Thousands)
Years Ended December 31,	2002	2001	2000	1999	1998

Average total loans outstanding	$1,359,891	$1,657,154	$1,797,857	$1,715,429	$1,518,880

Allowance at beginning of period	$58,829	$59,291	$29,134	$25,030	$21,768
Charge-offs:
Commercial loans	42,934	16,688	21,058	11,635	6,389
Consumer loans	4,422	6,657	4,272	5,110	3,280
Residential real estate loans	88	228	151	267	238
Commercial real estate loans	1,112	58	110	381	1,083

Total loans charged-off	48,556	23,631	25,591	17,393	10,990

Recoveries:
Commercial loans	4,578	3,459	836	1,173	456
Consumer loans	2,229	1,340	1,030	1,087	785
Residential real estate loans	—	—	—	83	9
Commercial real estate loans	—	146	161	17	71

Total recoveries	6,807	4,945	2,027	2,360	1,321

Net charge-offs	41,749	18,686	23,564	15,033	9,669

Provision for loan losses	46,170	18,224	53,721	19,137	12,931

Allowance at end of period	$63,250	$58,829	$59,291	$29,134	$25,030

Ratio of net charge-offs to:
Average total loans outstanding	3.07%	1.13%	1.31%	0.88%	0.64%
Ratio of allowance to:
Non-performing loans	124.96%	96.96%	184.49%	251.00%	146.43%
Year-end total loans outstanding	4.69%	3.96%	3.22%	1.67%	1.57%

          The allowance for loan losses required an aggregate provision for loan losses of $46.2 million in 2002 compared to $18.2 million in 2001. The 2002 provision included a provision of $26.7 million during the second quarter. The significant provision in the second quarter reflected specific circumstances affecting specific individual loans and our ongoing analysis of other borrowers whose reported financial statements revealed further deterioration of collateral and repayment ability. As a result, the increased provision for loan losses was primarily due to increased net loan charge-offs, continued high levels of non-performing and problematic loans, as well as the continued economic sluggishness within the Company’s primary markets.

          The following table sets forth the allocation of the allowance for loan losses by loan category for the years indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

(Dollars in thousands)
Year	2002	2001	2000	1999	1998

Real estate:
Commercial	$6,543	$2,905	$2,817	$2,329	$2,873
Residential	881	644	272	240	444
Commercial	44,502	48,487	48,616	21,446	17,270
Consumer	11,324	6,793	7,586	5,119	4,443

	$63,250	$58,829	$59,291	$29,134	$25,030

          Below are tables showing the amount of the allowance allocated to each loan type as a percentage of the total allowance, as well as the percentage of each loan type relative to the total loan portfolio:

Category% to total allowance:
Real estate:
Commercial	10.35%	4.94%	4.75%	7.99%	11.48%
Residential	1.39%	1.09%	0.46%	0.82%	1.77%
Commercial	70.36%	82.42%	82.00%	73.62%	69.00%
Consumer	17.90%	11.55%	12.79%	17.57%	17.75%

	100.00%	100.00%	100.00%	100.00%	100.00%

Loan category% to total loans:
Real estate:
Commercial	10.91%	9.08%	9.10%	9.96%	10.57%
Residential	24.51%	14.88%	11.97%	10.19%	12.38%
Commercial	36.53%	50.56%	55.06%	52.68%	51.03%
Consumer	28.05%	25.48%	23.87%	27.17%	26.02%

	100.00%	100.00%	100.00%	100.00%	100.00%

INVESTMENT ACTIVITIES

          The objectives of the Company’s investment portfolio include: (a) to generate a source of liquidity or absorb liquidity as loan demand fluctuates, (b) establish a medium to implement interest-rate risk management strategies as needed, (c) provide regulatory and operational liquidity to conduct day-to-day business activities of the Company, (d) inject high credit quality assets into the balance sheet and (e) generate a favorable return on investments without undue compromise of other objectives.

          As of December 31, 2002, the Company’s investment securities portfolio of $593.9 million constituted 29.2% of its total assets. Such securities consist of United States Treasury securities, United States Government agency securities, mortgage-backed securities (including collateralized mortgage obligations (“CMOs”)), obligations of state and local governments and corporate debt and equity securities. Securities available for sale at December 31, 2002 were $538.5 million.  Securities held to maturity amounted to $55.4 million at December 31, 2002, and consisted of securities that management has the ability and intent to hold to maturity. These securities are carried at amortized cost. The company maintains no trading securities portfolio. The Company is a member of the FHLB and is required to hold capital stock of the FHLB. At December 31, 2002, there was $19.9 million of this FHLB capital stock, which is carried at cost. The stock is not transferable and can only be redeemed by the FHLB.

          Collateralized mortgage obligations are securities backed by pools of mortgages. Interest, principal amortization and prepayments are directed in a predetermined order (“traunches”), as received, until each class is paid off. The vast majority of CMOs purchased by the Company are issued by government sponsored agencies such as Freddie Mac and Fannie Mae. The Company owns and occasionally buys private issuer

CMOs. The Company purchases mostly senior traunches that have been rated in the top two categories by major rating services such as Moody’s and Standard and Poor’s. The Company performs tests on CMOs at the time of purchase to determine that the issues being considered for purchase fall within the risk parameters established by the Company’s investment policy.

          The Company also purchases and sells mortgage participation certificates that consist primarily of certificates issued by Fannie Mae and the Freddie Mac. The Company’s portfolio of mortgage-backed securities also includes securities guaranteed by the Government National Mortgage Association (“GNMA”). At December 31, 2002, the Company’s gross mortgage-backed securities portfolio of $389.9 million included $171.1 million of CMOs, $9.1 million in GNMA securities and $209.7 million in participation certificates.

          There is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans at any time. This option can affect the returns the Company anticipates earning by investing in these securities. When interest rates fall as they did during 2001 and 2002, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities, thereby reducing the period of time the Company will receive the anticipated higher rate of return. Market values are also affected by the borrowers option to prepay. In falling rate environments, the possibility of prepayment increases as borrowers refinance the underlying loans in order to receive a lower rate of interest. This factor limits the degree to which mortgage-backed securities appreciate. When interest rates rise the probability of the underlying mortgages refinancing decreases; this extends the average time during which a lower rate will be received and decreases the value of the security. The majority of the Company’s investments are carried as available for sale and, therefore, fluctuations in the equity of the Company can occur as changes in market value arise. Certain changes in market value can frequently be attributed to changes in general interest rates.

          The following table sets forth the carrying value of the Company’s securities portfolio as of December 31 of the years indicated (also, see Note 2 of the Consolidated Financial Statements included in the 2002 Annual Report to Shareholders):

	2002		2001		2000

(Dollars in Thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Available for sale portfolio:
U. S. Government and agency securities	$104,453	19.4%	$82,129	16.8%	$185,029	49.9%
Municipal obligations	11,607	2.2%	12,219	2.5%	12,668	3.4%
Mortgage-backed securities	221,253	41.1%	238,375	48.9%	67,904	18.3%
Collateralized mortgage obligations	175,817	32.6%	149,712	30.7%	100,294	27.0%
Equity securities	23,773	4.4%	3,672	0.8%	3,727	1.0%
Corporate debt securities	1,642	0.3%	1,578	0.3%	1,521	0.4%

Total securities available for sale	$538,545	100.0%	$487,685	100.0%	$371,143	100.0%

Held to maturity portfolio:
Corporate debt securities	$33,179	59.9%	$2,874	20.9%	$1,619	16.7%
U. S. Government and agency securities
--
		--	--	--	20	0.2%
Municipal obligations	15,682	28.3%	9,291	67.4%	5,854	60.4%
Mortgage-backed securities	6,480	11.7%	1,566	11.4%	2,157	22.2%
Collateralized mortgage obligations	32	0.1%	43	0.3%	58	0.5%

Total securities held to maturity	$55,373	100.0%	$13,774	100.0%	$9,708	100.0%

Total securities portfolio	$593,918		$501,459		$380,851

          The U.S. Government Agency Obligations in the Company’s investment portfolio consist primarily of securities callable by the issuing agencies with calls ranging out to four years. The call features limit the appreciation potential of the securities as the probability of them being called on the call date rises as interest rates decline.

          The following table presents the maturities of and the weighted average yield on the Company’s aggregate investment portfolio, at amortized cost, at December 31, 2002. At this date, the Company had no securities which exceeded 10% of stockholders’ equity. No tax equivalent adjustments have been made.

	In One Year or less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total

(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Available for sale:
US Government and agency securities	$26,578	5.79%	$35,020	5.10%	$25,000	4.78%	$14,966	4.67%	$101,564	5.14%
Municipal obligations	1,062	4.06%	6,848	4.79%	3,024	4.84%	—	—	10,934	4.73%
Mortgage-backed securities	—	—	2,291	6.80%	10,662	5.80%	200,256	5.99%	213,209	5.99%
Collateralized mortgage obligations			8,038	5.28%	39,908	5.86%	124,450	5.71%	172,396	5.72%
Equity securities	—	—	—	—	—	—	23,946	4.63%	23,946	4.63%
Corporate debt securities	—	—	1,497	6.92%	—	—	—	—	1,497	6.92%

Total available for sale	$27,640	5.57%	$53,694	4.41%	$78,594	5.28%	$363,618	5.75%	$523,546	5..65%

Held to maturity:
Corporate debt securities	$—	—%	$15,859	2.30%	$—	—%	$17,320	8.26%	$33,179	5.41%
Municipal obligations	5,895	2.53%	2,692	4.74%	1,453	4.50%	5,642	5.15%	15,682	4.04%
Mortgage-backed securities	—	—	56	8.96%	52	8.00%	6,372	3.87%	6,480	3.94%
Collateralized mortgage obligations	—	—	—	—	—	—	32	12.50%	32	12.50%

Total held for sale	$5,895	2.53%	$18,607	2.67%	$1,505	4.62%	$29,366	6.71%	$55,373	4.85%

          In the table above, equity securities, which normally have no fixed term to maturity, have been included in the “After Ten Years” category for this presentation. Mortgage-backed securities and collateralized mortgage obligations are listed based on the contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

DEPOSITS

          At December 31, 2002, the Company had $1,442.8 million in total deposits (including escrow funds). Deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, passbook and statement savings accounts, time deposits and retirement accounts for both individuals and small businesses. Of these deposit instruments, $641.6 million or 44.47% of all deposits consisted of time deposit accounts, $339.2 million or 23.51% consisted of money market deposit accounts, $175.6 million, or 12.17% consisted of escrow and statement savings accounts, $154.8 million or 10.73% consisted of non-interest-bearing checking accounts and $131.5 million or 9.12% consisted of interest-bearing checking accounts.

          The Company’s electronic delivery systems include an ATM network (MachineTeller®) and point-of-sale network (StoreTeller®). Deposit accounts in the Company are insured to the maximum permissible amounts by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Company is subject to rules, regulations and examinations of the FDIC.

          The following table shows the distribution of the deposit accounts in the Company by type of deposits as of December 31 for the years indicated:

December 31:	2002			2001			2000

(Dollars in Thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Savings	$175,637	12.17%	0.83%	$166,275	11.11%	1.75%	$164,472	8.74%	2.48%
NOW	131,535	9.12%	0.25%	123,985	8.28%	0.85%	119,904	6.37%	1.32%
Money market	339,191	23.51%	1.08%	350,119	23.39%	1.54%	393,712	20.94%	4.50%
Non-interest- bearing demand	154,758	10.73%	0.00%	159,096	10.63%	0.00%	154,809	8.23%	0.00%
Time deposits	641,635	44.47%	2.43%	697,462	46.59%	3.51%	1,048,329	55.72%	5.96%

Total deposits at end of period	$1,442,756	100.00%	1.46%	$1,496,937	100.00%	2.29%	$1,881,226	100.00%	4.56%

Note:  Minimum balances required to earn interest, depending upon type of time deposit, range from $500 to $100,000.

          The Company attempts to manage the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area. The Company has used its pricing policies to moderate deposit inflow to control its cost of funds in view, among other considerations, of its capital adequacy requirements. Management believes that this action does not have an adverse effect on its ability to acquire deposits.

          The following table presents, by various interest rate categories, the amounts of time deposit accounts at December 31, 2001 and 2002, respectively, which mature during the periods indicated:

			Amounts at December 31, 2002

			Maturing Within
	December 31,
			One Year	Two Years	Three Years	Thereafter
(Dollars in Thousands)	2001	2002

Time deposit accounts:
0.75% to 1.99%	$28,958	$106,545	$103,701	$2,844	$—	$—
2.00% to 3.99%	180,135	369,324	188,436	88,182	43,167	49,539
4.00% to 5.99%	355,922	147,886	71,861	23,546	12,453	40,026
6.00% to 7.99%	131,763	17,297	16,708	432	147	10
8.00% to 9.99%	684	583	535	40	—	8

Total time deposit accounts	$697,462	$641,635	$381,241	$115,044	$55,767	$89,583

          The following table presents, by various interest rate categories, the amounts of time deposit  accounts of $100,000 or more at December 31, 2002, which mature during the periods indicated:

		Maturing Within

(Dollars in Thousands)	Total	Three Months	Over Three to Six Months	Over Six to Twelve Months	Thereafter

1.00% to 2.99%	$64,692	$61,101	$3,222	$369	$—
2.00% to 3.99%	23,996	10,319	8,144	4,490	1,043
4.00% to 5.99%	20,452	9,001	2,384	1,389	7,678
6.00% to 7.99%	3,544	3,443	—	101	—

Total	$112,684	$83,864	$13,750	$6,349	$8,721

BORROWINGS

          The Company has available a number of sources for borrowing funds. The Company’s principal borrowings are advances from the FHLB and securities sold under repurchase agreements. See Note 8 of Notes to Consolidated Financial Statements included in the 2002 Annual Report to Shareholders for further information regarding the Company’s borrowings.

TRUST POWERS

          The Company provides full trust services to individuals, corporations and non-profit organizations including executor of estates, trustee under wills, living trust agreements, custodian services, investment management services and acts as trustee of qualified retirement plans. At December 31, 2002, the Company managed $261.7 million in trust assets.

INVESTMENT IN SUBSIDIARIES

BSB Bancorp, Inc.

          At December 31, 2002, BSB Bank & Trust Company is the only banking subsidiary of the Company. The Company also has three subsidiary trusts, as described below, which have issued trust preferred securities.

          In 1998, the Company formed a wholly owned subsidiary business trust, BSB Capital Trust I (“Trust I”), for the purpose of issuing trust preferred securities which qualify as Tier I capital of the Company. Trust I issued at par $30.0 million of 8.125% trust preferred securities in an exempt offering. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I. During 2002, $7.0 million of these securities were repurchased at a net gain of approximately $726,000.

          During 2002, two new subsidiaries were formed for the purpose of issuing additional preferred securities which are non-voting and guaranteed by the Company. BSB Capital Trust II (“Trust II”) was formed for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust II issued at par $10.0 million of floating rate securities maturing in 2032. These securities pay interest at the six-month London InterBank Offering Rate (“LIBOR”) plus 370 basis points. BSB Capital Trust III (“Trust III”) was formed for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust III issued at par $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 335 basis points. The entire net proceeds from Trust II and Trust III were invested in junior subordinated obligations of the Company, which are the sole assets of the respective trusts. The proceeds from each of these trusts were used for general corporate purposes.

BSB Bank & Trust Company

          The Bank has five subsidiaries.

          B-Save Corporation, incorporated by the Company in 1982, performs treasury management services for the Company. At December 31, 2002, B-Save Corporation held $106.5 million in earning assets, primarily U.S. Government Agency securities.

          BSB Credit Corporation was incorporated by the Company in 1983 to solicit mortgage loan applications for the Company through commissioned employees of this subsidiary. During 1992, the name was changed to BSB Mortgage Corporation. In March 2002, BSB Mortgage Corporation was consolidated in a 4,500 square foot facility in Vestal, New York. The entire mortgage loan process, from application to closing, is now conducted in this facility. The range of residential real estate products offered by BSB Mortgage Corporation includes: traditional fixed-rate mortgages, one-year adjustable-rate mortgages, convertible adjustable-rate mortgages (convertible to a fixed-rate after the first and before the fifth year), bi-weekly mortgages, reverse mortgages, government-backed mortgages (such as FHA and SONYMA mortgages) and new home construction loans. During 2002, $200.5 million residential real estate loans were originated by BSB Mortgage Corporation.

          During 1996, the Company formed BSB Financial Services, Inc. to serve as the focal point for marketing brokerage services. BSB Financial Services, Inc. currently offers a broad choice of investment and insurance products that includes annuities, mutual funds, stocks and bonds, money market funds, unit investment trusts, U.S. Government securities, life insurance and long-term care insurance. All of these products are offered through INVEST Financial Corporation, a registered broker/dealer. Also, certain insurance products are available through BSB Financial Services, Inc. as independent insurance agent.

          BSB Newpro, Inc. was incorporated by the Company in 1997 and acquires, holds, maintains and disposes of property acquired through foreclosure for the Company. At December 31, 2002, BSB Newpro held $1.5 million in foreclosed property for the Company.

          As part of the 1999 acquisition of Skaneateles Bancorp, Inc., the Company acquired a wholly owned real estate investment trust subsidiary. This company, now named BSB Preferred Capital Corporation, was formed to provide a cost effective means of raising funds, including capital, on a consolidated basis. The Company’s strategy is to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. At December 31, 2002, BSB Preferred Capital Corporation held $102.3 million in real estate mortgage assets. The income earned on these assets, net of expenses, is distributed to the Company in the form of dividends.

PERSONNEL

          As of December 31, 2002, the Company, on a consolidated basis, had 474 full-time and 118 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

COMPETITION

          The Company faces significant competition in attracting deposits and loans. Its most direct competition for deposits has historically come from commercial banks, thrift institutions and credit unions located in its market area. The Company also faces additional significant competition for investors’ funds from short-term money market mutual funds and issuers of corporate and government securities. The Company competes for deposits principally by offering depositors a wide variety of deposit programs, convenient branch locations and banking hours, tax-deferred retirement programs and other services. The Company also utilizes newspaper, radio, television and other media to advertise its deposit and loan services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

          The Company’s competition for loans comes principally from thrift institutions, credit unions, mortgage banking companies and commercial banks. The Company competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides consumers and commercial borrowers, real estate brokers, automobile dealers, builders and regional correspondent mortgage originators. The Company also relies on the residential mortgage origination efforts of BSB Mortgage Corporation, a wholly owned subsidiary. Factors which affect competition include the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels and volatility in the lending markets.

SUPERVISION AND REGULATION

          The Company is a bank holding company, registered with the Federal Reserve under the Bank Holding Company Act.  As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, examination, and supervision by the Federal Reserve.  The Bank is a New York chartered bank and trust company.  The FDIC is the Bank’s primary federal regulator, and the Bank is subject to extensive regulation, examination and supervision by the FDIC.  In addition, as to certain matters, the Bank is subject to regulation by the Federal Reserve.  The Bank also is subject to extensive regulation, examination, and supervision by the NYSBD and is a member of the FHLB System.

          The Company is subject to capital adequacy guidelines of the Federal Reserve.  The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%.  All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points.  The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%.  As of December 31, 2002, the Company’s leverage ratio was 9.10%, its ratio of Tier 1 capital to risk-weighted assets was 13.09%, and its ratio of qualifying total capital to risk-weighted assets was 14.48%.  The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks.  The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

          Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy.  Such a company’s ability to pay dividends to its shareholders could be restricted.  In addition, the Federal Reserve has indicated that it will consider a bank holding company’s capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or nonbanking activities.

          The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the FDIC that are similar to those applicable to the Company.  As of December 31, 2002, the Bank was in compliance with all minimum capital requirements.  The Bank’s leverage ratio was 7.31%, its ratio of Tier 1 capital to risk-weighted assets was 10.61%, and its ratio of qualifying total capital to risk-weighted assets was 11.90%.  As a result, the Bank met the requirements of a “well capitalized” financial institution under FDIC guidelines.

          Any bank that is less than well-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies.  The severity of the actions required to be taken increases as the bank’s capital position deteriorates.  A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less.  In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength, and to commit financial resources to support its subsidiary banks.  Any capital loans made by a bank holding company to a subsidiary bank are subordinate to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank.  In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

          The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company.  Under NYSBD regulations, the Bank may not pay a dividend, without prior NYSBD approval, if the proposed dividend, together with all other dividends paid during the current calendar year and the two preceding calendar years, exceeds the “net profits” of the Bank during the same period.  The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  During 2002, the Bank requested and received approval under these provisions to pay dividends to the Company in the amount of $30 million.  This request was necessary because of the Bank’s reduced net earnings in 2002.

          The deposits of the Bank are insured up to regulatory limits by the FDIC and are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC.  The deposits of the Bank historically have been subject to deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”).  The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system.  Under this system, the FDIC places each insured bank in one of three capitalization categories and one of three supervisory categories, based on evaluations provided by the institution’s primary federal regulator.  Each insured bank’s insurance assessment rate is determined by its combined risk rating.  Since January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest categories.  BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of five basis points without public comment.  The FDIC also possesses authority to impose special assessments from time to time.

          The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding.  The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.  During 2002, insured depository institutions paid a FICO assessment of $0.017 per $100 of BIF-insured deposits.  The assessment rate has been retained at this rate for the first and second quarters of 2003.

          Under Federal Reserve regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts) in the amount of 3% of its aggregate transaction accounts up to $47.8 million (subject to an exemption for the first $4.9 million of such accounts and further adjustment by the Federal Reserve).  Reserves of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) must be maintained against that portion of the Bank’s total aggregate transaction accounts in excess of $47.8 million.  The Bank is in compliance with these requirements.  Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.  Legislation to permit the Federal Reserve Banks to pay interest on the accounts they hold is currently under consideration by Congress.

          As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to hold capital stock of FHLB in an amount equal to the greater of 1.0% of the aggregate unpaid principal amount of the Bank’s residential mortgage loans at the beginning of each year, 5.0% of the Bank’s outstanding advances from FHLB, or 0.3% of the Bank’s total assets.  At December 31, 2002, the Bank met this requirement and owned $19.9 million of FHLB capital stock.

          The Bank utilizes the FHLB system to help meet its borrowing needs.  The Bank’s shares of the capital stock of FHLB and certain  types of mortgages and other assets of the Bank are used to secure advances from FHLB.  The interest rate charged the Bank varies depending upon the maturity of the advances and the current cost of funds of FHLB.  At December 31, 2002, the Bank had outstanding $335.9 million in term advances and a $5 million overnight line of credit advance from FHLB.

          Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act.  Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

          On October 31, 2002, the Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B.  The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act (“GLB Act”).

          Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.  The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act.

          Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern.  Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions.  Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws.  The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company.

          The Sarbanes-Oxley Act, signed into law July 30, 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information.  In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management.  Provisions of SOA become effective from within 30 days to one year from enactment.  Effective August 29, 2002, the chief executive officer and the chief financial officer of the Company are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  The Securities and Exchange Commission has been delegated responsibility to enact rules to implement this and other provisions of SOA.

TAXATION

Federal Taxation

          General. The Company files a consolidated tax return which includes the income of all subsidiaries. The following discussion of federal taxation is a summary of certain pertinent federal income tax matters.

          Bad Debts. The Bank is currently taxed as a “large” bank for federal income tax purposes, since its average total assets exceed $500 million. As a “large” bank, the Bank may only deduct specific wholly or partially worthless debts pursuant to Section 166 of the Internal Revenue Code.

          Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses (“NOLs”) to the preceding five taxable years (for NOLs generated in 2001 and 2002) and forward to the succeeding 20 taxable years. At December 31, 2002, the Company and the Bank had no net operating loss carryforward for federal income tax purposes.

          Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum tax rate of 35%. The dividends-received deduction is 70% of the dividends received from less than 20% owned corporations. However, certain dividend payments between members of an “affiliated group” are eligible for a 100% deduction.

          The Company’s federal income tax returns for its tax years beginning in 2000 are open under the statute of limitations and are subject to review by the IRS.

New York State Taxation

          The Company and certain bank subsidiaries are subject to an annual New York State Franchise tax equal to the greater of a regular tax (the “State Regular Tax”), an alternative minimum tax (the “State Alternative Minimum Tax”), a tax based on the combined taxable assets of the tax entity, or a fixed minimum tax of $250.

          The State Regular Tax was computed at the rate of 8.5% for 2001, 8.00% for 2002, and will be 7.5% for 2003 based on the Company’s, or related entity’s, entire net income.

          The State Alternative Minimum Tax is computed at the rate of 3% on the Company’s, or each related entity's, alternative entire net income for the taxable year. The Company’s and the Bank’s alternative entire net income consist of their entire net income, increased by certain deductions not allowed in computing alternative entire taxable income.

          The tax based on combined taxable assets consists of the Company’s, or related entity’s, combined average assets. The tax is computed at the rate of one-tenth of a million per dollar of taxable assets, but lower rates apply for banks with at least 33% of their assets in mortgages and that have a “net worth ratio” of less than 5%.

          The New York State Franchise tax paid by the Company is deductible for Federal income tax purposes.

          The Company’s and the Bank’s New York State income tax returns for the tax years beginning in 2000 are open and subject to review by New York State.

Delaware State Taxation

          The Company is subject to an annual Delaware State Franchise Tax. The Franchise Tax provides that every corporation incorporated under the laws of the State of Delaware “shall pay an annual tax . . . by way of license” for its corporate franchise. Two methods are provided for calculating the Franchise Tax and the lesser amount calculated under either method is the tax payable. The first method is referred to as the “assumed par value capital method”. The tax under this method is calculated by dividing the corporation’s total gross assets by its total number of outstanding shares and multiplying the quotient by the total number of authorized shares. The product equals the capitalization for assessment of the franchise tax which is assessed at a rate of $200 per $1 million of capitalization.

          Under the second method, which is called the “authorized shares method,” the franchise tax is calculated based on the authorized number of shares of capital stock and is calculated according to the following formula: where the authorized capital stock does not exceed 3,000 shares, $30; where the authorized capital stock exceeds 3,000 shares but is not more than 5,000 shares, $50; where the authorized capital stock exceeds 5,000 shares but is not more than 10,000 shares, $90; and the further sum of $50 on each 10,000 shares or part thereof.

          Under the first method, the Company pays approximately $111,000 in annual Franchise Tax.

OTHER AVAILABLE INFORMATION

          The Company files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities & Exchange Commission. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies of these documents (other than exhibits) available to the public free of charge through the Bank’s website at www.bsbbank.com. Effective April 1, 2003, the Company's website is expected to include the Company's Code of Business Conduct and Ethics; Corporate Governance Guidelines; Compensation Committee Charter; and Nominating and Corporate Governance Committee Charter. Documents can also be obtained by contacting Larry Denniston, Senior Vice President and Corporate Secretary, at our principal offices, which are located at 58-68 Exchange Street, Binghamton, New York, 13901 or by calling 607-779-2406 or toll free 1-877-289-0221.

ITEM 2.	PROPERTIES

          The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiaries. BSB Bank & Trust conducts its business from its executive office and currently 20 full-service offices located in Broome, Chenango, Onondaga, Chemung and Tioga Counties of upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust’s offices as of December 31, 2002:

Office	Location	Owned or Leased	Lease Expiration Including Options	Net Book Value (1)

				($ in Thousands)
Main Office	58-68 Exchange St., Binghamton	Owned	N/A	$1,178
Annex	58 Exchange St., Binghamton	Owned	N/A	988
99 Hawley St.	99 Hawley St., Binghamton	Owned	N/A	331
92 Hawley St.	92 Hawley St., Binghamton	Owned	N/A	1,281
Endwell Office	540 Hooper Rd., Endwell	Owned	N/A	280
Vestal Plaza Office	4700 Vestal Parkway East, Vestal	Leased	2011	127
Tioga Office	1054 State Route 17C, Owego	Leased	2013	49
Oakdale Mall Office	223 Reynolds Rd., Johnson City	Leased	2016	10
Norwich Office	118 State Highway 320, Norwich	Leased	2015	41
Northgate Plaza Office	1250 Front St., Binghamton	Leased	2017	54
West Side Office	273 Main St., Binghamton	Leased	2012	48
Endicott Office	43 Washington Ave., Endicott	Owned	N/A	915
East Side Office	156 Robinson St., Binghamton	Leased	2021	403
Mortgage Office	1923 Vestal Pkwy East, Vestal	Owned	N/A	680
Skaneateles Office	33 E. Genesee St., Skaneateles	Owned	N/A	479
Downtown Syracuse	431 E. Fayette St., Syracuse	Owned	N/A	2,879
Rano Blvd. Office	100 Rano Blvd., Vestal	Leased	2019	170
Cicero Office	5791 East Seymour St., Cicero	Owned	N/A	530
Camillus Office	100 Kasson Rd., Camillus	Leased	2010	40
Shop City Office	426 Grant Blvd., Syracuse	Leased	2004	56
Airport Plaza P&C Office	3803 Brewton Rd., N. Syracuse	Leased	2009	106
Penn Can P&C Office	7785 Frontage Rd., Cicero	Leased	2010	106
North Medical Office	5100 West Taft Rd., Liverpool	Leased	2007	93
Fayetteville Office	7320 Genesee St. E. Syracuse	Owned	N/A	881

(1)     Net book value of leasehold improvements is included.

          BSB Bank & Trust also operates 53 ATMs (MachineTeller®), an extensive system within the market area, which provide 24-hour banking services. The Bank operates 12 proprietary bank service locations (StoreTeller®) situated in a large area supermarket chain. BSB Bank & Trust has issued approximately 100,000 plastic cards which allow depositors to use the ATMs and in-store facilities.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from under the sections captioned “Market Prices and Related Shareholder Matters” on page 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 included herein as Exhibit 13 (“Annual Report”).

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from the table captioned “Five Year Selected Financial Data” on page 2 of the Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 3 to 22 of the Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 to 20 of the Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required are incorporated by reference from pages 23 to 47 of the Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2002, BSB Bancorp, Inc. made a change in its accountants as set forth in the Current Report on Form 8-K filed with the SEC on February 6, 2002 and the Current Report on Form 8-K/A, filed with the SEC on April 3, 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from the Company’s Definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Report.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report

Consolidated Statements of Condition at December 31, 2002 and 2001

Consolidated Statements of Income For Each of the Years in the Three Year Period Ended December 31, 2002

Consolidated Statements of Changes In Shareholders’ Equity For Each of the Years in the Three Year Period Ended December 31, 2002

Consolidated Statements of Cash Flows For Each of the Years in the Three Year Period Ended December 31, 2002

Notes to Consolidated Financial Statements

(a)(2)

There are no financial statement schedules which are required to be filed as part of this form since they are not applicable or the information is included in the financial statements or related notes thereto.

	(a)(3)	See (c) below for all exhibits filed herewith or incorporated by reference herein and the Exhibit Index.

	(b)	Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2002 announcing earnings for the quarter ended September 30, 2002.

(c)	Exhibits. The following exhibits are either filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference:

Exhibit Index

No.	Exhibit

3.1

Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the “Company”) for the quarter ended March 31, 1996).

3.2

Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 1999).

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen common stock certificate (incorporated herein by reference from Exhibit 4 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

4.2

Rights Agreement, dated as of May 24, 1999, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 1999).

10.1	Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1990 Annual Meeting of Shareholders).

10.2	1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.3

Amendment Number 1 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.4

Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999).

10.5	Amendment Number 3 to 1996 Long-Term Incentive and Capital Accumulation Plan.

10.6	Directors’ Stock Option Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.7

Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Arthur C. Smith (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8

Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9

Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10

Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.11

Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.12

Amendment Number #3 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2001).

10.13

Amendment Number #4 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated November 25, 2002, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll.

10.14

Employment Agreement, entered into as of November 1, 2000, by and among the Company, the Bank and John B. Wescott (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15

Employment Agreement, entered into as of November 10, 2000, by and among the Company, the Bank and Howard W. Sharp (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.16

Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.17

Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.18

Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.19

Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.20

Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.21

10.19   Change of Control Severance Agreement, entered into as of April 19, 2000, by and among the Company, the Bank and Matthew W. Schaefer (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22

10.20  Change of Control Severance Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William M. LeBeau (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23

Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.24

Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

13	Consolidated Financial Information section of the Annual Report to Shareholders for the year ended December 31, 2002

13.1	Report of Independent Accountants from PricewaterhouseCoopers, LLP

21	List of the Company’s Subsidiaries

23	Consent of KPMG LLP as Independent Auditors

23.1	Consent of PricewaterhouseCoopers, LLP as Independent Accountants

99.1	Additional Exhibit - 906 Certification of Chief Executive Officer

99.2	Additional Exhibit - 906 Certification of Chief Financial Officer

(d)	There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, BSB Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.
(Registrant)

By:	/s/ HOWARD W. SHARP	Date: March 28, 2003

Howard W. Sharp Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ REXFORD C. DECKER

Rexford C. Decker Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

By:	/s/ FERRIS G. AKEL

Ferris G. Akel, Director

By:	/s/ ROBERT W. ALLEN

Robert W. Allen, Director

By:	/s/ DIANA J. BENDZ

Diana J. Bendz, Director

By:	/s/ WILLIAM C. CRAINE

William C. Craine, Director

By:	/s/ JOHN P. DRISCOLL

John P. Driscoll, Director

By:	/s/ ANN G. HIGBEE

Ann G. Higbee, Director

By:	/s/ DAVID A. NIERMEYER

David A. Niermeyer, Director

By:	/s/ MARK T. O’NEIL, JR.

Mark T. O’Neil, Jr., Director

By:	/s/ THOMAS L. THORN

Thomas L. Thorn, Director

Certification

I, Howard W. Sharp, certify that:

          1.  I have reviewed this annual report on Form 10-K of BSB Bancorp, Inc.;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By:	/s/ HOWARD W. SHARP

Howard W. Sharp President and Chief Executive Officer

Certification

I, Rexford C. Decker, certify that:

          1.  I have reviewed this annual report on Form 10-K of BSB Bancorp, Inc.;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ REXFORD C. DECKER

Rexford C. Decker Senior Vice President and Chief Financial Officer

Exhibits

No.	Exhibit

3.1

Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the “Company”) for the quarter ended March 31, 1996).

3.2

Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 1999).

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen common stock certificate (incorporated herein by reference from Exhibit 4 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

4.2

Rights Agreement, dated as of May 24, 1999, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 1999).

10.1	Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1990 Annual Meeting of Shareholders).

10.2	1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.3

Amendment Number 1 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.4

Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999).

10.5	Amendment Number 3 to 1996 Long-Term Incentive and Capital Accumulation Plan.

10.6	Directors’ Stock Option Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.7

Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Arthur C. Smith (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8

Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9

Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10

Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.11

Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.12

Amendment Number #3 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31,  2001).

10.13

Amendment Number #4 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated November 25, 2002, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll.

10.14

Employment Agreement, entered into as of November 1, 2000, by and among the Company, the Bank and John B. Wescott (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15

Employment Agreement, entered into as of November 10, 2000, by and among the Company, the Bank and Howard W. Sharp (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.16

Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.17

Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.18

Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.19

Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.20

Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.21

10.19   Change of Control Severance Agreement, entered into as of April 19, 2000, by and among the Company, the Bank and Matthew W. Schaefer (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22

10.20  Change of Control Severance Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William M. LeBeau (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23

Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.24

Form of Junior Subordinated Indenture, dated as of July 24, 1998, between the Company and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 25, 1998).

	13	Consolidated Financial Information section of the Annual Report to Shareholders for the year ended December 31, 2002

	13.1	Report of Independent Accountants from PricewaterhouseCoopers, LLP

	21	List of the Company’s Subsidiaries

	23	Consent of KPMG LLP as Independent Auditors

	23.1	Consent of PricewaterhouseCoopers, LLP as Independent Accountants

	99.1	Additional Exhibit - 906 Certification of Chief Executive Officer

	99.2	Additional Exhibit - 906 Certification of Chief Financial Officer

(d)	There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.