Form 10-Q
period 2003-03-31
BSB BANCORP INC
filed 2003-05-15
CIK 830257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2003: 9,152,736 shares of common stock, $0.01 par value.

Item 1

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

	March 31, 2003	December 31, 2002
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$44,108	$46,912
Investment securities available for sale, at fair value	578,607	538,545
Investment securities held to maturity (estimated fair value of $0 and $56,093, respectively)	—	55,373
Federal Home Loan Bank of New York stock	18,293	19,934
Loans held for sale	2,783	4,001
Loans:
Commercial	478,833	492,171
Residential real estate	392,579	330,344
Consumer	368,689	377,961
Commercial real estate	157,000	146,955

Total loans	1,397,101	1,347,431
Net deferred costs	2,062	1,863
Allowance for loan losses	(65,944)	(63,250)

Net loans	1,333,219	1,286,044

Bank premises and equipment, net	15,097	14,545
Accrued interest receivable	9,363	9,875
Other real estate owned and repossessed assets	3,668	3,109
Bank owned life insurance	20,279	20,032
Other assets	30,834	36,297

Total assets	$2,056,251	$2,034,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$1,448,879	$1,442,756
Borrowings	400,524	378,118
Other liabilities	15,902	16,867
Company obligated mandatorily redeemable preferred securities of subsidiaries, holding solely junior subordinated debentures of the Company (“Trust preferred securities”)	48,000	48,000

Total liabilities	1,913,305	1,885,741

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 2,500,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 11,683,399 and 11,660,726 shares issued	117	117
Additional paid-in capital	41,992	41,704
Retained earnings	136,496	134,903
Accumulated other comprehensive income	8,107	8,970
Treasury stock, at cost: 2,539,538 and 2,223,430 shares	(43,766)	(36,768)

Total shareholders’ equity	142,946	148,926

Total liabilities and shareholders’ equity	$2,056,251	$2,034,667

See accompanying notes to unaudited interim consolidated financial statements.

Item 1—continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Data)
Interest income:
Interest and fees on loans	$22,220	$26,318
Interest on federal funds sold	66	113
Interest on investment securities	7,089	7,119
Interest on loans held for sale	26	149

Total interest income	29,401	33,699

Interest expense:
Interest on savings deposits	416	649
Interest on time deposits	5,104	7,414
Interest on money market deposit accounts	1,092	1,484
Interest on NOW accounts	82	261
Interest on borrowings	3,424	3,036
Interest on trust preferred securities	778	609

Total interest expense	10,896	13,453

Net interest income	18,505	20,246
Provision for loan losses	3,968	5,200

Net interest income after provision for loan losses	14,537	15,046

Non-interest income:
Service charges on deposit accounts	1,225	1,243
Checkcard interchange fees	359	323
Mortgage servicing fees	145	212
Fees and commissions-brokerage services	222	252
Trust fees	278	353
Income from bank owned life insurance	247	—
Gain on sale of securities, net	329	81
Gain on sale of credit card portfolio, net	—	1,806
Other income	528	579

Total non-interest income	3,333	4,849

Operating expense:
Salaries, pensions and other employee benefits	6,503	6,386
Building occupancy	1,107	1,080
Advertising and promotion	334	174
Professional fees	736	509
Data processing costs	1,244	1,430
Services	752	797
Other real estate owned and repossessed asset expenses, net	159	166
Other expenses	1,228	1,302

Total operating expense	12,063	11,844

Income before income taxes	5,807	8,051
Income tax expense	1,930	3,007

Net Income	$3,877	$5,044

Earnings per share:
Basic	$0.42	$0.52
Diluted	$0.41	$0.51

See accompanying notes to unaudited interim consolidated financial statements.

Item 1—continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in Thousands)
Net income	$3,877	$5,044
Other comprehensive loss:
Net unrealized holding losses on securities available for sale	(1,426)	(3,143)
Net unrealized gains on securities transferred from held to maturity to available for sale	312	—
Reclassification adjustment for net realized gains included in net income	(329)	(81)

Other comprehensive loss, before income tax benefit	(1,443)	(3,224)
Income tax benefit on other comprehensive loss	580	1,314

Other comprehensive loss, net of tax	(863)	(1,910)

Comprehensive income	$3,014	$3,134

See accompanying notes to unaudited interim consolidated financial statements.

Item 1—continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31, 2002
	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2001	11,535,500	$115	$39,331	$142,748	$2,520	$(28,889)	$155,825
Net income				5,044			5,044
Other comprehensive loss					(1,910)		(1,910)

Comprehensive income							3,134

Stock options exercised	72,527	1	1,165				1,166
Cash dividend paid on common stock ($0.25 per share)				(2,421)			(2,421)
Treasury stock purchased (68,426 shares)						(1,839)	(1,839)

Balance at March 31, 2002	11,608,027	$116	$40,496	$145,371	$610	$(30,728)	$155,865

	Three Months Ended March 31, 2003
Balance at December 31, 2002	11,660,726	$117	$41,704	$134,903	$8,970	$(36,768)	$148,926
Net income				3,877			3,877
Other comprehensive loss					(863)		(863)

Comprehensive income							3,014

Stock options exercised	22,673		288				288
Cash dividend paid on common stock ($0.25 per share)				(2,284)			(2,284)
Treasury stock purchased (316,108 shares)						(6,998)	(6,998)

Balance at March 31, 2003	11,683,399	$117	$41,992	$136,496	$8,107	$(43,766)	$142,946

See accompanying notes to unaudited interim consolidated financial statements.

Item 1—continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Operating activities:
Net income	$3,877	$5,044
Provision for loan losses	3,968	5,200
Gain on sale of securities, net	(329)	(81)
Gain on sale of credit card portfolio, net	—	(1,806)
Gain on sale of loans held for sale, bank premises and equipment, other real estate owned and repossessed assets, net	(96)	(6)
Depreciation and amortization	503	620
Net amortization of premiums and discounts on investment securities	425	168
Proceeds from sale of loans held for sale	5,755	17,549
Loans originated and held for sale	(4,462)	(11,180)
Income from bank owned life insurance	(247)	—
Writedowns of other real estate owned and repossessed assets	6	161
Net change in other assets and liabilities	5,573	(6,507)

Net cash provided by operating activities	14,973	9,162

Investing activities:
Proceeds from sales of held to maturity investment securities	9,266	—
Proceeds from calls of held to maturity investment securities	—	830
Purchases of held to maturity investment securities	(1,317)	(164)
Principal collected on held to maturity investment securities	889	627
Proceeds from sale of available for sale investment securities	35,396	23,109
Purchases of available for sale investment securities	(100,926)	(129,872)
Principal collected on available for sale investment securities	68,633	26,105
Purchases of Federal Home Loan Bank (“FHLB”) stock	(1,000)	(999)
Redemptions of FHLB stock	2,641	2,425
Proceeds from sale of credit card portfolio	—	12,749
Net loans (made to) repaid by customers	(50,137)	83,902
Proceeds from sale of other real estate owned and repossessed assets	281	1,085
Purchases of bank premises and equipment	(1,038)	(190)

Net cash (used in) provided by investing activities	(37,312)	19,607

Financing activities:
Net increase in deposits	6,123	32,644
Net increase (decrease) in repurchase agreements and FHLB line of credit advances	12,418	(67,024)
Proceeds from FHLB term advances	15,000	35,000
Repayments of FHLB term advances	(5,012)	(11)
Proceeds from exercise of stock options	288	1,166
Purchases of treasury stock	(6,998)	(1,839)
Dividends paid	(2,284)	(2,421)

Net cash provided by (used in) financing activities	19,535	(2,485)

Net (decrease) increase in cash and cash equivalents	(2,804)	26,284
Cash and cash equivalents at beginning of period	46,912	56,272

Cash and cash equivalents at end of period	$44,108	$82,556

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$11,456	$14,788
Income taxes	$—	$1,222

Non-cash investing activity:
Transfers from loans to other real estate owned and repossessed assets	$826	$1,172
Transfer of securities from held to maturity to available for sale (amortized cost of $44,926)	$45,238
Adjustment of available for sale investment securities to fair value, net of tax	$(863)	$(1,910)

See accompanying notes to unaudited interim consolidated financial statements.

Item 1—continued

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.	Basis of Presentation

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods’ financial statements are reclassified whenever necessary to conform to the current period’s presentation. The December 31, 2002 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company’s 2002 Annual Report to Shareholders. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2002 Annual Report to Shareholders. The results of operations for the March 31, 2003 interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2003, or any other interim periods.

2.	Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share, except that the weight-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the reporting period, computed using the treasury stock method. The following table provides information on the calculation of basic earnings per share and diluted earnings per share for the quarters ended March 31, 2003 and 2002, respectively.

	Quarters ended March 31,
	Net Income	Weighted Average Shares	Earnings Per Share
2003
Basic earnings per share	$3,877	9,309,002	$0.42
Dilutive effect of stock options	—	103,379	—

Diluted earnings per share	$3,877	9,412,381	$0.41

Anti-dilutive stock options		97,774

2002
Basic earnings per share	$5,044	9,650,367	$0.52
Dilutive effect of stock options	—	232,166	—

Diluted earnings per share	$5,044	9,882,533	$0.51

Anti-dilutive stock options		14,134

3.	Trust Preferred Securities

The Company has a wholly owned subsidiary business trust, BSB Capital Trust I (“Trust I”), formed in 1998 for the purpose of issuing trust preferred securities which qualify as Tier 1 capital of the Company. Trust I issued at par $30.0 million of 8.125% trust preferred securities in an exempt offering. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I. During 2002, the Company repurchased $7.0 million of these securities at a net gain of approximately $726,000.

Item 1—continued

During 2002, two new subsidiaries were formed for the purpose of issuing additional trust preferred securities which are non-voting and guaranteed by the Company. BSB Capital Trust II (“Trust II”) was formed in the second quarter of 2002 for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust II issued at par $10.0 million of floating rate securities maturing in 2032. These securities pay interest at the six-month London InterBank Offering Rate (“LIBOR”) plus 370 basis points. BSB Capital Trust III (“Trust III”) was formed in the fourth quarter of 2002 for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust III issued at par $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 335 basis points. The entire net proceeds from Trust II and Trust III were invested in junior subordinated obligations of the Company, which are the sole assets of the respective trusts. The proceeds from each of these trusts were used for general corporate purposes.

4.	Investment Securities Held to Maturity

In March 2003, the Company sold its entire holdings of $9.1 million in certain corporate securities based upon an internal analysis concerned with anticipated downgrades associated with deteriorating fundamentals of the issuer. These corporate securities were acquired in 2002 and were initially classified as held to maturity securities. Under the provisions of SFAS No. 115, such sale transactions cast doubt on the Company’s intent to hold other held to maturity securities to maturity. As a result, in March 2003, the Company reclassified its entire held to maturity portfolio to available for sale and recognized the unrealized gain of $312,000 on the transferred securities as a credit to other comprehensive income as of the transfer date. The aggregate amortized cost value of the held to maturity portfolio was $44.9 million, with a fair value of $45.2 million at the time of the transfer. In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

5.	Stock-Based Compensation

The Company has two stock-based compensation plans which are described more fully in Note 15 to the Consolidated Financial Statements in the Company’s 2002 Annual Report to Shareholders. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans.

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Dollars in Thousands, Except Per Share Data
Net income, as reported	$3,877	$5,044
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(239)

Pro forma net income	$3,694	$4,805

Earnings per share:
Basic—as reported	$0.42	$0.52

Basic—pro forma	$0.40	$0.50

Diluted—as reported	$0.41	$0.51

Diluted—pre forma	$0.39	$0.49

Item 1—continued

During the first quarter of 2003, the Company granted 246,116 options at exercise prices ranging from $20.82 to $21.18 under the stock-based compensation plans in effect. During the first quarter of 2002, the Company granted 235,310 options at exercise prices ranging from $26.05 to $26.93. The weighted average fair value of options granted during the first quarter of 2003 and 2002 was $4.48 and $6.88, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 4.8% and 3.8%; expected volatility of 32.5% and 31.1%; risk-free interest rate of 3.33% and 4.71%; and expected life of 7.4 years in each year.

The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the quarters ended March 31, 2003 and 2002, may not be representative of the pro form effects on reported net income and earnings per share for future years.

6.	Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of from 3 months to four years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.

For letters of credit, the amount of collateral obtained, if any, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate and business related assets. As required by certain letter of credit agreements, the Company has pledged as collateral mortgage-backed securities having a fair value of approximately $3.8 million at March 31, 2003 and $3.3 million at December 31, 2002.

7.	Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the new disclosure requirements of Statement No. 148 as of December 31, 2002, and has provided such disclosures in Note 5 to the Unaudited Interim Consolidated Financial Statements presented above. The Company does not expect that Statement No. 148 will have a material impact on its results of operations, as the Company does not currently intend on changing its method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has included disclosures related to its standby letters of credit in Note 6 to the Unaudited Interim Consolidated Financial Statements above.

Item 1—continued

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. Management has determined that FIN No. 46 has no material impact on the Company’s consolidated financial position, results of operations or liquidity.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

BSB Bancorp, Inc. (“BSB” or the “Company”), holding company for BSB Bank & Trust Company (the “Bank”), earned net income for the quarter ended March 31, 2003 of $3.9 million or $0.41 per diluted share, compared to net income of $4.0 million or $0.41 per diluted share for the fourth quarter of 2002 and $5.0 million or $0.51 per diluted share for the first quarter of 2002.

On April 28, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on June 10, 2003 to shareholders of record at the close of business on May 23, 2003.

Critical Accounting Policies

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations. While management’s evaluation of the allowance for loan losses as of March 31, 2003 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company may need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan losses policy would also require making additional provisions for loan losses. All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the Consolidated Financial Statements included in the Company’s 2002 Annual Report to Shareholders, to gain a greater understanding of how the Company’s financial performance is reported.

Forward-Looking Statements

Certain statements in this quarterly report, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, will include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: ( i ) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

Item 2—continued

Financial Condition

Total assets of the Company increased to $2,056.3 million at March 31, 2003 from $2,034.7 million at December 31, 2002. In 2003, the Company continues its strategy to improve asset quality and minimize credit risk. To provide flexibility for execution of the Company’s strategy, the Company continues to shift and change the composition of its assets in order to improve the mix of the loan portfolio and to reduce credit risk.

The Company’s total loan portfolio increased to $1.4 billion at March 31, 2003 from $1.3 billion at December 31, 2002 with the primary changes related to increases in real estate loans. Real estate loans increased to $549.6 million at March 31, 2003 from $477.3 million at December 31, 2002. The most significant growth has been in residential mortgages with an increase of $62.2 million, which represents more than 86% of the overall growth in real estate loans.

In 2003, the Company continued to actively pursue opportunities to be a leader of the residential mortgage business in its primary markets. Residential mortgage loan originations for the first quarter of 2003 continued to increase with $86.9 million originated compared to $47.2 million in the first quarter of 2002. While there continues to be high demand for residential mortgages within the current historically low interest rate environment, the Company continued to actively market a fixed-rate, bi-weekly mortgage product, which contributed significantly to the increased origination volume. As a result, the residential loan portfolio increased in categories with shorter durations, specifically increases of $65.2 million in 10- and 15-year loans, of which $53.6 million were bi-weekly fixed-rate loans. In 2003, to maintain flexibility within the real estate portfolio, the Company continued to sell most residential real estate loans originated with extended maturities. Sales of residential real estate loans amounted to $5.8 million in first quarter of 2003 compared to $17.5 million for the comparative period in 2002.

The commercial real estate loan portfolio increased to $157.0 million at March 31, 2003 compared to $147.0 million at December 31, 2002. Commercial real estate loan originations were $16.8 million in the first quarter of 2003 compared to $2.0 million for the same period in 2002.

The Company continued to reduce its commercial and industrial (“C&I”) loans to focus on improving credit quality by changing the composition of its assets and to reduce credit risk. During the first three months of 2003, the C&I loan portfolio had a net decrease of $13.3 million to $478.8 million at March 31, 2003 from $492.2 million at December 31, 2002. Approximately $1.1 million of this reduction relates to loan charge-offs (see “Non-performing Assets”), with the remainder of the reduction in commercial loans primarily attributed to principal reductions and loan pay-offs. During the three-month period ended March 31, 2003, the Company originated $17.9 million of commercial loans compared to $30.8 million for the same period in 2002.

Consumer loans decreased to $368.7 million at March 31, 2003 from $378.0 million at December 31, 2002. An important component of a balanced loan mix, consumer loans help us meet the credit needs of our customers, and the short term nature of these loans shortens the duration of the entire loan portfolio. The decrease in consumer loans is consistent with the seasonal decline in new and used auto originations during this portion of the year. As a result, the consumer loan portfolio declined principally due to normal pay-downs of the related loans. In March 2003, new and used auto loan originations improved and exceeded normal loan reductions for the period, especially for used vehicles. New auto loans lagged due to heavy competition in the new car market from auto manufacturers’ incentives provided to market their products. Overall consumer loan originations increased to $36.8 million for the first three months of 2003 from $32.9 million for the comparable period in 2002.

Item 2—continued

The Company’s investment portfolio activity follows the overall objective to meet the liquidity demands associated with fluctuations in loan demand, as well as fulfilling the regulatory and operational liquidity demands of day-to-day business activities. Investment securities decreased to $596.9 million at March 31, 2003 from $613.9 million at December 31, 2002. At both dates, mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), represent approximately 70% of the aggregate portfolio. Other securities consist of United States Treasury securities, United States Government agency securities, as well as obligations of state and local governments and corporate debt and equity securities. During the first quarter, continued high levels of prepayments on mortgage-backed securities impacted the investment portfolio. As a result, the Company maintained sufficient liquidity to provide funding for the increased levels of real estate loans previously described.

In March 2003, the Company sold its entire holdings of certain corporate securities based upon an internal analysis that anticipated downgrades associated with deteriorating fundamentals of the issuer. These corporate securities were acquired in 2002 and were initially classified as held to maturity securities. Under the provisions of SFAS No. 115, such sales transactions cast doubt on the Company’s intent to hold other held to maturity securities to maturity. As a result, in March 2003, the Company reclassified its entire held to maturity portfolio to available for sale. The aggregate amortized cost of the held to maturity portfolio was $44.9 million at the time of the transfer. In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

Other real estate owned and repossessed assets increased to $3.7 million at March 31, 2003, primarily due to the addition of one commercial property with a carrying amount of $464,000. Repossessed assets, as a component of this total, remained constant at $1.6 million at December 31, 2002 as well as March 31, 2003, due to aggressive efforts to reduce the Company’s holding period for such assets. Retail market repossession additions, including autos and mobile home units, for the three months ended March 31, 2003, offset all sales of such repossessed assets for the same period.

Other assets decreased to $30.8 million at March 31, 2003 from $36.3 million at December 31, 2002. The primary factor accounting for the decrease in other assets is the refund of $5.4 million of federal income taxes.

Total deposits increased to $1,448.9 million at March 31, 2003 compared to $1,442.8 million at December 31, 2002. In response to 2003 marketing efforts, the Company has increased municipal deposits for the period by $28.9 million. Core deposits, generally deposit accounts other than time deposits, remained relatively stable. With decreased pressure on funding sources, the Company continued to reduce the levels of higher-cost funds with a decrease in brokered certificates of deposit of $5.0 million from December 31, 2002 to March 31, 2003.

The Company’s borrowings increased to $400.5 million at March 31, 2003 from $378.1 million at December 31, 2002. Borrowings at March 31, 2003 included $345.8 million of Federal Home Loan Bank (“FHLB”) advances compared to $335.9 million at December 31, 2002. Other borrowings at March 31, 2003 were primarily comprised of $32.6 million of securities sold under agreements to repurchase and use of a $20.0 million FHLB line of credit. These borrowings, along with deposits, are used to fund the Company’s lending and investment activities.

Total shareholders’ equity decreased by $6.0 million in the first three months of 2003 primarily due to treasury stock purchases of 316,108 shares for $7.0 million. The treasury stock purchases were part of a stock repurchase program authorized by the Company’s Board of Directors in October 2002. Shares were repurchased during the period in open market and unsolicited, negotiated transactions that were subject to availability and prices which were acceptable to the Company. Currently, no additional stock repurchase program has been authorized. Other decreases are attributed to cash dividends paid of $2.3 million and $0.9 million of other comprehensive losses. These decreases were partially offset by net income for the period of $3.9 million and $288,000 of proceeds from the exercise of stock options.

Item 2—continued

Asset Quality

In order to improve overall asset quality, the Company has dedicated itself to implementing a strong credit culture, which is expected to translate into an improved or lower credit risk profile for the future. The Company utilizes a system to rate substantially all of its loans based on their respective risks. The system assists management in assessing the adequacy of the allowance for loan losses. Loan ratings are continually reviewed to determine the integrity of the respective ratings.

Total non-performing assets were $47.9 million or 2.33% of total assets at March 31, 2003, compared to $53.7 million or 2.64% of total assets at December 31, 2002, and $59.1 million or 2.87% of total assets at March 31, 2002. Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed in a non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery.

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue and other real estate owned (“ORE”) and repossessed assets held by the Company at the dates indicated:

	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in Thousands)
Non-accrual loans:
Commercial loans	$30,078	$34,614	$40,447	$39,420	$31,813
Residential real estate loans	787	616	755	722	842
Commercial real estate loans	821	2,647	4,080	1,219	4,342
Consumer loans	198	288	365	438	—
Troubled debt restructured loans	12,143	12,172	6,219	11,915	19,402

Total non-accrual loans	44,027	50,337	51,866	53,714	56,399
Accruing loans with principal or interest payments 90 days or more overdue	190	278	357	374	736

Total non-performing loans	44,217	50,615	52,223	54,088	57,135

Other real estate owned and repossessed assets	3,668	3,109	4,980	4,872	1,972

Total non-performing assets	$47,885	$53,724	$57,203	$58,960	$59,107

Total non-performing loans to total loans	3.16%	3.76%	3.98%	4.10%	4.15%

Total non-performing assets to total assets	2.33%	2.64%	2.77%	2.86%	2.87%

In addition to the non-accruing troubled debt restructured loans shown in the above schedule, the Company also had accruing loans classified as troubled debt restructured loans totaling $3.6 million, $13.8 million, $5.1 million, $4.9 million and $7.6 million at March 31, 2003, December 31, 2002, September 30, 2002, June 30, 2002, and March 31, 2002, respectively. The Company does not consider these loans to be non-performing.

At March 31, 2003, non-performing commercial real estate loans totaled $821,000 for 3 loans that ranged from $156,000 to $495,000. At December 31, 2002, non-performing commercial real estate loans were $2.6 million which consisted primarily of loans from one customer relationship of $1.2 million with no other loans in excess of $495,000. During the first quarter 2003, the $1.2 million non-performing commercial real estate loan was sold for approximately $1.0 million and the balance was charged-off.

Item 2—continued

Commercial loans that are in non-accrual status and have not been restructured in a troubled debt restructuring totaled $30.1 million at March 31, 2003, represents the lowest level for such loans during the periods shown and consisted of 113 loans ranging in size from less than $2,000 to $3.6 million. Non-accrual commercial loans that have not been restructured in a troubled debt restructuring at December 31, 2002 totaled $34.6 million and consisted of 111 individual loans ranging in size from less than $1,000 to $3.6 million. The level of commercial loans classified as non-performing reflects the continued economic sluggishness and uncertainty for businesses within the Company’s primary markets. All non-performing loans have been internally risk-rated as an integral part of the Company’s risk management and asset quality assessment. Charge-offs of commercial loans amounted to $1.1 million during the quarter ended March 31, 2003 and reduced non-performing loans. In addition, pay-downs or pay-offs of non-accrual commercial loans totaled $8.6 million during the quarter. New loans of approximately $5.2 million were added to non-accrual to bring the total of commercial and industrial loans in non-accruing status to $30.1 million at March 31, 2003. The three largest relationships entering non-accrual during the quarter totaled $2.3 million, with the largest single relationship totaling $876,000.

Restructured loans which are also in the non-accrual status (primarily commercial-related loans) at March 31, 2003 were $12.1 million and consisted of 14 individual loans ranging in size from $2,000 to $3.7 million. At December 31, 2002, restructured loans, which also were in the non-accrual status, totaled $12.2 million and consisted of 14 individual loans ranging in size from $15,000 to $3.7 million.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due under the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all loans that have become collateral dependent are measured for impairment based on the fair value of the collateral. At March 31, 2003, loans considered to be impaired in accordance with SFAS No. 114 totaled $46.7 million, of which $4.5 million related to loans with no allocated allowance because the loans have been partially written down through charge-offs and the related collateral coverage is considered sufficient. The $42.2 million remainder related to loans with a corresponding allocated allowance of $19.6 million. At December 31, 2002, the Company’s recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $63.2 million with an impairment allowance aggregating $15.2 million.

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

The allowance for loan losses was $65.9 million or 4.72% of total loans outstanding at March 31, 2003 providing coverage for non-performing loans of 149.14% compared to $63.3 million or 4.69% of total loans at December 31, 2002 with coverage of 124.96%. At March 31, 2002, the coverage of non-performing loans was 92.39%, as the allowance for loan losses was $52.8 million or 3.83% of total loans outstanding. The improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

Item 2—continued

Other asset quality ratios improved as well, with performing loans past due 30-89 days declining to $4.0 million at March 31, 2003 from $6.1 million at December 31, 2002 and from $14.4 million at March 31, 2002. As noted above, the Company continues to focus on establishing consistent and more conservative underwriting standards, as well as identifying and managing non-performing assets. The Company has defined potential problem loans to include all accruing loans classified as substandard. By identifying these loans under the Company’s current rating system, management is focused on addressing problems associated with loans before they become non-performing. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Performing substandard loans were $81.3 million ($3.6 million of which were accruing troubled debt restructured loans) at March 31, 2003, compared to $78.2 million ($12.2 million of which were accruing troubled debt restructured loans) at December 31, 2002 and $99.6 million ($7.6 million of which were accruing troubled debt restructured loans) at March 31, 2002. Potential problem loans at March 31, 2003 primarily consisted of commercial and industrial loans.

The allowance for loan losses required a quarterly provision for loan losses of $4.0 million in the first quarter of 2003, compared to $9.8 million for the fourth quarter of 2002 and a $5.2 million provision in the first quarter of 2002. Net charge-offs were $1.3 million and $11.2 million for the first quarters of 2003 and 2002, respectively. The lower provision in the first quarter of 2003 as compared to the first quarter of 2002 was due primarily to lower levels of non-performing loans and net charge-offs.

Commercial loan charge-offs have decreased significantly to $1.1 million from $7.3 million in the fourth quarter of 2002 and $10.3 million in the first quarter of 2002. While commercial loan charge-offs are significantly down in the first quarter of 2003 compared to prior quarters of 2002, and given the continued level of non-performing loans, management expects that net charge-offs in the next few quarters could be higher than net charge-offs in the first quarter of 2003. Management continually reviews the adequacy of the allowance for loan losses. At March 31, 2003, the allowance was considered adequate by management.

Item 2—continued

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated:

	Quarters Ended
	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in Thousands)
Average total loans outstanding	$1,363,637	$1,331,955	$1,307,398	$1,365,925	$1,436,007

Allowance at beginning of period	$63,250	59,754	$56,988	$52,785	$58,829
Charge-offs:
Commercial loans	1,102	7,271	2,285	23,052	10,326
Consumer loans	977	967	1,359	432	1,664
Residential real estate loans	30	17	16	40	15
Commercial real estate loans	208	—	—	1,112	—

Total loans charged-off	2,317	8,255	3,660	24,636	12,005

Recoveries	1,043	2,001	1,926	2,119	761

Net charge-offs	1,274	6,254	1,734	22,517	11,244

Provision for loan losses	3,968	9,750	4,500	26,720	5,200

Allowance at end of period	$65,944	$63,250	$59,754	$56,988	$52,785

Ratio of net charge-offs to:
Average total loans outstanding (annualized)	0.37%	1.88%	0.53%	6.59%	3.13%
Ratio of allowance to:
Non-performing loans	149.14%	124.96%	114.42%	105.36%	92.39%
Period-end loans outstanding	4.72%	4.69%	4.55%	4.32%	3.83%

Other real estate owned (“ORE”) and repossessed assets include property acquired by foreclosure, by deed in lieu of foreclosure or by repossession. At March 31, 2003, total ORE and repossessed assets totaled $3.7 million compared to $3.1 million at December 31, 2002. The largest factor in the increase was the addition of 2 commercial properties totaling $495,000. Other repossessed assets primarily totaled commercial equipment representing former collateral on certain commercial loans, as well as consumer loan collateral including vehicles and mobile home units. Other repossessed assets totaled $1.6 million at both March 31, 2003 and December 31, 2002. Consumer loan repossessions represent 26.9% and 23.9% of the respective balances. One commercial repossession represents $1.2 million of the total balance at both March 31, 2003 and December 31, 2002.

Item 2—continued

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

The following table sets forth information regarding average balances of the Company’s assets, liabilities and shareholders’ equity, as well as changes in such amounts from period to period to facilitate an understanding of the comparative elements of overall earnings performance:

	Three Months Ended March 31,
	2003 Average Balance	Interest	Yield/ Rate		2002 Average Balance	Interest	Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets:
Commercial loans	$477,316	$7,650	6.41%		$710,435	$11,709	6.59%
Consumer loans:
Personal-direct	66,660	1,203	7.22		61,321	1,340	8.74
Personal-indirect	264,554	4,759	7.20		259,906	5,660	8.71
Other(1)	43,539	543	4.99		48,080	966	8.04

Total consumer loans	374,753	6,505	6.94		369,307	7,966	8.63

Real estate loans:
Residential-fixed	297,029	4,488	6.04		157,061	2,782	7.09
Commercial-fixed	38,169	674	7.06		17,369	357	8.22
Residential-adjustable	67,119	935	5.57		71,750	1,217	6.78
Commercial-adjustable	111,222	1,968	7.08		110,982	2,287	8.24

Total real estate loans	513,539	8,065	6.28		357,162	6,643	7.44

Investment securities(2)	563,025	7,089	5.04		508,501	7,119	5.60
Loans held for sale	1,993	26	5.22		8,998	149	6.62
Federal funds sold	21,468	66	1.23		25,244	113	1.79

Total interest-earning assets	1,952,094	$29,401	6.02%		1,979,647	$33,699	6.81%

Allowance for loan losses	(65,036)				(59,134)
Non-interest-earning assets	133,003				105,566

Total assets	$2,020,061				$2,026,079

Interest-bearing liabilities:
Deposits:
Savings	$176,044	$416	0.95%		$168,359	$649	1.54%
Money market	349,150	1,092	1.25		370,475	1,484	1.60
Time deposits	641,785	5,104	3.18		695,822	7,414	4.26
NOW	121,243	82	0.27		122,684	261	0.85

Total deposits	1,288,222	6,694	2.08		1,357,340	9,808	2.89
Borrowings	376,997	3,424	3.63		317,471	3,036	3.83
Trust preferred securities	48,000	778	6.48		30,000	609	8.12

Total interest-bearing liabilities	1,713,219	$10,896	2.54%		1,704,811	$13,453	3.16%

Non-interest-bearing liabilities	16,975				18,594
Commercial checking	142,588				144,276
Shareholders’ equity	147,279				158,398

Total liabilities and shareholders’ equity	$2,020,061				$2,026,079

Net interest income		$18,505				$20,246

Net earning assets	$238,875				$274,836

Net interest rate spread			3.48%				3.65%

Net interest rate margin			3.79%				4.09%

Ratio of interest-earnings assets to interest-bearing liabilities			1.14	X			1.16	X

(1)	Other loans include passbook, overdraft, credit cards (portfolio sold in the first quarter of 2002), checkcard reserve and student loans
(2)	At amortized cost and include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock

No tax equivalent adjustments were made.

Item 2—continued

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2003 Compared to 2002 Increase (Decrease)
	Volume	Rate	Net
	(Dollars in Thousands)
Interest income on interest-earning assets:
Commercial loans	$(3,744)	$(315)	$(4,059)
Consumer loans	115	(1,576)	(1,461)
Real estate loans	2,575	(1,153)	1,422
Investment securities	724	(754)	(30)
Loans held for sale	(96)	(27)	(123)
Federal funds sold	(15)	(32)	(47)

Total	$(441)	$(3,857)	$(4,298)

Interest expense on interest-bearing liabilities:
Savings	$29	$(262)	$(233)
Money market	(81)	(311)	(392)
Time deposits	(542)	(1,768)	(2,310)
NOW	(3)	(176)	(179)

Total	(597)	(2,517)	(3,114)

Borrowings	547	(159)	388
Trust preferred securities	310	(141)	169

Total	260	(2,817)	(2,557)

Net interest income	$(701)	$(1,040)	$(1,741)

Interest Income

The Company’s interest income on interest-earning assets decreased to $29.4 million for the quarter ended March 31, 2003 from $33.7 million for the same period in 2002. Quarterly interest income decreased primarily as the result of the decline in the average yield on interest-earning assets to 6.02% from 6.81% for the quarters ended March 31, 2003 and 2002, respectively. In the current quarter, the impact of declining yields was accompanied by an overall decrease in the average balance of interest-earning assets, principally attributed to decreases in the Company’s commercial loan portfolio consistent with the Company’s current strategy to reduce credit risk and to improve credit quality. As noted earlier, increases in real estate loans have been a key element of the overall strategy to stabilize Company earnings. Similarly, increases in the investment securities portfolio have provided the Company flexibility to meet the requirements necessary to redistribute risk within the Company’s loan portfolio.

General interest rates continued at low levels into the first quarter of 2003 producing overall lower yields for all elements of the Company’s earning assets. The Company’s strategy of improving credit quality and reducing overall credit risk also generally contributes to declining yields in periods with declining interest margins. Though aggregate average balances for the three-month period ended March 31, 2003 declined from the same period in 2002, the most dramatic decline occurred within the commercial loan portfolio. The average balance of C&I loans decreased $233.1 million from the first quarter of 2002 to $477.3 million for the first quarter of 2003. In addition, the average yield on commercial loans decreased to 6.41% for the first quarter of 2003 from 6.59% for the first quarter of 2002.

Item 2—continued

The Company continued to modify the mix of its overall loan portfolio with an increase in the average balance of its overall real estate loan portfolio to $513.5 million for the first quarter of 2003, up $156.4 million from the same quarter in 2002. The increase in average balance for the comparative quarters more than offset the decrease in the average yield to 6.28% from 7.44% for the comparable quarter in 2002, and interest income from these loans increased $1.4 million to $8.1 million for the first quarter compared to the same period last year. The most significant increase in the real estate loan portfolio is associated with the fixed-rate residential loans. In this category, the average balance increased 32.8% to $297.0 million from the same period in the previous year. The Company’s bi-weekly and 15-year mortgage products have been well received within the Company’s primary markets supporting efforts to meet the demands for such loans within a broad-based refinancing market associated with the current historically low interest rate environment. The Company continues to originate residential mortgage loans, principally with fixed rates, and currently retains all current production of the residential mortgages with maturities of 20 years or less. In addition, the Company retains all 30-year, bi-weekly fixed-rate loans.

Interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in interest rates for the quarter ended March 31, 2003 when compared to the same period in 2002. Despite the high competition for consumer loans throughout 2002 and into 2003, the Company was able to maintain or increase the average balances for most consumer loan products, especially indirect used car loans. The average balances for all consumer loans increased $5.5 million to $374.8 million for the quarter ended March 31, 2003 from $369.3 million for the quarter ended March 31, 2002. The average yield on all consumer loans decreased to 6.94% in comparison to 8.63% for the same quarter in 2002. The average yield and volume for the comparative quarter in 2002 included the credit card portfolio which was sold in March 2002.

During the past year, investment securities, principally mortgage-backed securities, have been utilized to provide flexibility for the Company to redistribute liquidity within the loan portfolio. The average balance of investment securities increased to $563.0 million for the first quarter of 2003 from $508.5 million for the first quarter of 2002. However, the decrease in yields on investment securities offset the increase from the higher average balances. The relative yields were also influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities. As prepayments have increased due to the low rate environment, the Company is required to accelerate the premium amortization, which decreases the overall yields. The yield on investment securities decreased to 5.04% from 5.60% for the quarters ended March 31, 2003 and 2002, respectively. The cumulative impact on interest income from investment securities was minimal as interest income decreased by $30,000 to $7.1 million for the respective periods.

Interest income on loans held for sale decreased to $26,000 from $149,000 for the comparative quarters principally due to the Company’s strategy for most of the interim period to retain the majority of current real estate loan production within its portfolio. Interest income from federal funds sold declined to $66,000 in the first quarter of 2003 compared to $113,000 in 2002 primarily due to the decline in the average yield to 1.23% from 1.79% for the same periods.

Interest Expense

Total interest expense decreased by $2.6 million to $10.9 million for the quarter ended March 31, 2003 compared to the same period in 2002. The average balance of all interest-bearing liabilities increased to $1,713.2 million for the quarter ended March 31, 2003 from $1,704.8 million for the same quarter in 2002. During the respective periods, the average rate paid on all interest-bearing liabilities decreased to 2.54% from 3.16%. The average balance of deposits decreased to $1,288.2 million during the three months ended March 31, 2003 from $1,357.3 million during the same period in 2002. The primary elements of change within the deposit liabilities category relate to the decreases attributed to time deposits and money market accounts. The time deposits category reflected a net decrease in average balances to $641.8 million from $695.8 million for the respective quarters ended March 31, 2003 and 2002, respectively, with the related interest expense decreasing by $2.3 million or 31.2% to $5.1 million. Time deposits, by their nature, are longer term and generally have comparatively higher rates than other deposit types. Shifts to or increases in lower interest core deposits provide improvement to the Company’s interest margin. In addition, money market accounts, which are tied to short-term money-market indices, decreased in average balance to $349.2 million from $370.5 million for the comparative quarters, and the related interest expense declined 26.4% to $1.1 million. Some benefit from lower interest rates will continue to be felt over future periods as time deposits mature and are repriced. The future benefit related to the repricing will not be as significant due to the lower volume of such deposits, and the fact that rates may not be able to be reduced much further from current levels.

Item 2—continued

Borrowed funds are used to supplement retail and commercial deposits as needed to fund asset growth, lengthen liabilities and lower the cost of funds, when possible. Though the cost of such funds can approximate the costs of wholesale funds, there is less volatility in comparison and such funds facilitate planning for liquidity needs. The average balance of borrowings increased to $377.0 million for the quarter ended March 31, 2003 compared to $317.5 million for the same quarter in 2002. The cost of the increased average balances was partially offset by the decrease in the rate paid on borrowings to 3.63% from 3.83% during the respective quarters. Interest expense associated with trust preferred securities increased to $778,000 for the period primarily due to the increased amounts outstanding associated with new issues for Trust II and Trust III subsequent to March 31, 2002.

Net Interest Income

Net interest income declined to $18.5 million from $20.2 million for the three months ended March 31, 2003 and 2002, respectively. Such decline is consistent with the steady overall decline in general interest rates discussed above, as well as the impact of the Company’s current strategy to shift the overall mix of the loan portfolio to lower yielding but higher quality or lower risk loans. For the near term, continued pressure on net interest income is expected as the ability to reduce core funding costs becomes more difficult.

The Company’s net interest margin decreased 30 basis points to 3.79% for the first quarter of 2003 compared to the margin of 4.09% for the first quarter of 2002. For the respective quarters, the decline reflects the inability to lower the cost of funds as rapidly as asset yields declined.

Provision for Loan Losses

The first quarter 2003 provision for loan losses was $4.0 million compared to $9.8 million for the fourth quarter of 2002 and $5.2 million for the first quarter of 2002. Based on the general economic sluggishness and uncertainty of the economy within the Company’s primary market area, as well as the continued high level of non-performing loans, management expects that the provision for loan losses will remain at the current level or may increase in the near-term. The allowance for loan losses increased to $65.9 million as of March 31, 2003 compared to $63.3 million as of December 31, 2002 and $52.8 million at March 31, 2002. See “Non-performing Assets”.

Management maintains the allowance for loan losses at an amount sufficient to cover the level of estimated losses inherent in the loan portfolio. The risk of loss in the loan portfolio is estimated based on a periodic review of the loan portfolio and its specific problem loans, historic loss experience and other factors that management believes are pertinent to the determination of the allowance. These factors include the risks inherent in specific types of loans, an analysis of the collateral associated with certain loans and the economic conditions impacting the loan portfolio.

The Company continues its progress in reducing delinquent loans with loans 30-89 days past due at March 31, 2003 totaling $4.0 million or 0.30% of total gross loans outstanding. Comparative amounts were $6.1 million or 0.50% of total gross loans outstanding at December 31, 2002, and $14.4 million or 1.04% of total gross loans outstanding at March 31, 2002.

For first quarter 2003, gross loan charge-offs were $2.3 million compared to fourth quarter 2002 gross loan charge-offs of $8.3 million and $12.0 million in the first quarter 2002. Recoveries were $1.0 million for the first quarter 2003, compared to $2.0 million in the fourth quarter 2002 and $761,000 in the first quarter 2002. Though net charge-offs are down, given the continued high level of non-performing loans, management expects that net charge-offs for the next few quarters could be higher than net charge-offs in the first quarter of 2003. The coverage ratio of the allowance for loan losses to non-performing loans was 149.14% at March 31, 2003, compared to 124.96% at December 31, 2002 and 92.39% at March 31, 2002. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system. The allowance for loan losses and net charge-offs were shown earlier in this report in a table that summarizes activity in allowance for loan losses. The allowance for loan losses at March 31, 2003 reflects management’s best estimate of probable loan losses.

Item 2—continued

Non-interest Income

Non-interest income decreased to $3.3 million for the quarter ended March 31, 2003 compared to $4.8 million for the quarter ended March 31, 2002. The primary factor impacting the overall decrease in non-interest income was the $1.8 million net gain on the sale of the Company’s credit card portfolio in the first quarter of 2002. Excluding such gain, non-interest income would have increased $290,000 in the first quarter 2003 in comparison to the same quarter of 2002. The first quarter 2003 includes $247,000 of income on bank owned life insurance, initially acquired in December 2002. Net gains on the sale of securities were $329,000 for the first quarter of 2003 compared to gains of $81,000 for the same quarter of 2002. Such gains were substantially offset by decreases of $75,000 in trust fees, $67,000 in mortgage servicing fees, and $30,000 in brokerage services fees and commissions.

Operating Expense

Operating expense increased to $12.1 million for the quarter ended March 31, 2003 compared to $11.8 million for the quarter ended March 31, 2002. Significant increases in operating expense for the comparative first quarters related to professional fees, as well as advertising and promotion fees. Professional fees, which increased $227,000, were associated with legal costs associated with the level of problematic credits. Advertising and promotion costs increased by $160,000 for the comparative quarters, associated with extended media promotions for specific loan products and checking and other deposit accounts.

Total salaries, pensions and other employee benefits cost increased approximately $117,000 for the first quarter 2003 compared to first quarter 2002. The primary increase in employee benefits relates to increases in pension costs that are expected to continue through 2003.

The decline in data processing cost of $186,000 in the first quarter 2003 versus the first quarter 2002 is related to the conversion to “Proof of Deposit” (“POD”) processing, as this system enabled the Bank to realize operational benefits that include efficiencies at the teller line, consistency in float management and a more efficient, centralized fee monitoring and assessment system.

The efficiency ratio for a bank is generally the ratio of total operating expenses to the aggregate total of net interest income plus total non-interest income. Certain non-recurring income, such as the gain on the sale of the credit card portfolio in 2002, has been excluded from the comparative ratio calculation. The Company’s efficiency ratio for the first quarter of 2003 was 55.24%, compared to 50.86% for the three months ended March 31, 2002. The increase in the efficiency ratio was due to the reductions in net interest income, as well as the increases in costs as detailed above.

Income tax expense reflects a substantial decrease in the projected annual effective tax rate to 33.2% for the year-to-date March 31, 2003 compared to 37.4% for the same period in the previous year. The decrease in the effective tax rate is primarily attributed to comparable levels of tax exempt income in both periods, as well as the benefit of significant new state income tax credits recognized for 2002 and 2003 on substantially lower levels of projected pre-tax income.

Liquidity and Capital Resources

A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management ensures that the Company can fund growth in earning assets, fund liability maturities, meet customers’ loan demand and deposit withdrawals, pay operating expenses, service outstanding debt, pay shareholder dividends, as well as purchase treasury shares under the Stock Repurchase Programs. Liquidity is reviewed on an ongoing basis by management, and monthly by the Asset/Liability Committee (“ALCO”) and the Board of Directors. Target ratios for liquidity have been established based on historical trends, and appropriate contingency plans are in place for unanticipated, adverse liquidity situations.

The Company’s primary sources of liquidity, on a consolidated basis, are deposits, payments of principal and interest from its loan and securities portfolios and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the FHLB of New York. At March 31, 2003, outstanding FHLB advances totaled $345.9 million. In addition, the Company through various facilities, has unused capacity to access per Board approved policy limits, up to $400.0 million of brokered deposits of which $95.0 million was outstanding at March 31, 2003.

Factors that affect the Company’s liquidity position include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention,

Item - continued

investment portfolio cash flows, and characteristics and diversification of wholesale funding sources. The Company’s liquidity position is influenced by changes in interest rate levels, economic conditions and by competition.

Operating activities provided net cash of $15.0 million for the three months ended March 31, 2003 compared to $9.2 million for the same period in 2002. The comparative impact of net income on operating cash flow was $3.9 million in 2003, and $5.0 million in 2002. Changes in the provision for loan losses was generally the most significant operating source of funds providing $4.0 million in the three months ended March 31, 2003 compared to $5.0 million in the same period in 2002. The sale proceeds of loans held for sale provided operating funds consistent with, and fluctuating based on the level and turnover of the portfolio. Based on the Company’s assessment of future interest rate fluctuations, loan risk and market conditions during each period, the Company will sell or accumulate loans originated by its banking operations within its market area.

Investing activities used net cash of $37.3 million for the three months ended March 31, 2003, whereas investing activities provided operating cash of $19.6 million for the same period in 2002. The change in investing activities as a source of funds reflects the Company’s shift in emphasis between securities investments and additional loan activities, especially for the growth in the residential loan portfolio which started in the later part of 2002. Proceeds from the 2002 sale of the Company’s credit card portfolio provided $12.7 million of cash flow.

Financing activities provided net cash of $19.5 million during the first quarter of 2003. Short-term borrowings increased by $12.4 million during the period. Long-term borrowings were utilized to provide cash for financing activities with proceeds exceeding repayments by $10.0 million in 2003. In 2002, the Company had a net use of funds from financing activities of $2.5 million, mainly for repayment of repurchase agreements and FHLB line of credit advances, particularly brokered time deposits, which was offset by the net increase in long-term borrowings of $35.0 million.

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings. The main uses of liquidity are the payment of dividends to shareholders, repurchases of the Company’s common stock, and the payment of interest to holders of trust preferred securities. The ability of the Bank to pay dividends is subject to various regulatory limitations. Due to net operating losses in 2002, coupled with dividends previously paid, the Bank exceeded its dividend limitations for 2002. However, in October 2002, the Bank received regulatory approval for and paid a special dividend of $30 million to the Company. As a result of this special dividend, and based on regulatory limitations noted above, the Company does not anticipate receiving additional dividends from the Bank until 2004.

The Company issued a total of $25.0 million of trust preferred securities during 2002. A portion of the net proceeds was used to repurchase shares of the Company’s common stock, and the remainder was utilized for liquidity and general corporate purposes. In the first quarter of 2003, the Company acquired an additional 316,108 shares of common stock at a total cost of $7.0 million. The common shares were repurchased under authorized and announced Stock Repurchase Programs, the most recent of which was announced during the fourth quarter of 2002 and has been completed. Currently, no additional stock repurchase program has been authorized.

At March 31, 2003, BSB Bancorp, Inc., on an unconsolidated basis, had immediately available funds totaling $27.5 million. Management believes current levels of cash are adequate to meet the Company’s anticipated ordinary obligations in 2003, to pay customary cash dividends on the Company’s common stock in 2003, if so declared. Management anticipates that the Bank will be able to resume the payment of cash dividends to the Company, without regulatory approval, in 2004. However, circumstances, including stock repurchases or other unanticipated cash obligations, may require the Company to seek additional sources of funding or require the Bank to seek regulatory approval for another special cash dividend to the Company, should the Bank be otherwise unable to make such cash dividend payments.

At March 31, 2003, the Bank’s Tier I leverage ratio, as defined by regulatory guidelines, was 7.72%, up from 7.31% at December 31, 2002, and still above the minimum regulatory requirements for the Bank. The Bank’s total capital-to-risk-weighted assets ratio, calculated under the regulatory risk-based capital requirements, was 12.26%, up from 11.90% at December 31, 2002, and still in excess of the regulatory requirements. The change in these ratios is primarily the result of the net income in the first quarter of 2003.

The Company’s book value per share was $15.63 at March 31, 2003 compared to $15.78 at December 31, 2002 and $16.18 at March 31, 2002. The principal reason for the decline in the book value per share relates to the repurchase of treasury stock, discussed above, at market prices in excess of book value.

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

Market Prices and Related Shareholder Matters

The stock of the Company is listed on The Nasdaq Stock Market’s National Market System under the symbol BSBN. As of March 31, 2003, the Company had 2,203 shareholders of record and 9,143,861 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms.

The following table sets forth the market price information as reported by The Nasdaq Stock Market for the common stock.

	Price Range		Cash Dividends
2002	High	Low
First Quarter	$30.24	$22.77	$0.25
Second Quarter	$32.80	$21.80	$0.25
Third Quarter	$26.70	$18.05	$0.25
Fourth Quarter	$23.39	$17.15	$0.25

2003
First Quarter	$23.10	$20.50	$0.25

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s consolidated results of operations depend to a large extent on the level of its net interest income, which is the difference between interest income from interest-earnings assets (such as loans and investments) and interest expense on interest-bearing liabilities (such as deposits and borrowings). If interest rate fluctuations cause the Company’s cost of funds to increase faster than the yield on its interest-earning assets, net interest income will decrease. In addition, the market values of most of its financial assets are sensitive to fluctuations in market interest rates. The Company measures and manages its interest rate risk by focusing on the Company’s “gap”, which is the measure of the mismatch between the dollar amount of the Company’s interest-earning assets and interest-bearing liabilities which mature or reprice within certain time frames.

Based on the Company’s latest analysis of asset/liability mix at March 31, 2003, management’s simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 100 basis point increase in interest rates would increase net interest income by 1.92% or less over a 12 month horizon. For an immediate 200 basis point, parallel increase in the level of interest rates, the estimated change in net interest income would be an increase of 3.28% over a 12-month horizon. The estimated change in net interest income for a 100 basis point decrease in the level of interest rates (presentation is limited to a 100 basis point decline in rates due to the current historically low interest rate environment) would be a decrease of 4.21%. The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. The simulation analysis is based on a number of assumptions and there can be no assurance that if interest rates did move as assumed that the Company’s results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various techniques to monitor interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

Changes in interest rates can also affect the amount of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. Funds generated by prepayments might be invested at less favorable interest rates. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in the Company’s portfolio, net interest income, and loan servicing income. Similarly, prepayments on mortgage-backed securities can adversely affect the value of such securities and the interest income generated by them.

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

Item 4

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

Part II. OTHER INFORMATION

Item 1—Legal Proceedings

Not applicable

Item 2—Changes in Securities and Use of Proceeds

Not applicable

Item 3—Defaults upon Senior Securities

Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable

Item 5—Other Information

Not applicable

Item 6—Exhibits and Reports on Form 8-K

(a	)	Exhibits

99.1 Additional Exhibit—906 Certification of Chief Executive Officer

99.2 Additional Exhibit—906 Certification of Chief Financial Officer

(b	)	Reports on Form 8-K

Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on January 23, 2003 (text of News Release Regarding 2002 Fourth Quarter and Full-Year Earnings and Text of January 24, 2003 Analyst Conference Call)

Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on April 25, 2003 (text of News Release Regarding 2003 First Quarter Earnings)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: May 15, 2003	By:	/s/ HOWARD W. SHARP
HOWARD W. SHARP President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ REXFORD C. DECKER
REXFORD C. DECKER Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Howard W. Sharp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BSB Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

By:	/S/ HOWARD W. SHARP
Howard W. Sharp President and Chief Executive Officer

CERTIFICATION

I, Rexford C. Decker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BSB Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

By:	/s/ REXFORD C. DECKER
Rexford C. Decker Chief Financial Officer