Form 10-Q
period 2003-06-30
BSB BANCORP INC
filed 2003-08-14
CIK 830257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2003: 9,170,259 shares of common stock, $0.01 par value.

Item 1

BSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Share and Per Share Data)	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$43,590	$46,912
Federal funds sold	6,000	—

Cash and cash equivalents	49,590	46,912

Investment securities available for sale, at fair value	634,906	538,545
Investment securities held to maturity (estimated fair value of $56,093 at December 31, 2002)	—	55,373
Federal Home Loan Bank of New York stock	21,812	19,934
Loans held for sale	10,076	4,001
Loans:
Commercial	434,157	492,171
Residential real estate	445,856	330,344
Consumer	371,141	377,961
Commercial real estate	170,475	146,955

Total loans	1,421,629	1,347,431
Net deferred costs	2,434	1,863
Allowance for loan losses	(62,607)	(63,250)

Net loans	1,361,456	1,286,044

Bank premises and equipment, net	15,790	14,545
Accrued interest receivable	8,499	9,875
Other real estate owned and repossessed assets	2,601	3,109
Bank owned life insurance	20,529	20,032
Other assets	31,487	36,297

Total assets	$2,156,746	$2,034,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$1,476,963	$1,442,756
Borrowings	470,055	378,118
Other liabilities	16,922	16,867
Company obligated mandatorily redeemable preferred securities of subsidiaries, holding solely junior subordinated debentures of the Company (“Trust preferred securities”)	48,000	48,000

Total liabilities	2,011,940	1,885,741

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 2,500,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 11,707,072 and 11,660,726 shares issued	117	117
Additional paid-in capital	42,374	41,704
Retained earnings	138,156	134,903
Accumulated other comprehensive income	7,925	8,970
Treasury stock, at cost: 2,539,538 and 2,223,430 shares	(43,766)	(36,768)

Total shareholders’ equity	144,806	148,926

Total liabilities and shareholders’ equity	$2,156,746	$2,034,667

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - Continued

BSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands, Except Per Share Data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$21,847	$24,337	$44,042	$50,655
Interest on federal funds sold	5	129	71	242
Interest on investment securities	7,019	8,697	14,108	15,816
Interest on loans held for sale	119	30	144	179

Total interest income	28,990	33,193	58,365	66,892

Interest expense:
Interest on savings deposits	413	661	829	1,309
Interest on time deposits	4,866	6,886	9,969	14,300
Interest on money market deposit accounts	1,266	1,578	2,358	3,062
Interest on NOW accounts	75	221	157	482
Interest on borrowings	3,711	3,233	7,135	6,270
Interest on trust preferred securities	770	728	1,549	1,337

Total interest expense	11,101	13,307	21,997	26,760

Net interest income	17,889	19,886	36,368	40,132
Provision for loan losses	2,980	26,720	6,948	31,920

Net interest income (loss) after provision for loan losses	14,909	(6,834)	29,420	8,212

Non-interest income:
Service charges on deposit accounts	1,294	1,245	2,544	2,488
Checkcard interchange fees	399	359	758	682
Mortgage servicing fees	60	246	205	458
Fees and commissions-brokerage services	195	299	417	551
Trust fees	359	366	637	719
Income from bank owned life insurance	250	—	497	—
Gain on sale of securities, net	306	94	635	175
Gain on sale of credit card portfolio, net	—	—	—	1,806
Other income	535	563	1,064	1,142

Total non-interest income	3,398	3,172	6,757	8,021

Operating expense:
Salaries, pensions and other employee benefits	6,450	6,361	12,953	12,747
Building occupancy	1,051	1,056	2,158	2,136
Advertising and promotion	466	593	800	767
Professional fees	608	867	1,344	1,376
Data processing costs	1,191	1,553	2,435	2,983
Services	794	694	1,546	1,491
Conversion expense	—	387	—	387
Other real estate owned and repossessed asset expenses, net	148	448	307	614
Other expenses	1,619	1,594	2,847	2,896

Total operating expense	12,327	13,553	24,390	25,397

Income (loss) before income taxes	5,980	(17,215)	11,787	(9,164)
Income tax expense (benefit)	2,028	(6,058)	3,957	(3,051)

Net Income (Loss)	$3,952	$(11,157)	$7,830	$(6,113)

Earnings (loss) per share:
Basic	$0.43	$(1.16)	$0.85	$(0.63)
Diluted	$0.42	$(1.16)	$0.84	$(0.63)

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - Continued

BSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in Thousands)	2003	2002	2003	2002

Net income (loss)	$3,952	$(11,157)	$7,830	$(6,113)
Other comprehensive (loss) income:
Net unrealized holding gains (losses) on securities available for sale	2	10,971	(1,425)	7,749
Net unrealized gains on securities transferred from held to maturity to available for sale	—	—	312	—
Reclassification adjustment for net realized gains included in net income	(306)	(94)	(635)	(175)

Other comprehensive (loss) income, before income tax benefit (expense)	(304)	10,877	(1,748)	7,574
Income tax benefit (expense) on other comprehensive (loss) income	122	(4,372)	703	(2,979)

Other comprehensive (loss) income, net of tax	(182)	6,505	(1,045)	4,595

Comprehensive income (loss)	$3,770	$(4,652)	$6,785	$(1,518)

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - Continued

BSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(In Thousands, Except Share and Per Share Data)

Six Months Ended June 30, 2002	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2001	11,535,500	$115	$39,331	$142,748	$2,520	$(28,889)	$155,825
Net loss				(6,113)			(6,113)
Other comprehensive income					4,595		4,595

Comprehensive loss							(1,518)

Stock options exercised	104,738	1	1,747				1,748
Cash dividend paid on common stock ($0.50 per share)				(4,828)			(4,828)
Treasury stock purchased (148,462 shares)						(4,242)	(4,242)

Balance at June 30, 2002	11,640,238	$116	$41,078	$131,807	$7,115	$(33,131)	$146,985

Six Months Ended June 30, 2003

Balance at December 31, 2002	11,660,726	$117	$41,704	$134,903	$8,970	$(36,768)	$148,926
Net income				7,830			7,830
Other comprehensive loss					(1,045)		(1,045)

Comprehensive income							6,785

Stock options exercised	46,346		670				670
Cash dividend paid on common stock ($0.50 per share)				(4,577)			(4,577)
Treasury stock purchased (316,108 shares)						(6,998)	(6,998)

Balance at June 30, 2003	11,707,072	$117	$42,374	$138,156	$7,925	$(43,766)	$144,806

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - Continued

BSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,

(In Thousands)	2003	2002

Operating activities:
Net income (loss)	$7,830	$(6,113)
Provision for loan losses	6,948	31,920
Gain on sale of securities, net	(635)	(175)
Gain on repurchase of trust preferred securities, net	—	(135)
Gain on sale of credit card portfolio, net	—	(1,806)
Gain on sale of loans held for sale, bank premises and equipment, other real estate owned and repossessed assets, net	(79)	(26)
Depreciation and amortization	1,023	1,230
Net amortization of premiums and discounts on investment securities	1,308	348
Proceeds from sales of loans held for sale	15,152	21,648
Loans originated and held for sale	(21,152)	(13,880)
Income from bank owned life insurance	(497)	—
Writedowns of other real estate owned and repossessed assets	13	331
Net change in other assets and liabilities	6,909	(17,026)

Net cash provided by operating activities	16,820	16,316

Investing activities:
Proceeds from sales of held to maturity investment securities	9,266	—
Proceeds from calls of held to maturity investment securities	—	1,623
Purchases of held to maturity investment securities	(1,317)	(1,821)
Principal collected on held to maturity investment securities	889	667
Proceeds from sale of available for sale investment securities	120,079	57,442
Purchases of available for sale investment securities	(318,331)	(246,785)
Principal collected on available for sale investment securities	144,174	47,374
Purchases of Federal Home Loan Bank (“FHLB”) stock	(5,034)	(1,749)
Redemptions of FHLB stock	3,156	2,426
Proceeds from sale of credit card portfolio	—	12,749
Net loans (made to) repaid by customers	(81,918)	116,324
Proceeds from sale of other real estate owned and repossessed assets	1,889	2,211
Purchases of bank premises and equipment	(2,233)	(1,281)

Net cash used in investing activities	(129,380)	(10,820)

Financing activities:
Net increase in deposits	34,207	25,964
Net increase (decrease) in repurchase agreements and FHLB line of credit advances	27,519	(59,392)
Proceeds from FHLB term advances	70,000	35,000
Repayments of FHLB term advances	(5,583)	(22)
Issuance of trust preferred securities	—	10,000
Repurchase of trust preferred securities	—	(865)
Proceeds from exercises of stock options	670	1,748
Purchases of treasury stock	(6,998)	(4,242)
Dividends paid	(4,577)	(4,828)

Net cash provided by financing activities	115,238	3,363

Net increase in cash and cash equivalents	2,678	8,859
Cash and cash equivalents at beginning of period	46,912	56,272

Cash and cash equivalents at end of period	$49,590	$65,131

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$22,375	$28,481
Income taxes	$2,907	$5,737

Non-cash investing activity:
Transfers from loans to other real estate owned and repossessed assets	$1,085	$5,362
Transfer of securities from held to maturity to available for sale (amortized cost of $44,926)	$45,238	—
Adjustment of available for sale investment securities to fair value, net of tax	$(1,045)	$4,595

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - Continued

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.	Basis of Presentation

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.  All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods’ financial statements are reclassified whenever necessary to conform to the current period’s presentation. The December 31, 2002 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K.  The results of operations for the June 30, 2003 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2003, or any other interim periods.

2.	Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the reporting period, computed using the treasury stock method.  The following table provides information on the calculation of basic earnings per share and diluted earnings per share for the quarters and six months ended June 30, 2003 and 2002, respectively.

Quarters ended June 30,	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share

2003
Basic earnings per share	$3,952	9,158,671	$0.43
Dilutive effect of stock options	—	149,578	—

Diluted earnings per share	$3,952	9,308,249	$0.42

Anti-dilutive stock options		40,968

2002
Basic loss per share	$(11,157)	9,608,067	$(1.16)
Dilutive effect of stock options	—	—	—

Diluted loss per share	$(11,157)	9,608,067	$(1.16)

Anti-dilutive stock options		1,036,555

Six months ended June 30,	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share

2003
Basic earnings per share	$7,830	9,233,837	$0.85
Dilutive effect of stock options	—	126,698	—

Diluted earnings per share	$7,830	9,360,535	$0.84

Anti-dilutive stock options		67,236

2002
Basic loss per share	$(6,113)	9,629,217	$(0.63)
Dilutive effect of stock options	—	—	—

Diluted loss per share	$(6,113)	9,629,217	$(0.63)

Anti-dilutive stock options		1,036,555

Item 1 - Continued

3.	Trust Preferred Securities

The Company has a wholly owned subsidiary business trust, BSB Capital Trust I (“Trust I”), formed in 1998 for the purpose of issuing trust preferred securities which qualify as Tier 1 capital of the Company.  Trust I issued at par $30.0 million of 8.125% trust preferred securities in an exempt offering. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company.  The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I.  During 2002, the Company repurchased $7.0 million of these securities at a net gain of approximately $726,000, before taxes.

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

           See Note 7 for discussion of FIN No. 46 and its potential impact on trust preferred securities.

4.	Investment Securities Held to Maturity

In March 2003, the Company sold its entire holdings of $9.1 million in certain corporate securities based upon an internal analysis concerned with anticipated downgrades associated with deteriorating fundamentals of the issuer.  These corporate securities were acquired in 2002 and were initially classified as held to maturity securities.  Under the provisions of SFAS No. 115, such sale transactions cast doubt on the Company’s intent to hold other held to maturity securities to maturity.  As a result, in March 2003, the Company reclassified its entire held to maturity portfolio as available for sale and recognized the unrealized gain of $312,000 on the transferred securities as a credit to other comprehensive income as of the transfer date.  The aggregate amortized cost value of the held to maturity portfolio was $44.9 million, with a fair value of $45.2 million at the time of the transfer.  In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

5.	Stock-Based Compensation

The Company has two stock-based compensation plans which are described more fully in Note 15 to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based compensation cost has been reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans.

Item 1 - Continued

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in Thousands, Except Per Share Data)	2003	2002	2003	2002

Net income (loss), as reported	$3,952	$(11,157)	$7,830	$(6,113)
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(160)	(239)	(343)	(467)

Pro forma net income (loss)	$3,792	$(11,396)	$7,487	$(6,580)

Earnings per share:
Basic - as reported	$0.43	$(1.16)	$0.85	$(0.63)
Basic - pro forma	$0.41	$(1.19)	$0.81	$(0.68)
Diluted - as reported	$0.42	$(1.16)	$0.84	$(0.63)
Diluted - pro forma	$0.41	$(1.19)	$0.80	$(0.68)

           During the first quarter of 2003, the Company granted 246,116 options at exercise prices ranging from $20.82 to $21.18 under the stock-based compensation plans in effect.  During the first six months of 2002, the Company granted 256,660 options at exercise prices ranging from $26.05 to $30.41.  The weighted average fair value of options granted during the first six months of 2003 and 2002 was $4.48 and $6.88, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 4.8% and 3.8%; expected volatility of 32.5% and 31.1%; risk-free interest rate of 3.33% and 4.71%; and expected life of 7.4 years.

           The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed.  Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options.  In addition, the pro forma effect on reported net income and earnings per share for the quarters and six months ended June 30, 2003 and 2002, may not be representative of the pro forma effects on reported net income and earnings per share for future periods.

6.	Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Such guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Typically, these instruments have terms from 3 months to four years or less and most often expire undrawn; therefore, the total amounts do not necessarily represent future cash requirements.

           For letters of credit, the amount of collateral obtained, if any, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include residential and commercial real estate and business related assets.  As required by certain letter of credit agreements, the Company has pledged as collateral corporate securities having a fair value of approximately $1.5 million at both June 30, 2003 and December 31, 2002.

7.	Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the new disclosure requirements of Statement No. 148 as of December 31, 2002, and has provided such disclosures in Note 5 to the Unaudited Interim Consolidated Financial Statements presented above.  The Company does not expect that Statement No. 148 will have a material

Item 1 - Continued

impact on its results of operations, as the Company does not currently intend on changing its method of accounting for stock-based compensation unless mandated by the FASB.

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

           In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN No. 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN No. 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

           The Company adopted FIN No. 46 on July 1, 2003.  In its current form, FIN No. 46 may require the Company to re-characterize its investment in its three wholly owned subsidiary business trusts (Trust I, Trust II and Trust III) in future financial statements.  In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of June 30, 2003, if the Company was not allowed to include $45.6 million of its $48.0 million in trust preferred securities issued by Trust I, Trust II or Trust III within Tier I capital, then the Company would still exceed the regulatory required minimums for capital adequacy purposes.

           In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  In particular, the Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  The Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

           In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for an issuer to classify and measure such instruments.  The Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) whereas many instruments were previously classified as equity.  The disclosure requirements of Statement No. 150 are effective for interim periods beginning after June 15, 2003.  Management does not expect the provisions of this Statement to have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           BSB Bancorp, Inc. (“BSB” or the “Company”), holding company for BSB Bank & Trust Company (the “Bank”), earned net income for the quarter ended June 30, 2003 of $4.0 million or $0.42 per diluted share, compared to net income of $3.9 million or $0.41 per diluted share for the first quarter of 2003 and a net loss of $11.2 million or $1.16 per diluted share for the second quarter of 2002.  Net income for the six months ended June 30, 2003 was $7.8 million or $0.84 per diluted share, compared to a net loss of $6.1 million or $0.63 per diluted share for the six months ended June 30, 2002.

           On July 28, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on September 10, 2003 to shareholders of record at the close of business on August 25, 2003.

CRITICAL ACCOUNTING POLICIES

           In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations. While management’s evaluation of the allowance for loan losses as of June 30, 2003 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company may need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan losses policy would also require making additional provisions for loan losses. All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K, to gain a greater understanding of how the Company’s financial performance is reported.

FORWARD-LOOKING STATEMENTS

           Certain statements in this quarterly report, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: ( i ) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

Item 2 - Continued

FINANCIAL CONDITION

           Total assets of the Company increased to $2,156.7 million at June 30, 2003 from $2,034.7 million at December 31, 2002.  In 2003, the Company has continued its strategy to improve asset quality and minimize credit risk.  To provide flexibility for execution of the Company’s strategy, the Company continues to shift and change the composition of its assets in order to improve the mix of the loan portfolio and to reduce credit risk.

           The Company’s total loan portfolio increased to $1,421.6 million at June 30, 2003 from $1,347.4 million at December 31, 2002 with the primary changes related to increases in real estate loans and the decrease in the commercial and industrial loan portfolio.  Real estate loans increased to $616.3 million at June 30, 2003 from $477.3 million at December 31, 2002.  The most significant growth has been in residential mortgage loans with an increase of $115.5 million, which represents more than 83% of the overall growth in real estate loans.

           Throughout 2003, the Company has continued to actively pursue opportunities to be a leader of the residential mortgage business in its primary markets.  For the second quarter of 2003, residential mortgage loan originations increased to $95.3 million from $86.9 million for the first quarter of 2003, as compared to $71.4 million in the entire first six months of 2002.  Demand continued to be high for residential mortgage loans due to a historically low interest rate environment.  In response, the Company actively marketed a fixed-rate, bi-weekly mortgage loan product, which contributed significantly to the increased origination volume. For the first six months of 2003, bi-weekly mortgage loan originations were $121.2 million or 66.5% of the aggregate originations for the same period.  Since 84.5% of all bi-weekly originations were 10- and 15-year loans, the residential loan portfolio increased in categories with substantially shorter durations.  The pipeline of mortgage loan applications included 70.1% for 10- and 15-year bi-weekly products at June 30, 2003.  The bi-weekly mortgage loan products promoted by the Company have provided deposit account relationships with significant levels of automatic payment (more than 60%) as well as higher than average deposit balances.  In 2003, to maintain flexibility within the real estate portfolio, the Company also continued to sell most residential real estate loans originated with extended maturities of 20 years or longer.  Sales of residential real estate loans amounted to $14.7 million for the six months of 2003 compared to $21.6 million for the comparative period in 2002.

           The commercial real estate loan portfolio increased to $170.5 million at June 30, 2003 compared to $147.0 million at December 31, 2002.  Growth in the commercial real estate portfolio has been a strategic initiative for the Company that has been partially hindered by overall slow economic growth of moderate sized commercial organizations within our principal market areas.  As a result, recent growth of this portfolio generally has been from projects within geographic regions of New York outside our primary market area, yet familiar to our loan officers.  Commercial real estate loan originations were $23.0 million for the first six months of 2003 compared to $5.8 million for the comparative period in 2002.

             During the first six months of 2003, the commercial and industrial (“C&I”) loan portfolio had a net decrease of $58.0 million to $434.2 million at June 30, 2003 from $492.2 million at December 31, 2002.  Approximately $7.6 million of this reduction relates to loan charge-offs (see “Non-performing Assets”), with the remainder of the reduction in commercial loans primarily attributed to principal reductions and loan pay-offs.  During the six-month period ended June 30, 2003, the Company originated $26.1 million of commercial loans compared to $60.1 million for the same period in 2002.

           Consumer loans decreased to $371.1 million at June 30, 2003 from $378.0 million at December 31, 2002. An important component of a balanced loan mix, consumer loans help us meet the credit needs of our customers, and the short term nature of these loans shortens the duration of the entire loan portfolio. The decrease in consumer loans was consistent with the seasonal decline in new and used auto originations extending later into the second quarter than typical based on previous years.  As a result, the consumer loan portfolio declined principally due to normal pay-downs of the related loans.  For the period March 2003 through June 2003, new and used auto loan originations improved and exceeded normal loan reductions for the period, especially for used vehicles.  New auto loans lagged due to heavy competition in the new car market from auto manufacturers’ incentives provided to market their products.  Overall consumer loan originations increased to $85.3 million for the six months of 2003 from $72.6 million for the comparable period in 2002.

Item 2 - Continued

           The Company’s investment portfolio activity follows the overall objective to meet the liquidity demands associated with fluctuations in loan demand, as well as fulfilling the regulatory and operational liquidity demands of day-to-day business activities.  In anticipation of continued rapid amortization and calls of securities related to the low interest rate environment, investment securities increased to $656.7 million at June 30, 2003 from $613.9 million at December 31, 2002.  At both dates, mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), represented approximately 65% of the aggregate portfolio. Other securities consist of United States Treasury securities, United States Government agency securities, as well as obligations of state and local governments and corporate debt and equity securities. During the first and second quarters, continued high levels of prepayments on mortgage-backed securities impacted yield on the investment portfolio, which provided sufficient liquidity to fund the increased levels of real estate loans previously described.

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

           Other real estate owned and repossessed assets decreased to $2.6 million at June 30, 2003 compared to $3.1 million at December 31, 2002.  Repossessed assets, as a component of this total, decreased to $1.4 million at June 30, 2003 compared to $1.6 million at December 31, 2002.  Other real estate owned reflects the transfer of approximately $800,000 in loans, principally commercial, offset by sales of $1.1 million for the period.  The decrease in repossessed assets represents partial proceeds from one commercial repossession account.

           Other assets decreased to $31.5 million at June 30, 2003 from $36.3 million at December 31, 2002.  The primary factor accounting for the decrease in other assets is the receipt of $5.4 million of refundable federal income taxes.

           Total deposits increased to $1,477.0 million at June 30, 2003 compared to $1,442.8 million at December 31, 2002. The overall increase in deposits was principally attributed to core deposits associated with the expanded residential mortgage business described earlier.  Core deposits are generally considered deposit accounts other than time deposits.    The following table shows the detail composition at both dates:

	June 30, 2003		December 31, 2002

(Dollars in Thousands)	Amount	Percent	Amount	Percent

Savings deposit accounts	$187,534	12.70%	$175,637	12.17%
Money market deposit accounts	385,435	26.10%	339,191	23.51%
Time deposit accounts	620,269	42.00%	641,635	44.47%
NOW accounts	126,187	8.54%	131,535	9.12%
Non-interest-bearing demand accounts	157,538	10.66%	154,758	10.73%

Total deposits	$1,476,963	100.00%	$1,442,756	100.00%

           The Company’s borrowings increased to $470.1 million at June 30, 2003 from $378.1 million at December 31, 2002.  Borrowings at June 30, 2003 included $400.8 million of Federal Home Loan Bank (“FHLB”) advances compared to $335.9 million at December 31, 2002.  New FHLB advances for 2003 have a weighted average term of 2.58 years at June 30, 2003.  The comparative weighted average term for all FHLB advances outstanding at June 30, 2003 was 3.68 years.  Other borrowings at June 30, 2003 were primarily comprised of $32.9 million of securities sold under agreements to repurchase and use of $35.4 million of a FHLB line of credit.  These borrowings, along with deposits, are used to fund the Company’s lending and investment activities.

Item 2 - Continued

           Total shareholders’ equity decreased by $4.1 million in the first six months of 2003 primarily due to treasury stock purchases of 316,108 shares for $7.0 million. The treasury stock purchases were part of a stock repurchase program authorized by the Company’s Board of Directors in October 2002, which expired in March 2003. Shares were repurchased during the period in open market and unsolicited, negotiated transactions that were subject to availability and prices which were acceptable to the Company. Currently, no additional stock repurchase program has been authorized.  Other decreases are attributed to cash dividends paid of $4.6 million and $1.0 million of other comprehensive losses. These decreases were partially offset by net income for the period of $7.8 million and $670,000 of proceeds from the exercise of stock options.

ASSET QUALITY

           The Company continues its efforts to implement and maintain a strong credit culture, which is expected to translate into an improved or lower credit risk profile for the future. The Company utilizes a system to rate all of its commercial loans based on their respective risks.  Loan ratings are continually reviewed to determine the integrity of the respective ratings.  Retail loan delinquency, default and charge-off trends are closely monitored and the related allowances established accordingly.  The system assists management in assessing the adequacy of the allowance for loan losses.

           Total non-performing assets were $41.0 million or 1.90% of total assets at June 30, 2003, compared to $53.7 million or 2.64% of total assets at December 31, 2002, and $59.0 million or 2.86% of total assets at June 30, 2002. Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed in a non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to retail loans, the Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery.

           The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue and other real estate owned (“ORE”) and repossessed assets held by the Company at the dates indicated:

(Dollars in Thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002

Non-accrual loans:
Commercial loans	$30,267	$30,078	$34,614	$40,447	$39,420
Residential real estate loans	743	787	616	755	722
Commercial real estate loans	674	821	2,647	4,080	1,219
Consumer loans	271	198	288	365	438
Troubled debt restructured loans	6,379	12,143	12,172	6,219	11,915

Total non-accrual loans	38,334	44,027	50,337	51,866	53,714
Accruing loans with principal or interest payments 90 days or more overdue	111	190	278	357	374

Total non-performing loans	38,445	44,217	50,615	52,223	54,088

Other real estate owned and repossessed assets	2,601	3,668	3,109	4,980	4,872

Total non-performing assets	$41,046	$47,885	$53,724	$57,203	$58,960

Total non-performing loans to total loans	2.70%	3.16%	3.76%	3.98%	4.10%

Total non-performing assets to total assets	1.90%	2.33%	2.64%	2.77%	2.86%

           In addition to the non-accruing troubled debt restructured loans shown in the above schedule, the Company also had accruing loans classified as troubled debt restructured loans totaling $8.1 million, $3.6 million, $13.8 million, $5.1 million, and $4.9 million at June 30 and March 31, 2003, December 31, September 30, and June 30, 2002, respectively.  The Company does not consider these loans to be non-performing.

Item 2 - Continued

           Commercial loans that are in non-accrual status and have not been restructured in a troubled debt restructuring totaled $30.3 million at June 30, 2003 and consisted of 104 loans ranging in size from less than $10,000 to $3.2 million. Non-accrual commercial loans that have not been restructured in a troubled debt restructuring at December 31, 2002 totaled $34.6 million and consisted of 111 individual loans ranging in size from less than $1,000 to $3.6 million. All non-performing loans have been internally risk-rated as an integral part of the Company’s risk management and asset quality assessment.  Charge-offs of commercial loans amounted to $7.6 million during the six months ended June 30, 2003 and reduced non-performing loans.  In addition, pay-downs or pay-offs of non-accrual commercial loans totaled $6.1 million during the six months ended June 30, 2003.  New loans of approximately $13.4 million were added to non-accrual to bring the total of commercial and industrial loans in non-accruing status to $30.3 million at June 30, 2003.  The three largest relationships entering non-accrual during the quarter totaled $5.6 million, with the largest single relationship totaling $4.4 million.

           At June 30, 2003, non-performing commercial real estate loans totaled $674,000 for 3 loans that ranged from $8,000 to $495,000.  At December 31, 2002, non-performing commercial real estate loans were $2.6 million which consisted primarily of loans from one customer relationship of $1.2 million with no other loans in excess of $495,000.  During the first six months of 2003, $1.0 million of non-performing commercial real estate loans were sold with a small gain recognized.

           Restructured loans which are also in the non-accrual status (primarily commercial-related loans) at June 30, 2003 were $6.4 million and consisted of 8 individual loans ranging in size from $97,000 to $1.9 million.  At December 31, 2002, restructured loans, which also were in the non-accrual status, totaled $12.2 million and consisted of 14 individual loans ranging in size from $15,000 to $3.7 million.

           A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due under the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all loans that have become collateral dependent are measured for impairment based on the fair value of the collateral. At June 30, 2003, loans considered to be impaired in accordance with SFAS No. 114 totaled $45.4 million, of which $948,000 related to loans with no allocated allowance because the loans have been partially written down through charge-offs and the related collateral coverage is considered sufficient.  The $44.5 million remainder related to loans with a corresponding allocated allowance of $15.4 million.  At December 31, 2002, the Company’s recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $63.2 million with an allocated impairment allowance aggregating $15.2 million.

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

           The allowance for loan losses was $62.6 million or 4.40% of total loans outstanding at June 30, 2003 providing coverage for non-performing loans of 162.85% compared to $63.3 million or 4.69% of total loans at December 31, 2002 with coverage of 124.96%.  At June 30, 2002, the coverage of non-performing loans was 105.36%, based on the allowance for loan losses of $57.0 million or 4.32% of total loans outstanding. The improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

Item 2 - Continued

           Performing loans past due 30-89 days increased to $4.8 million at June 30, 2003 from $4.0 million at March 31, 2003 and decreased from $10.0 million at June 30, 2002. As noted above, the Company continues to focus on establishing consistent and more conservative underwriting standards, as well as identifying and managing non-performing assets.  The Company has defined potential problem loans to include all accruing loans classified as substandard. By identifying these loans under the Company’s current rating system, management is focused on addressing problems associated with loans before they become non-performing. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Performing substandard loans were $82.0 million ($8.1 million of which were accruing troubled debt restructured loans) at June 30, 2003, compared to $81.3 million ($3.6 million of which were accruing troubled debt restructured loans) at March 31, 2003 and $96.0 million ($4.9 million of which were accruing troubled debt restructured loans) at June 30, 2002. Potential problem loans at June 30, 2003 primarily consisted of commercial and industrial loans.

           The quarterly provision for loan losses was $3.0 million in the second quarter of 2003, compared to $4.0 million for the first quarter of 2003 and a $26.7 million provision in the second quarter of 2002.  The lower provision for loan losses in the second quarter of 2003 as compared to the first quarter of 2003 was primarily due to a reduction in non-performing loans and the continuation of the Company’s strategy to reduce overall credit risk by changing the mix of the loan portfolio with greater emphasis on lower credit risk residential real estate loan products and a reduction in commercial and industrial loans which have greater credit risk.  Net charge-offs were $6.3 million, $1.3 million and $22.5 million for the second quarter of 2003, the first quarter of 2003 and the second quarter of 2002, respectively.  Net charge-offs in the second quarter of 2003 exceeded the provision for loan losses for the same period, and were higher than net charge-offs in the first quarter of 2003.  An increase in the provision to the level of net charge-offs was not considered necessary as such loan accounts previously had been fully reserved.  Management expects that prospectively the provision for loan losses may be less than net loan charge-offs due to a sufficient level of specific reserves.  The lower provision in the second quarter of 2003 as compared to the second quarter of 2002 was due primarily to lower levels of non-performing loans and the significant reduction in net charge-offs.

           Commercial loan charge-offs increased to $6.5 million in the second quarter of 2003 from $1.1 million in the first quarter of 2003 and decreased significantly from $23.1 million in the second quarter of 2002. While commercial loan charge-offs are significantly down in the first and second quarters of 2003 compared to the first and second quarters of 2002, management expects that net charge-offs in the next few quarters could be higher than net charge-offs in the first quarter of 2003 considering the continued level of non-performing loans.  Management continually reviews the adequacy of the allowance for loan losses.  At June 30, 2003, the allowance was considered adequate by management.

Item 2 - Continued

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated:

	Quarters Ended

(Dollars in Thousands)	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002

Average total loans outstanding	$1,399,913	$1,363,637	$1,331,955	$1,307,398	$1,365,925

Allowance at beginning of period	$65,944	$63,250	$59,754	$56,988	$52,785
Charge-offs:
Commercial loans	6,490	1,102	7,271	2,285	23,052
Consumer loans	990	977	967	1,359	432
Residential real estate loans	12	30	17	16	40
Commercial real estate loans	82	208	—	—	1,112

Total loans charged-off	7,574	2,317	8,255	3,660	24,636
Recoveries	1,257	1,043	2,001	1,926	2,119

Net charge-offs	6,317	1,274	6,254	1,734	22,517

Provision for loan losses	2,980	3,968	9,750	4,500	26,720

Allowance at end of period	$62,607	$65,944	$63,250	$59,754	$56,988

Ratio of net charge-offs to:
Average total loans outstanding (annualized)	1.80%	0.37%	1.88%	0.53%	6.59%
Ratio of allowance to:
Non-performing loans	162.85%	149.14%	124.96%	114.42%	105.36%
Period-end loans outstanding	4.40%	4.72%	4.69%	4.55%	4.32%

           Other real estate owned (“ORE”) and repossessed assets include property acquired by foreclosure, by deed in lieu of foreclosure or by repossession.  At June 30, 2003, total ORE and repossessed assets totaled $2.6 million compared to $3.1 million at December 31, 2002.  The largest factor in the decrease was the sale of 3 commercial real estate properties totaling $1.1 million. Other repossessed assets totaled $1.4 million at June 30, 2003 and $1.6 million at December 31, 2002 and included primarily commercial equipment representing former collateral on certain commercial loans, as well as consumer loan collateral.  Consumer loan repossessions include vehicles and mobile home units that represented 28.4% and 23.9% of the respective balances at June 30, 2003 and December 31, 2002. One commercial repossession represented $1.0 million of the total balance at June 30, 2003.

RESULTS OF OPERATIONS

           The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings.  The Company’s operating results also are significantly affected by the provision for loan losses, operating expenses, income taxes, and the level of non-interest income, including gains or losses on sale of loans and securities, and other fees.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

           For the three months ended June 30, 2003, the Company reported net income of $4.0 million compared to a net loss of $11.2 million for the three months ended June 30, 2002.  Basic and diluted earnings per share were $0.43 and $0.42, respectively, for the three months ended June 30, 2003, compared to a basic and diluted loss per share of $1.16 for the three months ended June 30, 2002.  For 2003, the comparative earnings per share is impacted by a decrease in the weighted average shares attributed to stock repurchase programs throughout 2002 that were extended until March 2003.

Item 2 - Continued

           The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, (v) interest rate margin and (vi) ratio of interest-earning assets to interest-bearing liabilities.  No tax equivalent adjustments were made.

Three Months Ended June 30,	2003				2002

(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Commercial loans	$448,439	$6,962	6.21%		$651,605	$10,654	6.54%
Consumer loans:
Personal-direct	68,450	1,188	6.94		60,607	1,306	8.62
Personal-indirect	258,628	4,313	6.67		252,856	5,163	8.17
Other (1)	42,600	506	4.75		36,592	516	5.64

Total consumer loans	369,678	6,007	6.50		350,055	6,985	7.98

Real estate loans:
Residential-fixed	358,495	5,176	5.78		169,767	2,950	6.95
Commercial-fixed	39,111	662	6.77		15,741	316	8.03
Residential-adjustable	64,690	774	4.79		71,475	1,179	6.60
Commercial-adjustable	121,753	2,266	7.44		108,254	2,253	8.32

Total real estate loans	584,049	8,878	6.08		365,237	6,698	7.34

Investment securities (2)	635,211	7,019	4.42		617,233	8,697	5.64
Loans held for sale	7,743	119	6.15		1,792	30	6.70
Federal funds sold	1,773	5	1.13		29,836	129	1.73

Total interest-earning assets	2,046,893	$28,990	5.67%		2,015,758	$33,193	6.59%

Allowance for loan losses	(64,612)				(53,815)
Non-interest-earning assets	126,083				103,247

Total assets	$2,108,364				$2,065,190

Interest-bearing liabilities:
Deposits:
Savings	$184,859	$413	0.89%		$177,591	$661	1.49%
Money market	378,404	1,266	1.34		390,618	1,578	1.62
Time deposits	629,828	4,866	3.09		687,374	6,886	4.01
NOW	125,261	75	0.24		122,539	221	0.72

Total deposits	1,318,352	6,620	2.01		1,378,122	9,346	2.71
Borrowings	435,238	3,711	3.41		328,898	3,233	3.93
Trust preferred securities	48,000	770	6.42		38,099	728	7.64

Total interest-bearing liabilities	1,801,590	$11,101	2.46%		1,745,119	$13,307	3.05%

Non-interest-bearing liabilities	16,748				15,140
Non-interest-bearing demand accounts	144,793				145,823
Shareholders’ equity	145,233				159,108

Total liabilities and shareholders’ equity	$2,108,364				$2,065,190

Net interest income		$17,889				$19,886

Net earning assets	$245,303				$270,639

Net interest rate spread			3.21%				3.54%

Net interest rate margin			3.50%				3.95%

Ratio of interest-earning assets to interest-bearing liabilities			1.14	X			1.16	X

(1)	Other loans include passbook, overdraft, checkcard reserve and student loans.
(2)	At amortized cost and include securities available for sale, securities held to maturity (2002 only) and Federal Home Loan Bank of New York stock.

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

	Three Months Ended June 30, 2003 Compared to 2002 Increase (Decrease)

	Volume	Rate	Net

Interest income on interest-earning assets:
Commercial loans	$(3,177)	$(515)	$(3,692)
Consumer loans	375	(1,353)	(978)
Real estate loans	3,479	(1,299)	2,180
Investment securities	247	(1,925)	(1,678)
Loans held for sale	91	(2)	89
Federal funds sold	(90)	(34)	(124)

Total	$925	$(5,128)	$(4,203)

Savings	$26	$(274)	$(248)
Money market	(48)	(264)	(312)
Time deposits	(541)	(1,479)	(2,020)
NOW	5	(151)	(146)

Total	(558)	(2,168)	(2,726)

Borrowings	947	(469)	478
Trust preferred securities	170	(128)	42

Total	559	(2,765)	(2,206)

Net interest income	$366	$(2,363)	$(1,997)

Interest Income

           The Company’s interest income on interest-earning assets decreased to $29.0 million for the quarter ended June 30, 2003 from $33.2 million for the same period in 2002.  Quarterly interest income decreased primarily as the result of the decline in the average yield on interest-earning assets to 5.67% from 6.59% for the quarters ended June 30, 2003 and 2002, respectively. In the current quarter, the impact of declining yields was only partially offset by an overall increase in the average balance of interest-earning assets. The substantial increase in real estate loans reflects the continuing refinancing boom associated with the current low rate environment, as well as the Company’s overall strategy to reduce credit risk.  The decrease in the Company’s commercial loan portfolio results in lower credit risk and improved credit quality that are consistent with the Company’s current strategy.

           General interest rates continued at low levels throughout the second quarter of 2003 producing overall lower yields for all elements of the Company’s earning assets.  The Company’s strategy of improving credit quality and reducing overall credit risk also contributes directly to declining yields.  Aggregate average balances for the three-month period ended June 30, 2003 increased compared to the same period in 2002, with the most dramatic increase in real estate loans.  Consistent with the overall corporate strategy, the commercial loan portfolio declined substantially as reflected by the decrease in the average balance of C&I loans to $448.4 million for the second quarter of 2003 from $651.6 million from the second quarter of 2002.  In addition, the average yield on commercial loans decreased to 6.21% for the second quarter of 2003 from 6.54% for the second quarter of 2002.

           Consistent with the first quarter of 2003, the Company’s most significant shift in the mix of its overall loan portfolio was in the real estate loan category.  The average balance of the overall real estate loan portfolio increased to $584.0 million for the second quarter of 2003, up $218.8 million from the same quarter in 2002. The increase in average balance, or volume, for the comparative quarters more than offset the decrease in the average yield to 6.08% from 7.34% for the comparable quarter in 2002.  Interest income from such loans increased $2.2 million to $8.9 million for the second quarter compared to the same period last year. The most significant increase in the real estate loan portfolio

Item 2 - Continued

is associated with the fixed-rate residential loans.  The average balance of fixed-rate residential loans increased $188.7 million, or 111.2%, to $358.5 million from the same period in the previous year.  As result, interest income for fixed-rate residential products increased $2.2 million despite a decrease in yield to 5.78% from 6.95% for the comparative period.  The Company’s bi-weekly products have been well received within its primary markets supporting efforts to meet the demands of a broad-based refinancing market.  Such bi-weekly mortgage products have been particularly attractive in the 10- and 15-year maturity categories.  The Company originates residential mortgage loans, principally with fixed rates, and currently retains all current production of the bi-weekly residential mortgages with maturities of 20 years or less.

           Interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in interest rates for the quarter ended June 30, 2003 when compared to the same period in 2002.  Despite the high competition for consumer loans throughout 2002 and the first half of 2003, the Company has been able to increase the average balances for overall consumer loan products by $19.6 million to $369.7 million for the quarter ended June 30, 2003 from $350.1 million for the quarter ended June 30, 2002. Originations of all consumer loans were $85.3 million for the first six months of 2003 compared to $72.6 million for the same period in 2002.  The improvement in consumer loans was principally attributed to certain used car loan products which tend to have seasonal originations and represent 40.6% of all 2003 consumer loan originations.  The average yield on all consumer loans decreased to 6.50% in comparison to 7.98% for the same quarter in 2002.

           During the past year, investment securities, principally mortgage-backed securities, have been utilized to provide flexibility for the Company to redistribute liquidity in anticipation of the prepayment of higher yielding securities.  The average balance of investment securities increased to $635.2 million for the second quarter of 2003 from $617.2 million for the second quarter of 2002, despite rapid principal amortization and calls of securities with higher yields.  The yield on investment securities decreased to 4.42% from 5.64% for the quarters ended June 30, 2003 and 2002, respectively, and offset the increase from the higher average balances.  As a result, interest income decreased by $1.7 million to $7.0 million for the quarter ended June 30, 2003.  The relative yields were also influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities.  Consistent with the mortgage refinancing trends, prepayments of mortgage-backed securities have increased based on the low rate environment, which also results in an acceleration of any related premium amortization and a decrease in overall yields.

           Interest income on loans held for sale increased to $119,000 from $30,000 for the comparative quarters principally due to the increased volume of longer term mortgage loans available for sale as discussed above.  Such strategy is intended to meet customer demands within our primary market area without restricting investment alternatives.  Interest income from federal funds sold declined to $5,000 in the second quarter of 2003 compared to $129,000 in the 2002 period, primarily due to the decline in the average balance to $1.8 million from $29.8 million for the same periods.

Interest Expense

           Total interest expense decreased by $2.2 million to $11.1 million for the quarter ended June 30, 2003 compared to the same period in 2002. The average balance of all interest-bearing liabilities increased to $1,801.6 million for the quarter ended June 30, 2003 from $1,745.1 million for the same quarter in 2002.  During the respective periods, the average rate paid on all interest-bearing liabilities decreased to 2.46% from 3.05%.

           The average balance of deposits decreased to $1,318.4 million during the three months ended June 30, 2003 from $1,378.1 million during the same period in 2002.  A significant factor in the decrease of deposits relates to the December 2002 sale of two Elmira, New York area branches with $44.2 million of total deposits at the sale date.  The primary elements of the remaining decrease in deposit liabilities were attributed to decreases in time deposits and money market accounts consistent with the related interest rate trends for such accounts. The time deposits category reflected a net decrease in average balances to $629.8 million from $687.4 million for the respective quarters ended June 30, 2003 and 2002, respectively, with the related interest expense decreasing by $2.0 million or 29.3% to $4.9 million. Time deposits, by their nature, are longer term and generally have comparatively higher rates than other deposit types.  Shifts to or increases in lower interest core deposits provide improvement to the Company’s interest margin. In addition, money market accounts, which are tied to short-term money-market indices, continued to decrease in average balance to $378.4 million from $390.6 million for the comparative quarters, while the related interest expense declined

Item 2 - Continued

19.8% to $1.3 million.  Since deposit customers tend to reduce deposit balances as interest rates decline, the continued lower interest rate environment may result in lower balances as time deposits mature and are repriced.  The future benefit related to the repricing will not be as significant due to the lower volume of such deposits, and the fact that rates may not be able to be reduced much further from current levels.

           Borrowed funds are used to supplement retail and commercial deposits as needed to fund asset growth, lengthen liabilities and lower the cost of funds, when possible. Though the cost of such funds can approximate the costs of wholesale deposits, there is less volatility in comparison and such funds facilitate planning for liquidity needs. The average balance of borrowings increased to $435.2 million for the quarter ended June 30, 2003 compared to $328.9 million for the same quarter in 2002. The cost of the increased average balances was partially offset by the decrease in the rate paid on borrowings to 3.41% from 3.93% during the respective quarters.  Interest expense associated with trust preferred securities increased to $770,000 for the period primarily due to the increased amounts outstanding associated with new issues for Trust II and Trust III in 2002.

Net Interest Income

           Net interest income decreased to $17.9 million from $19.9 million for the three months ended June 30, 2003 and 2002, respectively.  Such decline is consistent with the steady overall decline in general interest rates discussed above, as well as the Company’s current strategy to shift the overall mix of the loan portfolio to lower yielding but higher quality or lower risk loans. For the near term, continued pressure on net interest income is expected as the ability to reduce core funding costs becomes more difficult and earning assets continue to reprice downward.

           The Company’s net interest margin decreased 45 basis points to 3.50% for the second quarter of 2003 compared to the margin of 3.95% for the second quarter of 2002.  For the respective quarters, the decline reflects the inability to lower the cost of funds as rapidly as asset yields declined.

Provision for Loan Losses

           The second quarter 2003 provision for loan losses was $3.0 million compared to $4.0 million for the first quarter of 2003 and $26.7 million for the second quarter of 2002.  The lower provision for loan losses in the second quarter of 2003 as compared to the first quarter of 2003 was primarily due to a reduction in non-performing loans and the continuation of the Company’s strategy to reduce overall credit risk by changing the mix of the loan portfolio with greater emphasis on lower credit risk residential real estate products and a reduction in commercial and industrial loans which have greater credit risk.  Net charge-offs for the quarter were $6.3 million compared to $1.3 million for the first quarter of 2003 and $22.5 million for the second quarter of 2002.  Net charge-offs in the second quarter of 2003 exceeded the provision for loan losses for the same period, and were higher than net charge-offs in the first quarter of 2003.  An increase in the provision to the level of net charge-offs was not considered necessary as such loan accounts previously had been fully reserved.  Management expects that prospectively the provision for loan losses may be less than net loan charge-offs due to a sufficient level of specific reserves.  Loans charged-off can fluctuate from quarter to quarter and the current level of charge-offs should not be considered an indicator of future levels.  Based on the general economic uncertainty within the Company’s primary market area and the problematic loans that remain in its portfolio, the provision for loan losses in upcoming quarters may increase rather than decline further.  The allowance for loan losses decreased to $62.6 million as of June 30, 2003 compared to $65.9 million as of March 31, 2003 and increased from $57.0 million at June 30, 2002. See “Asset Quality” section also.

           The provision for loan losses is determined by management to maintain the allowance for loan losses at an amount sufficient to cover the level of estimated losses inherent in the loan portfolio.  The risk of loss is estimated based on a periodic review of the loan portfolio and its specific problem loans, historic loss experience as well as consideration of the risks inherent in specific types of loans, an analysis of the collateral associated with certain loans and the economic conditions impacting the loan portfolio.

           The Company had performing loans 30-89 days past due at June 30, 2003 totaling $4.8 million or 0.34% of total gross loans outstanding.  Comparative amounts were $4.0 million or 0.29% of total gross loans outstanding at March 31, 2003, and $10.0 million or 0.76% of total gross loans outstanding at June 30, 2002.

Item 2 - Continued

           For second quarter 2003, gross loan charge-offs were $7.6 million compared to first quarter 2003 gross loan charge-offs of $2.3 million and $24.6 million in the second quarter 2002.  Recoveries were $1.3 million for the second quarter 2003, compared to $1.0 million in the first quarter 2003 and $2.1 million in the second quarter 2002.  The coverage ratio of the allowance for loan losses to non-performing loans was 162.85% at June 30, 2003, compared to 149.14% at March 31, 2003 and 105.36% at June 30, 2002.  Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system.  The allowance for loan losses and net charge-offs were shown earlier in this report in a table that summarizes activity in allowance for loan losses.  The allowance for loan losses at June 30, 2003 reflects management’s best estimate of probable loan losses.

Non-interest Income

           Non-interest income increased to $3.4 million for the quarter ended June 30, 2003 compared to $3.2 million for the quarter ended June 30, 2002.  Bank owned life insurance, acquired in December 2002, provided $250,000 of income with no comparable source in 2002. Net gain on the sale of the securities was $306,000 in the second quarter of 2003 and provided an increase of $212,000 over the comparable period of 2002.  Such increases were offset by a decline of $186,000 in mortgage servicing fees and a decline of $104,000 in brokerage services fees.  These declines are both reflective of current market conditions that provide a reduced income base for such fees.

Operating Expense

           Operating expense decreased to $12.3 million for the quarter ended June 30, 2003 compared to $13.6 million for the quarter ended June 30, 2002.  Comparison of expenses for the respective quarters shows that the 2002 expenses include a one-time “Proof of Deposit” (“POD”) system processing conversion expense of $387,000.  The POD system was initiated to realize operational benefits that included efficiencies at the teller line, consistency in float management and a more efficient, centralized fee monitoring and assessment system . In addition, comparative data processing fees decreased $362,000 primarily in connection with the Company’s conversion to an in-house item processing center opened in downtown Syracuse in May 2003.  Operating expenses for the new item processing center were $217,000 in the second quarter of 2003, which included $79,000 of salaries, pensions and other employee benefits attributed to the new location.

           For the second quarter of 2003 compared to 2002, professional fees decreased $259,000 to $608,000.  In both periods, professional fees included fees associated with the review and workout of problem assets, which fees remain high but have declined.  Advertising and promotion costs, which fluctuate based on new or revised products and services as well as changes in competitive market conditions, decreased $127,000 for the comparable periods.

           Total salaries, pensions and other employee benefits cost increased approximately $89,000 for the second quarter 2003 compared to second quarter 2002.  The increase is primarily attributed to the new item processing center; however, pension costs for the comparative periods increased $101,000, more than 69%, and are expected to continue at similar levels throughout 2003.

           The efficiency ratio for a bank is the ratio of total operating expenses to the aggregate total of net interest income plus total non-interest income.  The Company’s efficiency ratio for the second quarter of 2003 was 57.91%, compared to 57.10% for the three months ended June 30, 2002.  The increase in the efficiency ratio was due to both the increases in costs as detailed above and the decrease in net interest income.

Income Tax Expense (Benefit)

           The provision for income taxes for the second quarter 2003 was $2.0 million with an effective rate of 33.9%.  For the comparable period in 2002, an income tax benefit of $6.1 million was recorded for an effective rate of 35.2%.  The levels of income tax expense (benefit) generally fluctuate with the respective levels of income (loss) before taxes, as well as the ratio of tax-exempt income to income before taxes.  For 2003, the Company’s effective tax rate reflects a reduction associated with certain state tax credits.

Item 2 - Continued

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

           For the six months ended June 30, 2003, the Company recorded net income of $7.8 million or $0.84 per diluted share, compared to the net loss of $6.1 million or $0.63 per diluted share for the six-month period ended June 30, 2002.  For 2003, the comparative earnings per share is impacted by a decrease in the weighted average shares attributed to stock repurchase programs throughout 2002 that were extended until March 2003.  The most significant individual factor impacting the comparative six month results was the provision for loan losses.

Item 2 - continued

           The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, (v) interest rate margin and (vi) ratio of interest-earning assets to interest-bearing liabilities.  No tax equivalent adjustments were made.

Six Months Ended June 30,	2003				2002

(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Commercial loans	$462,798	$14,613	6.32%		$680,858	$22,362	6.57%
Consumer loans:
Personal-direct	67,560	2,392	7.08		60,777	2,646	8.71
Personal-indirect	261,574	9,071	6.94		256,547	10,823	8.44
Other (1)	43,067	1,023	4.75		42,304	1,482	7.01

Total consumer loans	372,201	12,486	6.71		359,628	14,951	8.31

Real estate loans:
Residential-fixed	327,932	9,664	5.89		163,449	5,732	7.01
Commercial-fixed	38,642	1,336	6.91		16,550	673	8.13
Residential-adjustable	65,898	1,709	5.19		71,611	2,396	6.69
Commercial-adjustable	116,517	4,234	7.27		109,611	4,541	8.29

Total real estate loans	548,989	16,943	6.17		361,221	13,342	7.39

Investment securities (2)	599,318	14,108	4.71		563,167	15,816	5.62
Loans held for sale	4,883	144	5.90		5,375	179	6.66
Federal funds sold	11,566	71	1.23		27,553	242	1.76

Total interest-earning assets	1,999,755	$58,365	5.84%		1,997,802	$66,892	6.70%

Allowance for loan losses	(64,823)				(56,460)
Non-interest-earning assets	129,524				104,400

Total assets	$2,064,456				$2,045,742

Interest-bearing liabilities:
Deposits:
Savings	$180,476	$829	0.92%		$173,001	$1,309	1.51%
Money market	363,858	2,358	1.30		380,602	3,062	1.61
Time deposits	635,773	9,969	3.14		691,574	14,300	4.14
NOW	123,263	157	0.25		122,611	482	0.79

Total deposits	1,303,370	13,313	2.04		1,367,788	19,153	2.80
Borrowings	406,278	7,135	3.51		323,216	6,270	3.88
Trust preferred securities	48,000	1,549	6.45		34,072	1,337	7.85

Total interest-bearing liabilities	1,757,648	$21,997	2.50%		1,725,076	$26,760	3.10%

Non-interest-bearing liabilities	16,860				16,857
Non-interest-bearing demand accounts	143,697				145,054
Shareholders’ equity	146,251				158,755

Total liabilities and shareholders’ equity	$2,064,456				$2,045,742

Net interest income		$36,368				$40,132

Net earning assets	$242,107				$272,726

Net interest rate spread			3.34%				3.60%

Net interest rate margin			3.64%				4.02%

Ratio of interest-earning assets to interest-bearing liabilities			1.14	X			1.16	X

(1)	Other loans include passbook, overdraft, credit cards (portfolio sold in the first quarter of 2002), checkcard reserve and student loans.
(2)	At amortized cost and include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock.

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

	Six Months Ended June 30, 2003 Compared to 2002 Increase (Decrease)

(Dollars in Thousands)	Volume	Rate	Net

Interest income on interest-earning assets:
Commercial loans	$(6,915)	$(834)	$(7,749)
Consumer loans	508	(2,973)	(2,465)
Real estate loans	6,069	(2,468)	3,601
Investment securities	968	(2,676)	(1,708)
Loans held for sale	(16)	(19)	(35)
Federal funds sold	(112)	(59)	(171)

Total	$502	$(9,029)	$(8,527)

Interest expense on interest-bearing liabilities:
Savings	$55	$(535)	$(480)
Money market	(130)	(574)	(704)
Time deposits	(1,084)	(3,247)	(4,331)
NOW	3	(328)	(325)

Total	(1,156)	(4,684)	(5,840)

Borrowings	1,500	(635)	865
Trust preferred securities	479	(267)	212

Total	823	(5,586)	(4,763)

Net interest income	$(321)	$(3,443)	$(3,764)

Interest Income

           The Company’s interest income on interest-earning assets decreased to $58.4 million for the six months ended June 30, 2003 from $66.9 million for the same period in 2002.  Year-to-date interest income decreased almost entirely due to the decline in the average yield on interest-earning assets to 5.84% from 6.70% for the six months ended June 30, 2003 and 2002, respectively.  The average balance of total interest-earning assets has remained flat although there have been changes in asset mix.  The substantial increase in real estate loans reflects the continuing refinancing trend which started in the fourth quarter of 2002 associated with the current low rate environment, as well as the Company’s overall strategy to reduce credit risk.  The decrease in the Company’s commercial loan portfolio is consistent with the Company’s current long-term strategy to reduce credit risk and to improve credit quality.

           General interest rates throughout the six months of 2003 continued the trend from 2002 producing overall lower yields for all elements of the Company’s earning assets.  The Company’s strategy of improving credit quality and reducing overall credit risk also contributes directly to declining yields.  Though aggregate average balances for the six-month period ended June 30, 2003 were substantially unchanged compared to the same period in 2002, the Company experienced a dramatic increase in real estate loans.  Consistent with the overall corporate strategy, the commercial loan portfolio declined substantially as reflected by the decrease in the average balance of C&I loans to $462.8 million for the six months of 2003 from $680.9 million for the same period in 2002.  In addition, the average yield on commercial loans decreased to 6.32% for the six months of 2003 from 6.57% for the same period in 2002.

           The Company’s most significant shift in the mix of its overall loan portfolio continued the 2002 trend within the real estate loan category.  The average balance of the overall real estate loan portfolio increased to $549.0 million for the six months of 2003, up $187.8 million from the same period in 2002.  The increase in average balance, or volume, for the comparative periods more than offset the decrease in the average yield to 6.17 % from 7.39% for the comparable period in 2002.  Interest income from such loans increased $3.6 million to $16.9 million

Item 2 - continued

for the comparative six-month periods of 2003 and 2002, respectively.  The most significant increase in the real estate loan portfolio is associated with the fixed-rate residential loans.  The average balance of fixed-rate residential loans increased $164.5 million or 100.6% to $327.9 million from the same period in the previous year.  As a result, interest income for fixed-rate residential products increased $3.9 million despite a decrease in yield to 5.89% from 7.01% for the comparative periods.  As noted in the current quarter discussion, the Company’s bi-weekly products have been well received within its primary markets supporting efforts to meet the demands of a broad-based refinancing market.

           Interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in interest rates for the six months ended June 30, 2003 when compared to the same period in 2002.  Despite the high competition for consumer loans throughout 2002 and early 2003, the Company has been able to increase the average balances for overall consumer loan products by $12.6 million to $372.2 million for the six months ended June 30, 2003 from $359.6 million for the comparative period in 2002.  The improvement in consumer loans is principally attributed to certain used car loan products which tend to have seasonal originations.  The average yield on all consumer loans decreased to 6.71% in comparison to 8.31% for the same period in 2002.

           During the past year, investment securities, principally mortgage-backed securities, have been utilized to provide flexibility for the Company to redistribute liquidity within the loan portfolio.  The average balance of investment securities increased to $599.3 million for the six months of 2003 from $563.2 million for the first six months of 2002, despite rapid principal amortization and calls of securities with higher yields.  The yield on investment securities decreased to 4.71% from 5.62% for the six months ended June 30, 2003 and 2002, respectively, and offset the increase from the higher average balances.  As a result, interest income decreased by $1.7 million to $14.1 million for the six months ended June 30, 2003.  The relative yields continue to be influenced by the amortization of any premiums incurred to acquire such investment securities, similar to the discussions within the quarterly comparisons.

           Interest income on loans held for sale and from federal funds sold fluctuated for the respective periods consistent with short-term fluctuations in such asset categories.

Interest Expense

           Total interest expense decreased by $4.8 million to $22.0 million for the six months ended June 30, 2003 compared to the same period in 2002.  The average balance of all interest-bearing liabilities increased to $1,757.6 million for the six months ended June 30, 2003 from $1,725.1 million for the same period in 2002.  During the respective periods, the average rate paid on all interest-bearing liabilities decreased to 2.50% from 3.10%.

           The average balance of deposits decreased to $1,303.4 million during the six months ended June 30, 2003 from $1,367.8 million during the same period in 2002.  As discussed earlier, the most significant decline in deposits is related to the December 2002 sale of two Elmira, New York branches with $44.2 million of deposits at the sale date. Other fluctuations for the comparative three-month periods are similarly applicable based upon the continued lower interest rate environment of the past year.

           Borrowed funds, used to supplement retail and commercial deposits, had an increase in the average balances to $406.3 million for the six months ended June 30, 2003 compared to $323.2 million for the same period in 2002.  The cost of such increased borrowings was partially offset by the decrease in the rate paid on borrowings to 3.51% from 3.88% during the respective periods.  Fluctuations in interest expense associated with trust preferred securities are consistent for the respective six-month periods to the quarterly comparisons.

Net Interest Income

           Net interest income decreased to $36.4 million from $40.1 million for the six months ended June 30, 2003 and 2002, respectively.  As discussed in the quarterly comparison, the decline is consistent with the general interest rate environment and the Company’s current strategy for the mix of its loan portfolio to emphasize higher quality, lower risk loans.  The Company’s net interest margin decreased 38 basis points to 3.64% for the first six months of 2003 compared to the margin of 4.02% for the same period in 2002.  For the respective periods, the decline reflects the inability to lower the cost of funds as rapidly as asset yields declined.

Item 2 - continued

Provision for Loan Losses

           The provision for loan losses was $6.9 million for the six months of 2003 compared to $31.9 million for the comparable period in 2002.  Net charge-offs for the six-month period were $7.6 million compared to $33.8 million for the same period in 2002.  The lower provision for loan losses in the first six months of 2003 as compared to the same period in 2002 is primarily due to the significant reduction in net loan charge-offs, as well as both the reduction in non-performing loans and the changing mix of the overall loan portfolio.  As discussed in the quarterly results comparison, the provision for loan losses reflects management’s assessment of the estimated losses inherent in the loan portfolio.  Loans charged-off can fluctuate from quarter to quarter and the current level of charge-offs should not be considered an indicator of future levels.  See “Asset Quality” for general discussion of the allowance for loan losses and related analysis.

Non-Interest Income

           Non-interest income declined to $6.8 million from $8.0 million for the six months ended June 30, 2003 and 2002, respectively.  The most significant variance involves a $1.8 million net gain on the sale of the Company’s credit card portfolio during the first quarter of 2002.  Bank owned life insurance, acquired in December 2002, provided $497,000 of income with no comparable source in 2002.  Other fluctuations were consistent with discussions for respective quarters of each year.

Operating Expense

           Operating expense declined to $24.4 million from $25.4 million for the six months ended June 30, 2003 and 2002, respectively. The primary fluctuations for the respective periods relate to the conversion to the “Proof of Deposit” processing system, costs and related benefits of the new item processing center, as well as increased pension costs discussed within the comparison of quarterly results.

           The Company’s efficiency ratio for the six months of 2003 was 56.56%, compared to 53.96% for the same period in 2002.  The increase in the efficiency ratio was due to the decrease in net interest income and non-interest income, and offset slightly by the reduction of operating expenses.

Income Tax Expense (Benefit)

           Income tax expense increased to $4.0 million based on income before income taxes totaling $11.8 million for the six months ended June 30, 2003.  In comparison, an income tax benefit of $3.1 million was recognized relative to the pre-tax loss of $9.2 million for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

           A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management ensures that the Company can fund growth in earning assets, fund liability maturities, meet customers’ loan demand and deposit withdrawals, pay operating expenses, service outstanding debt, pay shareholder dividends, as well as purchase treasury shares under stock repurchase programs. Liquidity is reviewed on an ongoing basis by management, and monthly by the Asset/Liability Committee (“ALCO”) and the Board of Directors. Target ratios for liquidity have been established based on historical trends, and appropriate contingency plans are in place for unanticipated, adverse liquidity situations.

           The Company’s primary sources of liquidity, on a consolidated basis, are deposits, payments of principal and interest from its loan and securities portfolios and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the FHLB of New York. At June 30, 2003, outstanding FHLB advances totaled $400.8 million. In addition, the Company, through various facilities, has unused capacity to access up to $400.0 million of brokered deposits per Board approved policy limits, of which $95.0 million was outstanding at June 30, 2003.

Item 2 - continued

           Factors that affect the Company’s liquidity position include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, time deposit maturity structure and retention, investment portfolio cash flows, and characteristics and diversification of wholesale funding sources. The Company’s liquidity position is influenced by changes in interest rate levels, economic conditions and by competition.

           Operating activities provided net cash of $16.8 million for the six months ended June 30, 2003 compared to $16.3 million for the same period in 2002. Operating activity cash flows were most directly impacted by the results of operations with net income of $7.8 million in the first six months of 2003 compared to a loss of $6.1 million in the first six months of 2002. Changes in the provision for loan losses was generally the most significant adjustment to net income as the source of operating funds providing $6.9 million in the six months ended June 30, 2003 compared to $31.9 million in the same period in 2002. The sale proceeds of loans held for sale provided operating funds consistent with, and fluctuating based on the level and turnover of the portfolio. Based on the Company’s assessment of future interest rate fluctuations, loan risk and market conditions during each period, the Company will modify its decisions to sell or accumulate loans originated by its banking operations within its market area.

           Investing activities used net cash of $129.4 million for the six months ended June 30, 2003 compared to the use of $10.8 million for the same period in 2002. Investing activities in 2003 used $81.9 million to fund net loan portfolio growth, principally for residential mortgages.  Also, the Company increased its securities portfolio approximately $41.0 million for the year-to-date period in anticipation of continued rapid principal amortization and calls of securities related to the low interest rate environment.  For the comparable 2002 period, the reduction of the loan portfolio, especially for consumer loans, provided $120.1 million, which includes proceeds of $12.7 million from the sale of the credit card portfolio.

           Financing activities provided net cash of $115.2 million compared to $3.4 million during the first six months of 2003 and 2002, respectively.  Short-term borrowings increased by $27.5 million during 2003. Long-term borrowings were utilized to provide cash for financing activities with proceeds exceeding repayments by $64.4 million in 2003 and $35.0 million in 2002.  During 2002, the Company also used financing activities for repayment of repurchase agreements and FHLB line of credit advances.

           The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings. The main uses of liquidity are the payment of dividends to shareholders, repurchases of the Company’s common stock, and the payment of interest to holders of trust preferred securities. The ability of the Bank to pay dividends is subject to various regulatory limitations. Due to net operating losses in 2002, coupled with dividends previously paid, the Bank exceeded its dividend limitations for 2002. However, in October 2002, the Bank received regulatory approval for and paid a special dividend of $30.0 million to the Company. As a result of this special dividend, and based on regulatory limitations noted above, the Company does not anticipate receiving additional dividends from the Bank until 2004.

           The Company issued a total of $25.0 million of trust preferred securities during 2002, including $10.0 million issued during the second quarter of 2002.  A portion of the net proceeds was used to repurchase shares of the Company’s common stock, and the remainder was utilized for liquidity and general corporate purposes. In the first quarter of 2003, the Company acquired an additional 316,108 shares of common stock at a total cost of $7.0 million. The common shares were repurchased under authorized and announced stock repurchase programs, the most recent of which was announced during the fourth quarter of 2002 and has been completed. Currently, no additional stock repurchase program has been authorized.

           At June 30, 2003, BSB Bancorp, Inc., on an unconsolidated basis, had immediately available funds totaling $24.8 million. Management believes current levels of cash are adequate to meet the Company’s anticipated ordinary obligations in 2003, and to pay customary cash dividends on the Company’s common stock in 2003, if so declared. Management anticipates that the Bank will be able to resume the payment of cash dividends to the Company, without regulatory approval, in 2004. However, circumstances, including stock repurchases or other unanticipated cash obligations, may require the Company to seek additional sources of funding or require the Bank to seek regulatory approval for another special cash dividend to the Company, should the Bank be otherwise unable to make such cash dividend payments.

Item 2 - continued

           At June 30, 2003, the Bank’s Tier I leverage ratio, as defined by regulatory guidelines, was 7.64%, up from 7.31% at December 31, 2002, and still above the minimum regulatory requirements for the Bank. The Bank’s total capital-to-risk-weighted assets ratio, calculated under the regulatory risk-based capital requirements, was 12.40%, up from 11.90% at December 31, 2002, and still in excess of the regulatory requirements. The change in these ratios is primarily attributed to the Company’s shift to higher levels of residential mortgages with lower risk ratings, as well as generating net income in the first six months of 2003.  See Note 7 discussion of FIN No. 46 and its potential impact on the Company’s Tier I ratios.

           The Company’s book value per share was $15.80 at June 30, 2003 compared to $15.78 at December 31, 2002 and $15.34 at June 30, 2002.

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

MARKET PRICES AND RELATED SHAREHOLDER MATTERS

           The stock of the Company is listed on The NASDAQ Stock Market’s National Market System under the symbol BSBN. As of June 30, 2003, the Company had 2,184 shareholders of record and 9,167,534shares of common stock outstanding.  The number of shareholders does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms. The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

	Price Range
			Cash Dividends
2002	High	Low

First Quarter	$30.24	$22.77	$0.25
Second Quarter	$32.80	$21.80	$0.25
Third Quarter	$26.70	$18.05	$0.25
Fourth Quarter	$23.39	$17.15	$0.25
2003

First Quarter	$23.10	$20.50	$0.25
Second Quarter	$28.20	$21.15	$0.25

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

           Based on the Company’s latest analysis of asset/liability mix at June 30, 2003, management’s simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 100 basis point increase in interest rates would increase net interest income by 0.17% or less over a 12 month horizon.  For an immediate 200 basis point, parallel increase in the level of interest rates, the estimated change in net interest income would be an increase of 2.44% over a 12-month horizon. The estimated change in net interest income from a 100 basis point decrease in the level of interest rates (presentation is limited to a 100 basis point decline in rates due to the current historically low interest rate environment) would be a decrease of 4.96%.  The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. The simulation analysis is based on a number of assumptions and there can be no assurance that if interest rates did move as assumed that the Company’s results of operations would be impacted as estimated.  These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates.  Although the Company uses various techniques to monitor interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Item 4

CONTROLS AND PROCEDURES

(a)          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15e under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of  the end of the period covered by this report.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

(b)          There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls.

Item 1 -	Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, or any of its subsidiaries, is a party or of which any of their property is subject.

Item 2 -	Changes in Securities and Use of Proceeds
Not applicable

Item 3 -	Defaults upon Senior Securities
Not applicable

Item 4 -	Submission of Matters to a Vote of Security Holders

	(a)	On April 28, 2003 the Company held an Annual Meeting of Shareholders (the “Annual Meeting”) to elect three directors for a term of three years.

	(b)	At the Annual Meeting, Diana J. Bendz, David A. Niermeyer and Thomas L. Thorn were elected as directors. Each of the following directors’ term of office continued after the Annual Meeting:
		Robert W. Allen	William C. Craine
		John P. Driscoll	Ann G. Higbee
		Mark T. O’Neil, Jr.	Howard W. Sharp

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

1.          Three directors were elected for a term of three years, or until their successors have been elected and qualified.  A list of such directors, including the votes for, withheld and abstentions, and broker non-votes, is set forth below:

	Votes For	Withheld	Abstentions	Broker Non-Votes

Diana J. Bendz	6,891,414	670,063	0	0
David A. Niermeyer	6,894,418	667,060	0	0
Thomas L. Thorn	6,544,805	1,016,672	0	0

(d)	Not applicable

Item 5 -	Other Information
Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

	(a)	Exhibits
Exhibit 31.1 – Section 302 Certification of Chief Executive Officer
Exhibit 31.2 – Section 302 Certification of Chief Financial Officer
Exhibit 32.1 – Section 906 Certification of Chief Executive Officer
Exhibit 32.2 – Section 906 Certification of Chief Financial Officer

	(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB BANCORP, INC.

Date: August 14, 2003	By:	/s/ HOWARD W. SHARP

HOWARD W. SHARP President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ REXFORD C. DECKER

REXFORD C. DECKER Senior Vice President and Chief Financial Officer