Form 10-Q
period 2003-09-30
BSB BANCORP INC
filed 2003-11-12
CIK 830257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2003: 9,186,995 shares of common stock, $0.01 par value.

Item 1

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Share and Per Share Data)	September 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$46,206	$46,912
Investment securities available for sale, at fair value	616,235	538,545
Investment securities held to maturity (estimated fair value of $56,093 at December 31, 2002)	—	55,373
Federal Home Loan Bank of New York stock	23,327	19,934
Loans held for sale	11,862	4,001

Loans:
Commercial	390,996	492,171
Residential real estate	513,039	330,344
Consumer	374,164	377,961
Commercial real estate	174,589	146,955

Total loans	1,452,788	1,347,431
Net deferred costs	3,074	1,863
Allowance for loan losses	(61,382)	(63,250)

Net loans	1,394,480	1,286,044

Bank premises and equipment, net	15,441	14,545
Accrued interest receivable	8,394	9,875
Other real estate owned and repossessed assets	1,696	3,109
Bank owned life insurance	20,784	20,032
Other assets	34,679	36,297

Total assets	$2,173,104	$2,034,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$1,484,254	$1,442,756
Borrowings	479,948	378,118
Other liabilities	18,481	16,867
Company obligated mandatorily redeemable preferred securities of subsidiary trusts (“Trust preferred securities”)	46,500	48,000

Total liabilities	2,029,183	1,885,741

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 2,500,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 30,000,000 shares authorized; 11,714,297 and 11,660,726 shares issued	117	117
Additional paid-in capital	42,572	41,704
Retained earnings	140,108	134,903
Accumulated other comprehensive income	4,890	8,970
Treasury stock, at cost: 2,539,538 and 2,223,430 shares	(43,766)	(36,768)

Total shareholders’ equity	143,921	148,926

Total liabilities and shareholders’ equity	$2,173,104	$2,034,667

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 – continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$21,708	$22,973	$65,749	$73,627
Interest on federal funds sold	1	42	72	284
Interest on investment securities	6,269	8,477	20,377	24,293
Interest on loans held for sale	175	19	320	199

Total interest income	28,153	31,511	86,518	98,403

Interest expense:
Interest on savings deposits	306	668	1,135	1,978
Interest on time deposits	4,368	6,422	14,337	20,721
Interest on money market deposit accounts	1,177	1,439	3,535	4,501
Interest on NOW accounts	51	146	208	628
Interest on borrowings	3,893	3,261	11,028	9,532
Interest on trust preferred securities	748	743	2,297	2,080

Total interest expense	10,543	12,679	32,540	39,440

Net interest income	17,610	18,832	53,978	58,963
Provision for loan losses	2,880	4,500	9,828	36,420

Net interest income after provision for loan losses	14,730	14,332	44,150	22,543
Non-interest income:
Service charges on deposit accounts	1,330	1,348	3,874	3,836
Checkcard interchange fees	334	352	1,091	1,034
Mortgage servicing fees, net	315	252	519	710
Fees and commissions-brokerage services	217	168	634	719
Trust fees	269	260	906	979
Income from bank owned life insurance	255	—	753	—
Gain on sale of securities, net	391	95	1,026	270
Gain on sale of credit card portfolio, net	—	—	—	1,806
Other income	499	649	1,564	1,792

Total non-interest income	3,610	3,124	10,367	11,146

Operating expense:
Salaries, pensions and other employee benefits	6,418	5,923	19,371	18,671
Building occupancy	1,110	1,056	3,268	3,192
Advertising and promotion	291	267	1,090	1,034
Professional fees	538	641	1,882	2,017
Data processing costs	1,139	1,253	3,574	4,253
Services	792	647	2,340	2,121
Conversion expense	—	—	—	387
Other real estate owned and repossessed asset expenses, net	128	33	435	646
Other expenses	1,613	1,392	4,459	4,288

Total operating expense	12,029	11,212	36,419	36,609

Income (loss) before income taxes	6,311	6,244	18,098	(2,920)
Income tax expense (benefit)	2,066	2,318	6,023	(733)

Net Income (Loss)	$4,245	$3,926	$12,075	$(2,187)

Earnings (loss) per share:
Basic	$0.46	$0.41	$1.31	$(0.23)
Diluted	$0.45	$0.41	$1.29	$(0.23)

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 – continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002	2003	2002
Net income (loss)	$4,245	$3,926	$12,075	$(2,187)

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on securities available for sale	(4,685)	4,688	(6,109)	12,437
Net unrealized gains on securities transferred from held to maturity to available for sale	—	—	312	—
Reclassification adjustment for net realized gains included in net income	(391)	(95)	(1,026)	(270)

Other comprehensive (loss) income, before income tax benefit (expense)	(5,076)	4,593	(6,823)	12,167

Income tax benefit (expense) on other comprehensive (loss) income	2,041	(1,847)	2,743	(4,826)

Other comprehensive (loss) income, net of tax	(3,035)	2,746	(4,080)	7,341

Comprehensive income	$1,210	$6,672	$7,995	$5,154

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 – continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands, Except Share and Per Share Data)

Nine Months Ended September 30, 2002	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2001	11,535,500	$115	$39,331	$142,748	$2,520	$(28,889)	$155,825

Net loss				(2,187)			(2,187)
Other comprehensive income					7,341		7,341

Comprehensive income							5,154

Stock options exercised, net	106,801	1	1,782				1,783
Cash dividend paid on common stock ($0.75 per share)				(7,224)			(7,224)
Treasury stock purchased (148,426 shares)						(4,242)	(4,242)

Balance at September 30, 2002	11,642,301	$116	$41,113	$133,337	$9,861	$(33,131)	$151,296

Nine Months Ended September 30, 2003
Balance at December 31, 2002	11,660,726	$117	$41,704	$134,903	$8,970	$(36,768)	$148,926

Net income				12,075			12,075
Other comprehensive loss					(4,080)		(4,080)

Comprehensive income							7,995

Stock options exercised, net	53,571		868				868
Cash dividend paid on common stock ($0.75 per share)				(6,870)			(6,870)
Treasury stock purchased (316,108 shares)						(6,998)	(6,998)

Balance at September 30, 2003	11,714,297	$117	$42,572	$140,108	$4,890	$(43,766)	$143,921

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 – continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In Thousands)	2003	2002
Operating activities:
Net income (loss)	$12,075	$(2,187)
Provision for loan losses	9,828	36,420
Gain on sale of securities, net	(1,026)	(270)
Gain on repurchase of trust preferred securities, net	(6)	(135)
Gain on sale of credit card portfolio, net	—	(1,806)
Loss (gain) on sale of loans held for sale, bank premises and equipment, other real estate owned and repossessed assets, net	63	(72)
Depreciation and amortization	1,572	1,839
Net amortization of premiums and discounts on investment securities	2,275	941
Proceeds from sales of loans held for sale	33,980	23,772
Loans originated and held for sale	(41,858)	(14,087)
Income from bank owned life insurance	(753)	—
Writedowns of other real estate owned and repossessed assets	73	360
Net change in other assets and liabilities	7,423	(18,885)

Net cash provided by operating activities	23,646	25,890

Investing activities:
Proceeds from sales of held to maturity investment securities	9,266	—
Proceeds from calls of held to maturity investment securities	—	2,522
Purchases of held to maturity investment securities	(1,317)	(25,643)
Principal collected on held to maturity investment securities	889	2,551
Proceeds from sale of available for sale investment securities	153,624	96,806
Purchases of available for sale investment securities	(442,641)	(316,015)
Principal collected on available for sale investment securities	249,790	79,931
Purchases of Federal Home Loan Bank (“FHLB”) stock	(7,514)	(5,004)
Redemptions of FHLB stock	4,121	3,176
Proceeds from sale of credit card portfolio	—	12,749
Net loans (made to) repaid by customers	(120,603)	118,269
Proceeds from sale of other real estate owned and repossessed assets	3,679	2,584
Purchases of bank premises and equipment	(2,468)	(1,719)

Net cash used in investing activities	(153,174)	(29,793)

Financing activities:
Net increase (decrease) in deposits	41,498	(16,302)
Net increase (decrease) in repurchase agreements and FHLB line of credit advances	12,754	(32,286)
Proceeds from FHLB term advances	95,000	50,000
Repayments of FHLB term advances	(5,924)	(89)
Issuance of trust preferred securities	—	10,000
Repurchase of trust preferred securities	(1,506)	(865)
Proceeds from exercises of stock options	868	1,783
Purchases of treasury stock	(6,998)	(4,242)
Dividends paid	(6,870)	(7,224)

Net cash provided by financing activities	128,822	775

Net decrease in cash and cash equivalents	(706)	(3,128)
Cash and cash equivalents at beginning of period	46,912	56,272

Cash and cash equivalents at end of period	$46,206	$53,144

Supplemental information:
Cash paid during the period for:
Interest on deposits, borrowings and trust preferred securities	$31,891	$41,607
Income taxes	$4,507	$5,737

Non-cash investing activity:
Transfers from loans to other real estate owned and repossessed assets	$2,339	$5,872
Transfer of securities from held to maturity to available for sale (amortized cost of $44,926)	$45,238	—
Adjustment of available for sale investment securities to fair value, net of tax	$(4,080)	$7,341

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 – continued

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1.	Basis of Presentation

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods’ financial statements are reclassified whenever necessary to conform to the current period’s presentation. The December 31, 2002 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the September 30, 2003 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2003, or any other interim periods.

2.	Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the reporting period, computed using the treasury stock method. The following table provides information on the calculation of basic earnings per share and diluted earnings per share for the quarters and nine months ended September 30, 2003 and 2002, respectively.

(In Thousands, Except Share and Per Share Data) Quarters ended September 30,	Net Income	Weighted Average Shares	Earnings Per Share
2003
Basic earnings per share	$4,245	9,171,132	$0.46
Dilutive effect of stock options	—	171,477	—

Diluted earnings per share	$4,245	9,342,609	$0.45

Anti-dilutive stock options		16,523

2002
Basic earnings per share	$3,926	9,584,896	$0.41
Dilutive effect of stock options	—	107,762	—

Diluted earnings per share	$3,926	9,692,658	$0.41

Anti-dilutive stock options		102,833

Nine months ended September 30,	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
2003
Basic earnings per share	$12,075	9,212,935	$1.31
Dilutive effect of stock options	—	141,784	—

Diluted earnings per share	$12,075	9,354,719	$1.29

Anti-dilutive stock options		47,493

2002
Basic loss per share	$(2,187)	9,614,444	$(0.23)
Dilutive effect of stock options	—	—	—

Diluted loss per share	$(2,187)	9,614,444	$(0.23)

Anti-dilutive stock options		1,022,905

Item 1 – continued

3.	Trust Preferred Securities

The Company has a subsidiary business trust, BSB Capital Trust I (“Trust I”), formed in 1998 for the purpose of issuing trust preferred securities which qualify as Tier 1 capital of the Company. Trust I issued at par $30.0 million of 8.125% trust preferred securities in an exempt offering. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I. During 2002, the Company repurchased $7.0 million of these preferred securities at a net gain of approximately $726,000, before taxes. In 2003, the Company repurchased $1.5 million of these preferred securities at a net gain of approximately $6,000, before taxes.

During 2002, two new subsidiary trusts were formed for the purpose of issuing additional trust preferred securities that are non-voting and guaranteed by the Company. BSB Capital Trust II (“Trust II”) was formed in the second quarter of 2002 for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust II issued at par $10.0 million of floating rate securities maturing in 2032. These preferred securities pay interest at the six-month London InterBank Offering Rate (“LIBOR”) plus 370 basis points. BSB Capital Trust III (“Trust III”) was formed in the fourth quarter of 2002 for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust III issued at par $15.0 million of floating rate securities maturing in 2033. These preferred securities pay interest at the three-month LIBOR plus 335 basis points. The entire net proceeds from Trust II and Trust III were invested in junior subordinated obligations of the Company, which are the sole assets of the respective trusts. The proceeds from each of these trusts were used for general corporate purposes.

See Note 7 for discussion of FIN No. 46 and its potential impact on trust preferred securities.

4.	Investment Securities Held to Maturity

In March 2003, the Company sold its entire holdings of $9.1 million in certain corporate securities based upon an internal analysis concerned with anticipated downgrades associated with deteriorating fundamentals of the issuer. These corporate securities were acquired in 2002 and were initially classified as held to maturity securities. Under the provisions of SFAS No. 115, such sale transactions cast doubt on the Company’s intent to hold other held to maturity securities until maturity. As a result, in March 2003, the Company reclassified its entire held to maturity portfolio as available for sale and recognized the unrealized gain of $312,000 on the transferred securities as a credit to accumulated other comprehensive income within shareholders’ equity as of the transfer date. The aggregate amortized cost of the held to maturity portfolio was $44.9 million, with a fair value of $45.2 million at the time of the transfer. In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

5.	Stock-Based Compensation

The Company has two stock-based compensation plans that are described more fully in Note 15 to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost has been reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date.

Item 1 – continued

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2003	2002
Net income (loss), as reported	$4,245	$3,926	$12,075	$(2,187)
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(198)	(490)	(665)

Pro forma net income (loss)	$4,098	$3,728	$11,585	$(2,852)

Earnings (loss) per share:
Basic – as reported	$0.46	$0.41	$1.31	$(0.23)
Basic – pro forma	$0.45	$0.39	$1.26	$(0.30)
Diluted – as reported	$0.45	$0.41	$1.29	$(0.23)
Diluted – pro forma	$0.44	$0.38	$1.24	$(0.30)

For the year to date in 2003, the Company granted 246,116 options, in the first quarter, at exercise prices ranging from $20.82 to $21.18 under the stock-based compensation plans in effect. During the first nine months of 2002, the Company granted 256,660 options at exercise prices ranging from $26.05 to $30.41. The weighted average fair value of options granted during the first nine months of 2003 and 2002 was $4.48 and $6.88, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 4.8% and 3.8%; expected volatility of 32.5% and 31.1%; risk-free interest rate of 3.33% and 4.71%; and expected life of 7.4 years.

The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the quarters and nine months ended September 30, 2003 and 2002 may not be representative of the pro forma effects on reported net income and earnings per share for future periods.

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

For letters of credit, the amount of collateral obtained, if any, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate and business related assets. As required by a letter of credit agreement for one commercial relationship, the Company has $280,000 in a pledged deposit account at a commercial bank with no corporate securities pledged at September 30, 2003. By comparison, the Company pledged as collateral corporate securities having a fair value of approximately $1.5 million at December 31, 2002.

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

Item 1 – continued

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN No. 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN No. 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period ending after December 15, 2003, based on FASB Staff Position 46-6 dated October 8, 2003.

In its current form, FIN No. 46 may require the Company to re-characterize its investment in its three wholly owned subsidiary business trusts (Trust I, Trust II and Trust III) in future financial statements. The impact on the balance sheet would be to rename the caption from trust preferred securities to junior subordinated debentures; however, the balance would remain the same. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, if the Company was not allowed to include $46.3 million of its $46.5 million in trust preferred securities issued by Trust I, Trust II or Trust III within Tier I capital, then the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, the Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Statement has been generally effective for contracts entered into or modified after June 30, 2003 and has not had a material impact on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for an issuer to classify and measure such instruments. The Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) whereas many instruments were previously classified as equity. The disclosure requirements of Statement No. 150 are effective for interim periods beginning after June 15, 2003. Management has adopted the provisions of this Statement with no material impact on the Company’s consolidated financial position, results of operations or liquidity.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

BSB Bancorp, Inc. (“BSB” or the “Company”), holding company for BSB Bank & Trust Company (the “Bank”), earned net income for the quarter ended September 30, 2003 of $4.2 million or $0.45 per diluted share, compared to net income of $4.0 million or $0.42 per diluted share for the second quarter of 2003 and $3.9 million or $0.41 per diluted share for the third quarter of 2002. Net income for the nine months ended September 30, 2003 was $12.1 million or $1.29 per diluted share, compared to a net loss of $2.2 million or $0.23 per diluted share for the nine months ended September 30, 2002.

On October 27, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on December 10, 2003 to shareholders of record at the close of business on November 25, 2003.

RECENT DEVELOPMENTS

In November 2003, the Company sold certain large, under-performing commercial loans with an aggregate carrying value of $36.7 million. The proceeds from the sale of these loans, net of estimated transaction costs, is $26.6 million. The $10.1 million difference between the carrying value and the net proceeds from the sale of these loans generally reflects the Company’s previously established loan loss reserves and will be charged off against the allowance for loan losses. The sale will have no impact on the Company’s income statement. Prior to the decision to sell, these loans were either non-performing or performing loans classified as substandard. As a result of the sale, non-performing loans will decrease $14.5 million and substandard performing loans will decline $22.2 million.

CRITICAL ACCOUNTING POLICIES

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations. While management’s evaluation of the allowance for loan losses as of September 30, 2003 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company may need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan losses policy would also require making additional provisions for loan losses. All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K, to gain a greater understanding of how the Company’s financial performance is reported.

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

Item 2 – continued

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

FINANCIAL CONDITION

Total assets of the Company increased to $2,173.1 million at September 30, 2003 from $2,034.7 million at December 31, 2002. Throughout 2003, the Company has continued its strategy to improve asset quality and minimize credit risk. To provide flexibility for execution of the Company’s strategy, the Company continues to shift and change the composition of its assets in order to improve the mix of the loan portfolio and to reduce credit risk.

The Company’s total loan portfolio increased $105.4 million or 7.8% to $1,452.8 million at September 30, 2003 from $1,347.4 million at December 31, 2002. The primary changes related to increases in real estate loans offset by a decrease in the commercial and industrial loan portfolio. Real estate loans increased by $210.3 million since December 31, 2002 to $687.6 million at September 30, 2003. The most significant growth has been in residential mortgage loans with an increase of $182.7 million, which represents 86.9% of the year-to-date growth in overall real estate loans.

Throughout 2003, the Company has continued to actively pursue opportunities to be a leader of the residential mortgage business in its primary markets. For the third quarter of 2003, residential mortgage loan originations increased to $122.7 million with year-to-date originations of $305.0 million in 2003, as compared to $102.8 million in the entire first nine months of 2002. Demand continued to be high for residential mortgage loans due to a historically low interest rate environment. In response, the Company actively marketed a fixed-rate, bi-weekly mortgage loan product, which contributed significantly to the increased origination volume. For the first nine months of 2003, bi-weekly mortgage loan originations were $208.4 million or 68.3% of the aggregate originations for the same period. Also, 83.1% of all bi-weekly originations were 10- and 15-year loans, therefore, the residential loan portfolio increased in categories with substantially shorter durations. The bi-weekly mortgage loan products promoted by the Company also require payment by automatic debit to a checking account with the Company. Such deposit account relationships have contributed directly to the Company’s growth in checking accounts, discussed later, since they tend to retain higher than average deposit balances. In 2003, the Company also continued to sell most residential real estate loans originated with extended maturities of 20 years or longer in order to maintain flexibility within the real estate portfolio. Sales of residential real estate loans amounted to $34.0 million for the nine months of 2003 compared to $23.8 million for the comparative period in 2002.

The commercial real estate loan portfolio increased 18.8% to $174.6 million at September 30, 2003 compared to $147.0 million at December 31, 2002. Growth in the commercial real estate portfolio continues as a strategic initiative for the Company despite some hindrance by overall slow economic growth of moderate-sized commercial organizations within our principal market areas. As a result, recent growth of this portfolio generally has been from projects within geographic regions of New York outside our primary market area, yet familiar to our loan officers. Commercial real estate loan originations were $35.9 million for the first nine months of 2003 compared to $6.2 million for the comparative period in 2002.

During the first nine months of 2003, the commercial and industrial (“C&I”) loan portfolio had a net decrease of $101.2 million to $391.0 million at September 30, 2003 from $492.2 million at December 31, 2002. Approximately $14.7 million of this reduction relates to loan charge-offs (see “Asset Quality”), with the remainder of the reduction in commercial loans primarily attributed to principal reductions and loan pay-offs. During the nine-month period ended September 30, 2003, the Company originated $34.9 million of commercial loans compared to $72.4 million for the same period in 2002. Also, see “Recent Developments”.

Item 2 – continued

Consumer loans decreased to $374.2 million at September 30, 2003 from $378.0 million at December 31, 2002. An important component of a balanced loan mix, consumer loans help us meet the credit needs of our customers, and the short term nature of these loans shortens the duration of the entire loan portfolio. The decrease in consumer loans was consistent with the comparative decline in overall consumer loan originations, which were $133.2 million and $137.7 million for the nine months of 2003 and 2002, respectively. The most significant declines in year-to-date consumer loan originations have been in new and used auto originations. New auto loans continued to lag due to heavy competition in the new car market from auto manufacturers’ incentives provided to market their products. During 2003, the Company has emphasized growth in certain used car loans financed for customers with higher than average FICO scores. In addition, equity lines of credit have increased $4.1 million for the nine months ended September 30, 2003 to reduce impact of the decline in overall consumer originations. Equity line of credit originations increased to 14.8% of all 2003 consumer originations and tend to have longer repayment terms than the remainder of this portfolio.

The Company’s investment portfolio activity continues to follow the overall objective to meet the liquidity demands associated with fluctuations in loan demand, as well as fulfilling the regulatory and operational liquidity demands of day-to-day business activities. Despite the continued rapid amortization and calls of securities related to the low interest rate environment, the Company maintained investment securities at $639.6 million at September 30, 2003 compared to $613.9 million at December 31, 2002. Mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), represented approximately 65% of the aggregate portfolio at December 31, 2002 and 61% at September 30, 2003. Other securities consist of United States Treasury securities, United States Government agency securities, as well as obligations of state and local governments and corporate debt and equity securities. Continued high levels of prepayments on mortgage-backed securities impacted the current year-to-date yield of the investment portfolio; however, they provide sufficient liquidity to fund the increased levels of real estate loans previously described.

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

Other real estate owned and repossessed assets decreased to $1.7 million at September 30, 2003 compared to $3.1 million at December 31, 2002. Other real estate owned, as a component of such total, included $1.3 million at September 30, 2003 compared to $1.4 million at December 31, 2002. Activity for the period included the transfer of approximately $1.5 million in loans, principally commercial, offset by sales and recoveries of $1.7 million for the period. Repossessed assets declined to $0.4 million at September 30, 2003 compared to $1.6 million at December 31, 2002. The entire decrease in repossessed assets was primarily attributed to the disposition of the collateral repossessed on one commercial account.

Other assets decreased to $34.7 million at September 30, 2003 from $36.3 million at December 31, 2002. The most significant factor accounting for the decrease in other assets is the receipt of $5.4 million of refundable federal income taxes. Prepaid expenses, including pension costs and taxes, increased $3.8 million during the period.

Total deposits increased to $1,484.3 million at September 30, 2003 compared to $1,442.8 million at December 31, 2002. Core deposits are generally considered deposit accounts other than time deposits. As discussed earlier, the successful bi-weekly residential mortgage loan program requires automatic debits to a checking account with the Company. The growth of approximately $10.4 million in such core deposit areas as personal checking accounts and savings deposits is primarily attributed to this program. Money market deposits increased by $59.6 million during the nine months year to date, primarily related to the $65.7 million increase in municipal accounts, which tend to be cyclical consistent with the related government activities. Time deposits decreased $14.3 million at September 30, 2003 compared to December 31, 2002. Retail time deposits, principally maturities of six months to less than two years, declined $29.3 million. Municipal time deposits provided a partial offset with an increase of $9.2 million for the same period.

Item 2 – continued

The following table shows the detail composition at both dates:

	September 30, 2003		December 31, 2002
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Savings deposit accounts	$179,272	12.08%	$175,637	12.17%
Money market deposit accounts	398,785	26.87%	339,191	23.51%
Time deposit accounts	627,303	42.26%	641,635	44.47%
NOW accounts	120,968	8.15%	131,535	9.12%
Non-interest-bearing demand accounts	157,926	10.64%	154,758	10.73%

Total deposits	$1,484,254	100.00%	$1,442,756	100.00%

The Company’s borrowings increased to $479.9 million at September 30, 2003 from $378.1 million at December 31, 2002. The primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances which accounted for $425.8 million and $335.9 million of aggregate borrowings at September 30, 2003 and December 31, 2002, respectively. New FHLB advances for 2003 have a weighted average term of 1.77 years at September 30, 2003. The comparative weighted average term for all FHLB advances outstanding at September 30, 2003 was 3.27 years. Other borrowings at September 30, 2003 were primarily comprised of $27.4 million of securities sold under agreements to repurchase and use of $25.5 million of a FHLB line of credit. These borrowings, along with deposits, are used to fund the Company’s lending and investment activities.

Total shareholders’ equity decreased by $5.0 million in the first nine months of 2003 primarily due to treasury stock purchases of 316,108 shares for $7.0 million. The treasury stock purchases were part of a stock repurchase program authorized by the Company’s Board of Directors in October 2002, which expired in March 2003. Shares were repurchased during the period in open market and unsolicited, negotiated transactions that were subject to availability and prices which were acceptable to the Company. Currently, no additional stock repurchase program has been authorized. Other decreases are attributed to cash dividends paid of $6.9 million and $4.1 million of other comprehensive losses. These decreases were partially offset by net income for the period of $12.1 million and $868,000 from the proceeds of the exercise of stock options, including related tax benefits.

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

Total non-performing assets were $32.4 million or 1.49% of total assets at September 30, 2003, compared to $53.7 million or 2.64% of total assets at December 31, 2002 and $57.2 million or 2.77% of total assets at September 30, 2002. Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed in a non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to retail loans, the Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery.

Item 2 – continued

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue and other real estate owned (“ORE”) and repossessed assets held by the Company at the dates indicated:

(Dollars in Thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Non-accrual loans:
Commercial loans	$27,570	$30,267	$30,078	$34,614	$40,447
Residential real estate loans	680	743	787	616	755
Commercial real estate loans	67	674	821	2,647	4,080
Consumer loans	237	271	198	288	365
Troubled debt restructured loans	2,005	6,379	12,143	12,172	6,219

Total non-accrual loans	30,559	38,334	44,027	50,337	51,866
Accruing loans with principal or interest payments 90 days or more overdue	141	111	190	278	357

Total non-performing loans	30,700	38,445	44,217	50,615	52,223
Other real estate owned and repossessed assets	1,696	2,601	3,668	3,109	4,980

Total non-performing assets	$32,396	$41,046	$47,885	$53,724	$57,203

Total non-performing loans to total loans	2.11%	2.70%	3.16%	3.76%	3.98%

Total non-performing assets to total assets	1.49%	1.90%	2.33%	2.64%	2.77%

In addition to the non-accruing troubled debt restructured loans shown in the above schedule, the Company also had accruing loans classified as troubled debt restructured loans totaling $8.4 million, $8.1 million, $3.6 million, $13.8 million, and $5.1 million at September 30, June 30, and March 31, 2003, as well as December 31, and September 30, 2002, respectively. The Company does not consider these loans to be non-performing.

Commercial loans that are in non-accrual status and have not been restructured in a troubled debt restructuring totaled $27.6 million at September 30, 2003 and consisted of 113 loans ranging in size from $1,000 to $3.0 million. Non-accrual commercial loans that have not been restructured in a troubled debt restructuring at December 31, 2002 totaled $34.6 million and consisted of 111 individual loans ranging in size from less than $1,000 to $3.6 million. All non-performing loans have been internally risk-rated as an integral part of the Company’s risk management and asset quality assessment. Charge-offs of commercial loans, excluding troubled debt restructured loans, amounted to $12.4 million during the nine months ended September 30, 2003 and reduced non-performing loans. In addition, pay-downs or pay-offs of non-accrual commercial loans totaled $13.2 million during the nine months ended September 30, 2003. New loans of approximately $18.6 million were added to non-accrual to bring the total of commercial and industrial loans in non-accruing status to $27.6 million at September 30, 2003. The three largest relationships entering non-accrual during the quarter totaled $4.4 million, with the largest single relationship totaling $3.0 million. Also, see “Recent Developments”.

At September 30, 2003, non-performing commercial real estate loans included a single loan of $67,000. At December 31, 2002, non-performing commercial real estate loans were $2.6 million that consisted primarily of loans from one customer relationship of $1.2 million with no other loans in excess of $495,000. During the first nine months of 2003, $1.0 million of non-performing commercial real estate loans were sold with a small gain recognized.

Restructured loans that are also in the non-accrual status (primarily commercial-related loans) at September 30, 2003 were $2.0 million and consisted of 5 individual loans ranging in size from $92,000 to $1.2 million. At December 31, 2002, restructured loans, which also were in the non-accrual status, totaled $12.2 million and consisted of 14 individual loans ranging in size from $15,000 to $3.7 million.

Item 2 – continued

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due under the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all loans that have become collateral dependent are measured for impairment based on the fair value of the collateral. At September 30, 2003, loans considered to be impaired in accordance with SFAS No. 114 totaled $38.0 million, of which $2.8 million related to loans with no allocated allowance because the loans have been partially written down through charge-offs and the related collateral coverage is considered sufficient. The $35.2 million remainder related to loans with a corresponding allocated impairment allowance of $13.9 million. At December 31, 2002, the Company’s recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $63.2 million with an allocated impairment allowance aggregating $15.2 million.

The allowance for loan losses represents the amount established for probable loan losses in the Company’s loan portfolio as estimated by management. Specific reserves are determined through review of impaired loans, non-performing loans and certain performing loans designated as problems. General reserves are determined through regular disciplined analysis of the portfolio. The risk profile and experience of the existing portfolio, along with growth, concentration and management resources are also considered. The allowance for loan losses reflects management’s best estimate of probable loan losses.

The allowance for loan losses was $61.4 million or 4.23% of total loans outstanding at September 30, 2003 providing coverage for non-performing loans of 199.94% compared to $63.3 million or 4.69% of total loans at December 31, 2002 with coverage of 124.96%. At September 30, 2002, the coverage of non-performing loans was 114.42%, based on the allowance for loan losses of $59.8 million or 4.55% of total loans outstanding. The improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

Performing loans past due 30-89 days decreased to $3.4 million at September 30, 2003 from $4.8 million at June 30, 2003 and $8.1 million at September 30, 2002. As previously noted, the Company continues to focus on establishing consistent and more conservative underwriting standards, as well as identifying and managing non-performing assets. The Company has defined potential problem loans to include all accruing loans classified as substandard. By identifying these loans under the Company’s current rating system, management is focused on addressing problems associated with loans before they become non-performing. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Performing substandard loans were $81.7 million ($8.4 million of which were accruing troubled debt restructured loans) at September 30, 2003, compared to $82.0 million ($8.1 million of which were accruing troubled debt restructured loans) at June 30, 2003 and $78.8 million ($5.1 million of which were accruing troubled debt restructured loans) at September 30, 2002. Potential problem loans at September 30, 2003 primarily consisted of commercial and industrial loans.

The quarterly provision for loan losses was $2.9 million in the third quarter of 2003, compared to $3.0 million for the second quarter of 2003 and a $4.5 million provision in the third quarter of 2002. The lower provision for loan losses in the third quarter of 2003 as compared to recent quarters was primarily due to a reduction in non-performing loans and the continuation of the Company’s strategy to reduce overall credit risk by changing the mix of the loan portfolio with greater emphasis on lower credit risk residential real estate loan products and a reduction in commercial and industrial loans which have greater credit risk. Net charge-offs were $4.1 million, $6.3 million and $1.7 million for the third quarter of 2003, the second quarter of 2003 and the third quarter of 2002, respectively. Net charge-offs in the third quarter of 2003 exceeded the provision for loan losses for the same period. An increase in the provision to the level of net charge-offs was not considered necessary as the related loan accounts previously had been adequately reserved. Management expects that prospectively, the provision for loan losses may continue to be less than net loan charge-offs due to a sufficient level of specific reserves. The lower provision in the third quarter of 2003 as compared to the third quarter of 2002 was due primarily to lower levels of non-performing loans and the changing mix of the loan portfolio, as noted above.

Item 2 – continued

Commercial loan charge-offs increased to $7.1 million in the third quarter of 2003 from $6.5 million in the second quarter of 2003 and $2.3 million in the third quarter of 2002. While commercial loan charge-offs were significantly down in the first and second quarters of 2003 compared to the first and second quarters of 2002, management expects that net charge-offs in the next few quarters could continue to be higher than net charge-offs in the first and second quarters of 2003 considering the continued level of non-performing loans. Management continually reviews the adequacy of the allowance for loan losses. At September 30, 2003, the allowance was considered adequate by management.

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated:

	Quarters Ended
(Dollars in Thousands)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Average total loans outstanding	$1,425,579	$1,399,913	$1,363,637	$1,331,955	$1,307,398
Allowance at beginning of period	$62,607	$65,944	$63,250	$59,754	$56,988
Charge-offs:
Commercial loans	7,065	6,490	1,102	7,271	2,285
Consumer loans	987	990	977	967	1,359
Residential real estate loans	25	12	30	17	16
Commercial real estate loans	496	82	208	—	—

Total loans charged-off	8,573	7,574	2,317	8,255	3,660
Recoveries	4,468	1,257	1,043	2,001	1,926

Net charge-offs	4,105	6,317	1,274	6,254	1,734

Provision for loan losses	2,880	2,980	3,968	9,750	4,500

Allowance at end of period	$61,382	$62,607	$65,944	$63,250	$59,754

Ratio of net charge-offs to:
Average total loans outstanding (annualized)	1.15%	1.80%	0.37%	1.88%	0.53%
Ratio of allowance to:
Non-performing loans	199.94%	162.85%	149.14%	124.96%	114.42%
Period-end loans outstanding	4.23%	4.40%	4.72%	4.69%	4.55%

Other real estate owned (“ORE”) and repossessed assets include property acquired by foreclosure, by deed in lieu of foreclosure or by repossession. At September 30, 2003, total ORE and repossessed assets totaled $1.7 million compared to $3.1 million at December 31, 2002. Activity in ORE for the nine-month period includes the transfer of approximately $1.5 million in loans, principally commercial, offset by sales and recoveries of $1.7 million for the period. Repossessed assets totaled $352,000 at September 30, 2003 and $1.6 million at December 31, 2002. The decrease in repossessed assets is primarily attributed to the collections and sale proceeds attributed to one commercial repossession account. Consumer loan repossessions include vehicles and mobile home units that represented 100.0% and 23.9% of the respective balances at September 30, 2003 and December 31, 2002.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

For the three months ended September 30, 2003, the Company reported net income of $4.2 million compared to $3.9 million for the three months ended September 30, 2002. Basic and diluted earnings per share were $0.46 and $0.45, respectively, for the three months ended September 30, 2003, compared to basic and diluted earnings per share of

Item 2 – continued

$0.41 for the three months ended September 30, 2002. For 2003, the comparative earnings per share is impacted by a decrease in the weighted average shares attributed to stock repurchase programs throughout 2002 that were extended until March 2003.

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

	Three Months Ended September 30,
	2003				2002
(Dollars in Thousands)	Average Balance		Interest	Yield/ Rate	Average Balance		Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$416,068		$6,390	6.14%	$586,083		$9,708	6.63%
Consumer loans:
Personal-direct	71,182		1,199	6.74	60,275		1,272	8.44
Personal-indirect	259,021		4,186	6.46	256,506		4,941	7.71
Other (1)	43,712		502	4.59	38,368		537	5.60

Total consumer loans	373,915		5,887	6.30	355,149		6,750	7.60

Real estate loans:
Residential-fixed	413,552		5,742	5.55	180,519		3,128	6.93
Commercial-fixed	38,282		653	6.82	15,218		327	8.60
Residential-adjustable	60,493		782	5.17	71,411		1,121	6.28
Commercial-adjustable	125,982		2,254	7.16	100,111		1,939	7.75

Total real estate loans	638,309		9,431	5.91	367,259		6,515	7.10

Investment securities (2)	654,057		6,269	3.83	661,306		8,477	5.13
Loans held for sale	12,140		175	5.77	1,031		19	7.37
Federal funds sold	196		1	2.04	9,331		42	1.80

Total interest-earning assets	2,094,685		$28,153	5.38%	1,980,159		$31,511	6.37%

Allowance for loan losses	(63,551)				(58,395)
Non-interest-earning assets	117,109				114,974

Total assets	$2,148,243				$2,036,738

Interest-bearing liabilities:
Deposits:
Savings	$186,909		$306	0.65%	$182,111		$668	1.47%
Money market	394,753		1,177	1.19	371,227		1,439	1.55
Time deposits	608,143		4,368	2.87	673,716		6,422	3.81
NOW	122,883		51	0.17	120,505		146	0.48

Total deposits	1,312,688		5,902	1.80	1,347,559		8,675	2.58
Borrowings	472,414		3,893	3.30	330,620		3,261	3.95
Trust preferred securities	47,283		748	6.33	39,000		743	7.62

Total interest-bearing liabilities	1,832,385		$10,543	2.30%	1,717,179		$12,679	2.95%

Non-interest-bearing liabilities	17,217				15,266
Non-interest-bearing demand accounts	155,965				154,778
Shareholders’ equity	142,676				149,515

Total liabilities and shareholders’ equity	$2,148,243				$2,036,738

Net interest income			$17,610				$18,832

Net earning assets	$262,300				$262,980

Ratio of interest-earnings assets to interest-bearing liabilities	1.14	X			1.15	X

Net interest rate spread				3.08%				3.42%

Net interest rate margin				3.36%				3.80%

(1)	Other loans include passbook, overdraft, checkcard reserve and student loans.

(2)	At amortized cost and include securities available for sale, securities held to maturity (2002 only) and Federal Home Loan Bank of New York stock.

Item 2 – continued

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2003 Compared to 2002 Increase (Decrease)
(Dollars in Thousands)	Volume	Rate	Net
Interest income on interest-earning assets:
Commercial loans	$(2,654)	$(664)	$(3,318)
Consumer loans	342	(1,205)	(863)
Real estate loans	4,153	(1,237)	2,916
Investment securities	(92)	(2,116)	(2,208)
Loans held for sale	161	(5)	156
Federal funds sold	(46)	5	(41)

Total	$1,864	$(5,222)	$(3,358)

Interest expense on interest-bearing liabilities:
Deposits:
Savings	$18	$(380)	$(362)
Money market	86	(348)	(262)
Time deposits	(581)	(1,473)	(2,054)
NOW	3	(98)	(95)

Total	(474)	(2,299)	(2,773)

Borrowings	1,232	(600)	632
Trust preferred securities	143	(138)	5

Total	901	(3,037)	(2,136)

Net interest income	$963	$(2,185)	$(1,222)

Interest Income

The Company’s interest income on interest-earning assets decreased to $28.2 million for the quarter ended September 30, 2003 from $31.5 million for the same period in 2002. Quarterly interest income decreased primarily as the result of the decline in the average yield on interest-earning assets to 5.38% from 6.37% for the quarters ended September 30, 2003 and 2002, respectively. In the current quarter, the impact of declining yields was only partially offset by an overall increase in the average balance of interest-earning assets. The substantial increase in real estate loans reflects the continuing refinancing boom associated with the current low rate environment, as well as the Company’s overall strategy to reduce credit risk. The continued decrease in the Company’s commercial loan portfolio provides lower credit risk consistent with the Company’s current strategy.

General interest rates continued at low levels throughout the third quarter of 2003 producing overall lower yields for all elements of the Company’s earning assets. The Company has not been able to reduce liability rates enough to avoid the continuing squeeze on interest rate margins. However, the Company is committed to its strategy of improving credit quality and reducing overall credit risk which contributes directly to declining yields. Aggregate average asset balances for the three-month period ended September 30, 2003 increased compared to the same period in 2002, with the most dramatic increase in real estate loans. Consistent with the overall corporate strategy, the commercial loan portfolio declined substantially as reflected by the decrease in the average balance of C&I loans to $416.1 million for the third quarter of 2003 from $586.1 million from the third quarter of 2002. In addition, the average yield on commercial loans decreased to 6.14% for the third quarter of 2003 from 6.63% for the third quarter of 2002.

        Consistent with both previous quarters of 2003, the Company’s most significant shift in the mix of its overall loan portfolio was in the real estate loan category. The average balance of the overall real estate loan portfolio increased to $638.3 million for the third quarter of 2003, up $271.1 million from the same quarter in 2002. The increase in average balance, or volume for the comparative quarters was the most significant element in the Company’s efforts to respond to the general declining rate environment, and more than offset the decrease in the average yield of real estate loans to 5.91% from 7.10% for the comparable quarter in 2002. Interest income from real estate loans increased $2.9 million to $9.4 million for the third quarter compared to the same period last year. The most significant increase in the real estate loan portfolio is associated with the fixed-rate residential loans. The average balance of fixed-rate residential loans

Item 2 – continued

increased $233.0 million or 129.1% to $413.6 million from the same period in the previous year. As a result, interest income for fixed-rate residential products increased $2.6 million despite a decrease in yield to 5.55% from 6.93% for the comparative period. The Company’s bi-weekly products continue to be well received within its primary markets where customers representing more than 68% of current originations select these products, and reflect positively on Company efforts to meet the demands of a broad-based refinancing market. Such bi-weekly mortgage products have been particularly attractive in the 10- and 15-year maturity categories. The Company originates residential mortgage loans, principally with fixed rates, and currently retains all current production of the bi-weekly residential mortgages with maturities of 20 years or less.

Interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in interest rates for the quarter ended September 30, 2003 when compared to the same period in 2002. Despite the high competition for consumer loans throughout 2002 and the first nine months of 2003, the Company has been able to increase the average balances for overall consumer loan products by $18.8 million to $373.9 million for the quarter ended September 30, 2003 from $355.1 million for the quarter ended September 30, 2002. Originations of all consumer loans were $133.2 million for the first nine months of 2003 compared to $137.7 million for the same period in 2002. However, overall consumer loan originations slowed during the third quarter with originations of $47.9 million versus $65.0 million for the comparative quarters of 2003 and 2002, respectively. The primary decline has been within the indirect auto loan market with originations of $29.1 million in 2003 compared to $44.6 million in 2002. Such decline follows the regional slowdown in overall auto sales with the most significant decline of $8.7 million in new auto loans. Though indirect used auto loans declined, such loans continue to represent more than 40% of all consumer loan originations in both periods. In addition, the Company emphasized growth in such loans for customers with higher than average FICO scores. The average yield on all consumer loans decreased to 6.30% in comparison to 7.60% for the same quarter in 2002.

During the quarter, investment securities, principally mortgage-backed securities, continued to provide flexibility for the Company to redistribute its liquidity in anticipation of the prepayment of higher yielding securities. However, the average balance of investment securities decreased to $654.1 million for the third quarter of 2003 from $661.3 million for the third quarter of 2002, due to rapid principal amortization and calls of securities with higher yields. High prepayments of mortgage-backed securities continued as well as cashflows of about $110 million from principal reductions. During the last six months of 2003, nearly half of the securities portfolio had to be replaced, generally at lower rates, due to paydowns and sales. The yield on investment securities decreased to 3.83% from 5.13% for the quarters ended September 30, 2003 and 2002, respectively. As a result, interest income on these securities decreased by $2.2 million to $6.3 million for the quarter ended September 30, 2003. Due to prepayments, the relative yields were more heavily influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities. Consistent with the mortgage refinancing trends, prepayments of mortgage-backed securities have increased based on the low rate environment, which also results in an acceleration of any related premium amortization and a decrease in overall yields. The yields on securities in the third quarter of 2003 were also impacted by the absence of income on FHLB stock due to the suspension of the quarterly dividend by the FHLB of New York. Based on the level of FHLB stock income recognized in the second quarter of 2003, the impact on yield for investment securities was a decline of almost 16 basis points in the third quarter. Future earnings will be negatively impacted to the extent the FHLB of New York continues the dividend suspension or reduces the dividend from the rate previously paid.

Interest income on loans held for sale increased to $175,000 from $19,000 for the comparative quarters principally due to the increased volume of longer-term mortgage loans available for sale as discussed previously. Such strategy is intended to meet customer demands within our primary market area without restricting investment alternatives. Interest income from federal funds sold declined primarily due to the $9.1 million decline in the average balance from $9.3 million in the third quarter of 2002.

Interest Expense

Total interest expense decreased by $2.1 million to $10.5 million for the quarter ended September 30, 2003 compared to the same period in 2002. The average balance of all interest-bearing liabilities increased to $1,832.4 million for the quarter ended September 30, 2003 from $1,717.2 million for the same quarter in 2002. During the respective periods, the average rate paid on all interest-bearing liabilities decreased to 2.30% from 2.95%.

The average balance of deposits decreased to $1,312.7 million for the three months ended September 30, 2003 from $1,347.6 million during the same period in 2002. A significant factor in the decrease of deposits relates to the December 2002 sale of two Elmira, New York area branches with $44.2 million of total deposits at the sale date.

Item 2 – continued

Consistent with the related interest rate trends for such accounts, time deposits continued to decline as reflected by a net decrease in average balances to $608.1 million for 2003 from $673.7 million for the comparative quarter ended September 30, 2002. The related interest expense decreased by $2.1 million or 32.0% to $4.4 million in 2003. Time deposits, by their nature, are longer term and generally have comparatively higher rates than other deposit types. Shifts to or increases in lower interest core deposits provide improvement to the Company’s interest margin. Money market accounts, which are tied to short-term money-market indices, increased in average balance to $394.8 million from $371.2 million for the comparative quarters, while the related interest expense declined 18.2% to $1.2 million. Increases of $7.2 million in the average balances of NOW accounts and savings accounts reflected the benefits described earlier, of such accounts established in connection with bi-weekly mortgage originations. Since deposit customers usually tend to reduce time deposit balances as interest rates decline, the continued lower interest rate environment may result in lower balances as time deposits mature and are repriced. The future benefit related to the repricing will not be as significant due to the lower volume of such deposits, and the fact that rates may not be able to be reduced much further from current levels.

Borrowed funds are used to supplement retail and commercial deposits as needed to fund asset growth, lengthen liabilities and lower the cost of funds, when possible. Though the cost of such funds can approximate the costs of wholesale deposits, there is less volatility in comparison and such funds facilitate planning for liquidity needs. The average balance of borrowings increased to $472.4 million for the quarter ended September 30, 2003 compared to $330.6 million for the same quarter in 2002. The cost of the increased average balances was partially offset by the decrease in the rate paid on borrowings to 3.30% from 3.95% during the respective quarters. Interest expense associated with trust preferred securities increased for the comparative quarter primarily due to the increased amounts outstanding associated with new issues for Trust II and Trust III in 2002.

Net Interest Income

Net interest income decreased to $17.6 million from $18.8 million for the three months ended September 30, 2003 and 2002, respectively. Such decline is consistent with the steady overall decline in general interest rates discussed above, as well as the Company’s current strategy to shift the overall mix of the loan portfolio to lower yielding but higher quality or lower risk loans. For the near term, continued pressure on net interest income is expected as the ability to reduce core funding costs becomes more difficult and earning assets continue to reprice downward.

The Company’s net interest margin decreased 44 basis points to 3.36% for the third quarter of 2003 compared to the margin of 3.80% for the third quarter of 2002. For the respective quarters, the decline reflects the inability to lower the cost of funds as rapidly as asset yields declined.

Provision for Loan Losses

The third quarter 2003 provision for loan losses was $2.9 million compared to $3.0 million for the second quarter of 2003 and $4.5 million for the third quarter of 2002. The provision for loan losses in the third quarter of 2003 as compared to the prior quarters of 2003 reflects a reduction in non-performing loans and the continuation of the Company’s strategy to reduce overall credit risk by changing the mix of the loan portfolio with greater emphasis on lower credit risk residential real estate products and a reduction in commercial and industrial loans which have greater credit risk. Net charge-offs for the quarter were $4.1 million compared to $6.3 million for the second quarter of 2003 and $1.7 million for the third quarter of 2002. Net charge-offs in the third quarter of 2003 exceeded the provision for loan losses for the same period by $1.2 million. An increase in the provision to the level of net charge-offs was not considered necessary as the related loan accounts previously had been adequately reserved. Management expects the provision for loan losses may continue to be less than net loan charge-offs due to a sufficient level of specific reserves. Loans charged-off can fluctuate from quarter to quarter and the current level of charge-offs should not be considered an indicator of future levels. Based on the general economic uncertainty within the Company’s primary market area and the problematic loans that remain in its portfolio, the provision for loan losses in upcoming quarters may increase rather than decline further. The allowance for loan losses decreased to $61.4 million as of September 30, 2003 compared to $62.6 million as of June 30, 2003, yet increased from $59.8 million at September 30, 2002. See “Asset Quality” section also.

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

Item 2 – continued

The Company had performing loans 30-89 days past due at September 30, 2003 totaling $3.4 million or 0.23% of total gross loans outstanding. Comparative amounts were $4.8 million or 0.34% of total gross loans outstanding at June 30, 2003, and $8.1 million or 0.62% of total gross loans outstanding at September 30, 2002.

For third quarter 2003, gross loan charge-offs were $8.6 million compared to second quarter 2003 gross loan charge-offs of $7.6 million and $3.7 million for the third quarter 2002. Recoveries were $4.5 million for the third quarter 2003, compared to $1.3 million in the second quarter 2003 and $1.9 million in the third quarter 2002. Third quarter 2003 recoveries include over $3 million from one borrower. The coverage ratio of the allowance for loan losses to non-performing loans was 199.94% at September 30, 2003, compared to 162.85% at June 30, 2003 and 114.42% at September 30, 2002. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system. The allowance for loan losses and net charge-offs were shown earlier in this report in a table that summarizes activity in allowance for loan losses. The allowance for loan losses at September 30, 2003 reflects management’s best estimate of probable loan losses.

Non-interest Income

Non-interest income increased to $3.6 million for the quarter ended September 30, 2003 compared to $3.1 million for the quarter ended September 30, 2002. Bank owned life insurance, acquired in December 2002, provided $255,000 of income with no comparable source in 2002. Net gains on the sale of the securities was $391,000 in the third quarter of 2003 reflecting an increase from $95,000 for the comparable period of 2002.

Operating Expense

Operating expense increased to $12.0 million for the quarter ended September 30, 2003 compared to $11.2 million for the quarter ended September 30, 2002. For the respective quarters, the most significant change relates to salaries, pensions and other employee benefits. Benefit costs, principally in pension costs and health insurance, represent $277,000 of the increase in personnel-related costs. Comparative pension expenses were $376,000 in 2003 and $146,000 in 2002. Pension expense increased in 2003 based on actuarial estimates of the net periodic pension costs necessary to amortize unrecognized investment losses, as well as lower discount rates and lower assumed rates of return on plan assets. The current trend for increased health insurance and pension costs is expected to continue for the remainder of 2003.

Salaries and benefits associated with the Company’s new item processing center, opened in Syracuse in May 2003, represent $85,000 of the quarter to quarter increase in this category. Total operating expenses related to the new item processing center were $479,000 for the third quarter of 2003.

For the comparative third quarters of 2003 and 2002, services expenses increased $145,000. Operating expenses associated with other real estate owned and repossessed assets increased to $128,000 from $33,000 and were associated with levels of commercial repossessions during the respective quarters.

The efficiency ratio for a bank is the ratio of total operating expenses to the aggregate total of net interest income plus total non-interest income. The Company’s efficiency ratio for the third quarter of 2003 was 56.69%, compared to 51.07% for the three months ended September 30, 2002. The increase in the efficiency ratio was due to both the increases in costs as detailed above and the decrease in net interest income.

Income Tax Expense (Benefit)

The provision for income taxes for the third quarter 2003 was $2.1 million with an effective rate of 32.7%. For the comparable period in 2002, an income tax expense of $2.3 million was recorded for an effective rate of 37.1%. The levels of income tax expense generally fluctuate with the respective levels of income before taxes, as well as the ratio of tax-exempt income to income before taxes. For 2003, the Company’s effective tax rate reflects the impact of non-taxable bank owned life insurance and the benefits of certain state tax incentive credits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

For the nine months ended September 30, 2003, the Company recorded net income of $12.1 million or $1.29 per diluted share, compared to the net loss of $2.2 million or $0.23 per diluted share for the nine-month period ended

Item 2 – continued

September 30, 2002. For 2003, the comparative earnings per share is impacted by a decrease in the weighted average shares attributed to stock repurchase programs throughout 2002 that were extended until March 2003. The most significant individual factor impacting the comparative nine-month results was the provision for loan losses.

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

	Nine Months Ended September 30,
	2003				2002
(Dollars in Thousands)	Average Balance		Interest	Yield/ Rate	Average Balance		Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$447,050		$21,003	6.26%	$648,919		$32,067	6.59%
Consumer loans:
Personal-direct	68,621		3,590	6.98	60,607		3,918	8.62
Personal-indirect	260,874		13,257	6.78	256,533		15,764	8.19
Other (1)	43,284		1,525	4.70	40,978		2,019	6.57

Total consumer loans	372,779		18,372	6.57	358,118		21,701	8.08

Real estate loans:
Residential-fixed	356,785		15,406	5.76	169,201		8,861	6.98
Commercial-fixed	38,521		1,989	6.88	16,102		1,000	8.28
Residential-adjustable	64,076		2,491	5.18	71,544		3,518	6.56
Commercial-adjustable	119,707		6,488	7.23	106,410		6,480	8.12

Total real estate loans	579,089		26,374	6.07	363,257		19,859	7.29

Investment securities (2)	617,765		20,377	4.40	596,240		24,293	5.43
Loans held for sale	7,329		320	5.82	3,911		199	6.78
Federal funds sold	7,734		72	1.24	21,412		284	1.77

Total interest-earning assets	2,031,746		$86,518	5.68%	1,991,857		$98,403	6.59%

Allowance for loan losses	(64,394)				(57,112)
Non-interest-earning assets	125,340				107,963

Total assets	$2,092,692				$2,042,708

Interest-bearing liabilities:
Deposits:
Savings	$182,644		$1,135	0.83%	$176,071		$1,978	1.50%
Money market	374,269		3,535	1.26	377,442		4,501	1.59
Time deposits	626,462		14,337	3.05	685,557		20,721	4.03
NOW	123,135		208	0.23	121,901		628	0.69

Total deposits	1,306,510		19,215	1.96	1,360,971		27,828	2.73
Borrowings	428,566		11,028	3.43	325,711		9,532	3.90
Trust preferred securities	47,758		2,297	6.41	35,733		2,080	7.76

Total interest-bearing liabilities	1,782,834		$32,540	2.43%	1,722,415		$39,440	3.05%

Non-interest-bearing liabilities	16,981				16,321
Non-interest-bearing demand accounts	147,831				148,331
Shareholders’ equity	145,046				155,641

Total liabilities and shareholders’ equity	$2,092,692				$2,042,708

Net interest income			$53,978				$58,963

Net earning assets	$248,912				$269,442

Ratio of interest-earning assets to interest-bearing liabilities	1.14	X			1.16	X

Net interest rate spread				3.25%				3.54%

Net interest rate margin				3.54%				3.95%

(1)	Other loans include passbook, overdraft, credit cards (portfolio sold in the first quarter of 2002), checkcard reserve and student loans.

(2)	At amortized cost and include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock.

Item 2 – continued

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Nine Months Ended September 30, 2003 Compared to 2002 Increase (Decrease)
(Dollars in Thousands)	Volume	Rate	Net
Interest income on interest-earning assets:
Commercial loans	$(9,551)	$(1,513)	$(11,064)
Consumer loans	858	(4,187)	(3,329)
Real estate loans	10,262	(3,747)	6,515
Investment securities	850	(4,766)	(3,916)
Loans held for sale	152	(31)	121
Federal funds sold	(144)	(68)	(212)

Total	$2,427	$(14,312)	$(11,885)

Interest expense on interest-bearing liabilities:
Deposits:
Savings	$105	$(948)	$(843)
Money market	(74)	(892)	(966)
Time deposits	(1,820)	(4,564)	(6,384)
NOW	3	(423)	(420)

Total	(1,786)	(6,827)	(8,613)

Borrowings	2,822	(1,326)	1,496
Trust preferred securities	719	(502)	217

Total	1,755	(8,655)	(6,900)

Net interest income	$672	$(5,657)	$(4,985)

Interest Income

The Company’s interest income on interest-earning assets decreased to $86.5 million for the nine months ended September 30, 2003 from $98.4 million for the same period in 2002. Year-to-date interest income decreased primarily due to the decline in the average yield on interest-earning assets to 5.68% from 6.59% for the nine months ended September 30, 2003 and 2002, respectively. The average balance of total interest-earning assets has increased by $39.9 million or 2.0%, due to the changes in asset mix discussed below. The substantial increase in real estate loans reflects the continuing refinancing trend that started in the fourth quarter of 2002 associated with the current low rate environment, as well as the Company’s overall strategy to increase real estate loans to reduce credit risk. The decrease in the Company’s commercial loan portfolio is consistent with the Company’s current long-term strategy to reduce credit risk and to improve credit quality.

General interest rates throughout the nine months of 2003 continued the trend from 2002 producing overall lower yields for all elements of the Company’s earning assets. The Company’s strategy of improving credit quality and reducing overall credit risk also contributes directly to declining yields. Though aggregate average balances for the nine-month period ended September 30, 2003 were substantially unchanged compared to the same period in 2002, the Company experienced a dramatic increase in real estate loans. Consistent with the overall corporate strategy, the commercial loan portfolio declined substantially as reflected by the decrease in the average balance of C&I loans to $447.1 million for the nine months of 2003 from $648.9 million for the same period in 2002. In addition, the average yield on commercial loans decreased to 6.26% for the nine months of 2003 from 6.59% for the same period in 2002.

        The Company’s most significant shift in the mix of its overall loan portfolio continued the 2002 trend within the real estate loan category. The average balance of the overall real estate loan portfolio increased to $579.1 million for the nine months of 2003, up $215.8 million from the same period in 2002. The increase in average balance, or volume, for the comparative periods more than offset the decrease in the average yield to 6.07% from 7.29% for the comparable period in 2002. Interest income from such loans increased $6.5 million to $26.4 million for the comparative nine-month periods of 2003 and 2002, respectively. The most significant increase in the real estate loan portfolio is associated with the fixed-rate residential loans. The average balance of fixed-rate residential loans

Item 2 – continued

increased $187.6 million or 110.9% to $356.8 million from the same period in the previous year. As a result, interest income for fixed-rate residential products increased $6.5 million despite a decrease in yield to 5.76% from 6.98% for the comparative periods. As noted in the current quarter discussion, the Company’s bi-weekly products have been well received within its primary markets supporting efforts to meet the demands of a broad-based refinancing market.

Interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in interest rates for the nine months ended September 30, 2003 when compared to the same period in 2002. Despite the high competition for consumer loans throughout 2002 and early 2003, the Company has been able to increase the average balances for overall consumer loan products by $14.7 million to $372.8 million for the nine months ended September 30, 2003 from $358.1 million for the comparative period in 2002. The improvement in consumer loans is principally attributed to certain used car loan products which tend to have seasonal originations. In addition, consumer equity lines of credit increased $4.6 million for the comparative periods and reflected the refinancing trends within the residential real estate market. The average yield on all consumer loans decreased to 6.57% in comparison to 8.08% for the same period in 2002.

During the past year, investment securities, principally mortgage-backed securities, have been utilized to provide flexibility for the Company to redistribute liquidity within the loan portfolio. The average balance of investment securities increased to $617.8 million for the nine months of 2003 from $596.2 million for the first nine months of 2002, despite rapid principal amortization and calls of securities with higher yields. For the respective nine-month periods, the most significant impact on the comparative yields is attributed to high prepayments of mortgage-backed securities and normal principal reductions as discussed previously. In the most recent two quarters of 2003, nearly half of the securities portfolio had to be replaced, generally at lower rates, due to paydowns and sales of securities. The yield on investment securities decreased to 4.40% from 5.43% for the nine months ended September 30, 2003 and 2002, respectively, and offset the increase from the higher average balances. As a result, interest income decreased by $3.9 million to $20.4 million for the nine months ended September 30, 2003. The relative yields continue to be influenced by the amortization of any premiums incurred to acquire such investment securities, similar to the discussions within the quarterly comparisons. The comparative yield on investment securities also reflected the absence of income on FHLB stock for the third quarter of 2003, as previously discussed.

Interest income on loans held for sale and from federal funds sold fluctuated for the respective periods consistent with short-term fluctuations in such asset categories.

Interest Expense

Total interest expense decreased by $6.9 million to $32.5 million for the nine months ended September 30, 2003 compared to the same period in 2002. The average balance of all interest-bearing liabilities increased to $1,782.8 million for the nine months ended September 30, 2003 from $1,722.4 million for the same period in 2002. During the respective periods, the average rate paid on all interest-bearing liabilities decreased to 2.43% from 3.05%.

The average balance of deposits decreased to $1,306.5 million during the nine months ended September 30, 2003 from $1,361.0 million during the same period in 2002. As discussed earlier, the most significant decline in deposits is related to the December 2002 sale of two Elmira, New York branches with $44.2 million of deposits at the sale date. Other fluctuations discussed earlier for the comparative three-month periods are similarly applicable based upon the continued lower interest rate environment of the past year.

Borrowed funds, used to supplement retail and commercial deposits, had an increase in the average balances to $428.6 million for the nine months ended September 30, 2003 compared to $325.7 million for the same period in 2002. The cost of such increased borrowings was partially offset by the decrease in the rate paid on borrowings to 3.43% from 3.90% during the respective periods. Fluctuations in interest expense associated with trust preferred securities are consistent for the respective nine-month periods to the quarterly comparisons.

Net Interest Income

Net interest income decreased to $54.0 million from $59.0 million for the nine months ended September 30, 2003 and 2002, respectively. As discussed in the quarterly comparison, the decline is consistent with the general interest rate environment and the Company’s current strategy for the mix of its loan portfolio to emphasize higher

Item 2 – continued

quality, lower risk loans. The Company’s net interest margin decreased 41 basis points to 3.54% for the first nine months of 2003 compared to the margin of 3.95% for the same period in 2002. For the respective periods, the decline reflects the inability to lower the cost of funds as rapidly as asset yields declined.

Provision for Loan Losses

The provision for loan losses was $9.8 million for the nine months of 2003 compared to $36.4 million for the comparable period in 2002. Net charge-offs for the nine-month period were $11.7 million compared to $35.5 million for the same period in 2002. The lower provision for loan losses in the first nine months of 2003 as compared to the same period in 2002 is primarily due to the significant reduction in net loan charge-offs, as well as both the reduction in non-performing loans and the changing mix of the overall loan portfolio. As discussed in the quarterly results comparison, the provision for loan losses reflects management’s assessment of the estimated losses inherent in the loan portfolio. Loans charged-off can fluctuate from quarter to quarter and the current level of charge-offs should not be considered an indicator of future levels. See “Asset Quality” for general discussion of the allowance for loan losses and related analysis.

Non-Interest Income

Non-interest income declined to $10.4 million from $11.1 million for the nine months ended September 30, 2003 and 2002, respectively. The most significant variance involves a $1.8 million net gain on the sale of the Company’s credit card portfolio during the first quarter of 2002. Bank owned life insurance, acquired in December 2002, provided $753,000 of income with no comparable source in 2002. Net gains on sale of securities increased to $1.0 million in 2003 compared to $270,000 for the same nine-month period of 2002. Other fluctuations were consistent with discussions for respective quarters of each year.

Operating Expense

Operating expense declined to $36.4 million from $36.6 million for the nine months ended September 30, 2003 and 2002, respectively. The most significant decrease in operating expense for the respective nine-month periods related to costs incurred in the 2002 conversion to the “Proof of Deposit” processing system of $387,000. Professional fees for 2003 decreased 6.7% to $1.9 million with the reductions primarily associated with the changes in problematic loans and related credit recoveries. Similarly, year-to-date operating costs associated with repossession and maintenance of other real estate owned and repossessed assets decreased $211,000 to $435,000.

Salaries, pensions and other employee benefits for the respective nine-month periods reflected an increase of $700,000. Pension expense for 2003 was $872,000 compared to $413,000 for the same period of 2002, and increased for the reasons discussed in the comparison of quarterly results. Similarly, health insurance costs increased $136,000 to $1.1 million for the nine months of 2003.

Other significant fluctuations on a year-to-year comparison were associated with opening a new in-house item processing center in May 2003. Previously, costs for such processing were included primarily under data processing costs. Year-to-date operating expenses for the item processing center totaled $687,000, including $164,000 for salaries and related benefits.

The Company’s efficiency ratio for the nine months of 2003 was 56.60%, compared to 53.03% for the same period in 2002. The increase in the efficiency ratio was due to the decrease in net interest income and non-interest income, and offset slightly by the reduction of operating expenses.

Income Tax Expense (Benefit)

Income tax expense increased to $6.0 million based on income before income taxes totaling $18.1 million for the nine months ended September 30, 2003. In comparison, an income tax benefit of $733,000 was recognized relative to the pre-tax loss of $2.9 million for the nine months ended September 30, 2002. For the respective periods, the effective tax rate was impacted by the same factors discussed in the quarterly comparison of results.

LIQUIDITY AND CAPITAL RESOURCES

A fundamental objective of the Company is to manage its liquidity effectively. Prudent liquidity management ensures that the Company can fund growth in earning assets, fund liability maturities, meet customers’ loan demand

Item 2 – continued

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

The Company’s primary sources of liquidity, on a consolidated basis, are deposits, payments of principal and interest from its loan and securities portfolios and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the FHLB of New York. At September 30, 2003, outstanding FHLB advances totaled $425.8 million. In addition, the Company, through various facilities, has unused capacity to access up to $400.0 million of brokered deposits per Board approved policy limits, of which $105.0 million was outstanding at September 30, 2003.

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

Operating activities provided net cash of $23.6 million for the nine months ended September 30, 2003 compared to $25.9 million for the same period in 2002. Operating activity cash flows were most directly impacted by the results of operations with net income of $12.1 million in the first nine months of 2003 compared to a loss of $2.2 million in the first nine months of 2002. Changes in the provision for loan losses was generally the most significant adjustment to net income as the source of operating funds providing $9.8 million in the nine months ended September 30, 2003 compared to $36.4 million in the same period in 2002. The sale proceeds of loans held for sale provided operating funds consistent with, and fluctuating based on, the level and turnover of the portfolio. Based on the Company’s assessment of future interest rate fluctuations, loan risk and market conditions during each period, the Company will modify its decisions to sell or accumulate loans originated by its banking operations within its market area.

Investing activities used net cash of $153.2 million for the nine months ended September 30, 2003 compared to the use of $29.8 million for the same period in 2002. Investing activities in 2003 used $120.6 million to fund net loan portfolio growth, principally for residential mortgages. Also, the Company increased its securities portfolio approximately $25.7 million for the year-to-date period in response to continued rapid principal amortization and calls of securities related to the low interest rate environment. In fact, during the past six months of 2003, nearly half of the securities portfolio had to be replaced due to the levels of such paydowns and sales. For the comparable 2002 period, the reduction of the loan portfolio, especially for consumer loans, provided $118.3 million, in addition to proceeds of $12.7 million from the sale of the credit card portfolio.

Financing activities provided net cash of $128.8 million compared to $775,000 during the first nine months of 2003 and 2002, respectively. Short-term borrowings increased by $12.8 million during 2003. Long-term borrowings were utilized to provide cash for financing activities with proceeds exceeding repayments by $89.1 million in 2003 and $49.9 million in 2002. During 2002, the Company also used financing activities for repayment of repurchase agreements and FHLB line of credit advances.

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

Item 2 – continued

of which was announced during the fourth quarter of 2002 and has been completed. Currently, no additional stock repurchase program has been authorized.

At September 30, 2003, BSB Bancorp, Inc., on an unconsolidated basis, had immediately available funds totaling $19.8 million. Management believes current levels of cash are adequate to meet the Company’s anticipated ordinary obligations in 2003, and to pay customary cash dividends on the Company’s common stock for the next twelve months, if so declared. Management anticipates that the Bank will be able to resume the payment of cash dividends to the Company, without regulatory approval, in 2004. However, circumstances, including stock repurchases or other unanticipated cash obligations, may require the Company to seek additional sources of funding or require the Bank to seek regulatory approval for another special cash dividend to the Company, should the Bank be otherwise unable to make such cash dividend payments.

At September 30, 2003, the Bank’s Tier I leverage ratio, as defined by regulatory guidelines, was 7.71%, up from 7.31% at December 31, 2002, and still above the minimum regulatory requirements for the Bank. The Bank’s total capital-to-risk-weighted assets ratio, calculated under the regulatory risk-based capital requirements, was 12.84%, up from 11.90% at December 31, 2002, and still in excess of the regulatory requirements. The change in these ratios is primarily attributed to the Company’s shift to higher levels of residential mortgages with lower risk ratings, as well as generating net income in the first nine months of 2003. See Note 7 within “Notes to Unaudited Interim Consolidated Financial Statements” for a discussion of FIN No. 46 related to trust preferred securities and the potential impact on the Company’s Tier I ratios.

The Company’s book value per share was $15.69 at September 30, 2003 compared to $15.78 at December 31, 2002 as well as September 30, 2002.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Item 2 – continued

MARKET PRICES AND RELATED SHAREHOLDER MATTERS

The stock of the Company is listed on The NASDAQ Stock Market’s National Market System under the symbol BSBN. As of September 30, 2003, the Company had 2,171 shareholders of record and 9,174,759 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms. The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

	Price Range		Cash Dividends
2002	High	Low
First Quarter	$30.24	$22.77	$0.25
Second Quarter	$32.80	$21.80	$0.25
Third Quarter	$26.70	$18.05	$0.25
Fourth Quarter	$23.39	$17.15	$0.25

2003
First Quarter	$23.10	$20.50	$0.25
Second Quarter	$28.20	$21.15	$0.25
Third Quarter	$27.72	$24.25	$0.25

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

Based on the Company’s latest analysis of asset/liability mix at September 30, 2003, management’s simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 100 basis point parallel increase in interest rates would increase net interest income by 1.32% or less over a 12-month horizon. For an immediate 200 basis point parallel increase in the level of interest rates, the estimated change in net interest income would be an increase of 2.20% over a 12-month horizon. The estimated change in net interest income from a 100 basis point parallel decrease in the level of interest rates (presentation is limited to a 100 basis point decline in rates due to the current historically low interest rate environment) would be a decrease of 0.30%. The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. The simulation analysis is based on a number of assumptions and there can be no assurance that if interest rates did move as assumed that the Company’s results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various techniques to monitor interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific impact thereof.

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

Item 4

CONTROLS AND PROCEDURES

(a) The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

(b) There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could materially affect these internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6 – Exhibits and Reports on Form 8-K

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

BSB Bancorp, Inc.

Date: November 12, 2003	By:	/s/ HOWARD W. SHARP

HOWARD W. SHARP President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ REXFORD C. DECKER

REXFORD C. DECKER Senior Vice President and Chief Financial Officer