Form 10-K
period 2003-12-31
BSB BANCORP INC
filed 2004-02-24
CIK 830257

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2003 was approximately $213.7 million. Number of shares of common stock outstanding as of February 3, 2004 - 9,310,888

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

DECEMBER 31, 2003

BSB BANCORP, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, will include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

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

On December 24, 2003, Partners Trust Financial Group, Inc. (“Partners”) announced a definitive agreement to acquire BSB Bancorp, Inc. The merger is contingent upon the successful conversion and restructuring of Partners and Partners Trust, MHC into a full capital stock corporation. The Company will be merged into the reorganized Partners following the conversion. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of the Company will be able to elect either $36.00 in cash or shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The exchange ratio for the stock portion will be determined by dividing $36.00 by the price at which shares of Partners Trust common stock are sold in the conversion. The aggregate value of the transaction is approximately $347 million.

The Company, as a bank holding company, is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), as well as the New York State Banking Department.

BSB Bank & Trust Company

The Bank is headquartered in Binghamton, New York and at December 31, 2003 conducted business in Broome, Chenango, Onondaga and Tioga Counties and adjacent areas of New York State. During the first quarter of 2002, the Company sold its $10.7 million credit card portfolio to American Express and recognized a net gain before taxes of approximately $1.8 million on the sale. The increasing costs associated with maintaining the technology to provide a high level of service to our customers and the higher levels of charge-offs associated with credit card debt made this a less profitable line of business for the Company. During the fourth quarter of 2002, the Company sold its two Elmira branches located in the Chemung County area. The sale allowed the Company to concentrate efforts on the further development of its retail branch operations in the Greater Binghamton area and the Central New York region. The sale included deposits of approximately $44.2 million, net loans of approximately $2.8 million and certain other assets and resulted in a net gain before taxes of approximately $3.1 million. In May 2003, the Bank opened a new in-house item processing center primarily to facilitate direct control over the technology and operational processing of bank and customer transactions with the Federal Reserve.

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

LENDING ACTIVITIES

The Company offers commercial and residential permanent and construction mortgage loans, commercial and industrial loans (“C&I”), small business loans, various direct and indirect consumer loans including home equity lines of credit and home equity loans and other types of consumer loans. As a community bank, all loans are approved locally, either by individual loan officers, the management loan committee or the directors’ loan committee, depending on the size and type of loan. Interest rates charged by the Company are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are in turn affected by general economic conditions, including local competition, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

One of the Company’s objectives for 2003 was to continue the process initiated in 2001 of restructuring its asset mix and, as part of the process of achieving this objective, reduce the size of the commercial and industrial portfolio. Another part of the restructuring process was to increase the size of the real estate loan portfolio, increasing both residential and commercial mortgage loans. This was consistent with the goal of improving asset quality and creating more sustainable and stable earnings over time.

The Company’s portfolio of loans totaled $1.4 billion at December 31, 2003, representing 65.5% of the Company’s total assets at that date, compared to $1.3 billion, and 66.2% of the Company’s total assets at December 31, 2002. The Company continued to lower the balance of C&I loans within its portfolio of assets. The balance of C&I loans decreased to $323.6 million or 22.3% of all loans at December 31, 2003 compared to $492.2 million or 36.5% of all loans at December 31, 2002. These loans are generally tied to the Company’s prime rate (“Prime Rate”). Real estate loans, another strategic focus during 2003, increased to $758.2 million or 52.3% of all loans at December 31, 2003 compared to $477.3 million or 35.4% at December 31, 2002.

The balance of consumer loans was $367.4 million at December 31, 2003 compared to $378.0 million at December 31, 2003 and 2002. The decline in consumer loans is largely the result of the decrease in balance of mobile home loans from $55.4 million at December 31, 2002 to $45.1 million at December 31, 2003.

As interest rates continued to decline during the year, the Company considered it prudent to sell its longest duration residential mortgage loan originations while retaining its shorter term fixed- and variable-rate loans and bi-weekly mortgage loans with maturities of less then 30 years. In this strategy, real estate loans increased to 52.3% of the loan portfolio at December 31, 2003 from 35.4% at December 31, 2002. This increase in the percent of real estate loans to total loans is consistent with the Company’s overall strategy to improve asset quality by dedicating itself to implementing a strong credit culture, translating into a stronger credit risk profile for the future.

Loan Portfolio Composition

The following table sets forth the composition of the Company’s loan portfolio by loan type as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans	$323,634	22.33%	$492,171	36.53%	$750,552	50.56%	$1,012,430	55.06%	$916,442	52.69%

Consumer loans:
Personal-direct	70,965	4.90%	65,768	4.88%	61,078	4.11%	64,965	3.53%	72,497	4.17%
Personal-indirect	249,558	17.22%	270,597	20.08%	268,787	18.10%	324,402	17.65%	352,426	20.25%
Other	46,889	3.23%	41,596	3.09%	48,489	3.27%	49,470	2.69%	47,808	2.75%

Total consumer loans	367,412	25.35%	377,961	28.05%	378,354	25.48%	438,837	23.87%	472,731	27.17%

Real estate:
Fixed-rate:
Residential	498,651	34.41%	262,199	19.46%	145,856	9.82%	127,482	6.93%	97,221	5.59%
FHA & VA	1,128	0.08%	1,844	0.14%	2,775	0.19%	4,008	0.22%	5,513	0.32%
Commercial	36,092	2.49%	34,767	2.58%	18,433	1.24%	10,278	0.56%	11,516	0.66%
Commercial FHA	153	0.01%	160	0.01%	170	0.01%	179	0.01%	186	0.01%

Total fixed-rate	536,024	36.99%	298,970	22.19%	167,234	11.26%	141,947	7.72%	114,436	6.58%

Adjustable-rate:
Residential	59,002	4.07%	66,301	4.92%	72,304	4.87%	88,700	4.82%	74,480	4.28%
Commercial	163,172	11.26%	112,028	8.31%	116,263	7.83%	156,831	8.53%	161,496	9.28%

Total adjustable-rate	222,174	15.33%	178,329	13.23%	188,567	12.70%	245,531	13.35%	235,976	13.56%

Total real estate loans	758,198	52.32%	477,299	35.42%	355,801	23.96%	387,478	21.07%	350,412	20.14%

	$1,449,244	100.00%	$1,347,431	100.00%	$1,484,707	100.00%	$1,838,745	100.00%	$1,739,585	100.00%

The following table sets forth scheduled contractual maturities of loans in the Company’s portfolio at December 31, 2003. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed- and adjustable-interest rates.

(Dollars in Thousands)	Residential Real Estate Loans	Commercial Real Estate Loans	Commercial Business Loans	Consumer Loans	Total
Amounts due:
Within one year	$32,376	$42,335	$157,723	$85,877	$318,311
After one year through five years	143,947	78,491	124,390	183,423	530,251
Beyond five years	382,458	78,591	41,521	98,112	600,682

Total	$558,781	$199,417	$323,634	$367,412	$1,449,244

Amounts due after one year:
Fixed	$469,870	$35,948	$114,089	$238,456	$858,363

Adjustable	$56,535	$121,134	$51,822	$43,079	$272,570

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

Commercial and Industrial Lending

As of December 31, 2003, commercial loans amounted to $323.6 million or 22.3% of the Company’s total loans. Under New York law, the Bank generally may not lend to any one entity more than 15% of the Bank’s capital stock, surplus and undivided profits. However, the Bank is permitted to extend a loan up to 25% of the Bank’s capital stock, surplus and undivided profits, provided that the loan is collateralized to the extent that such loan is between 15% and 25% of the Bank’s capital stock, surplus and undivided profits. The Bank’s policy, consistent with regulation, restricts loans to any borrower and related entities to 15% of shareholders’ equity, unless the amount in excess of 15% is secured by liquid collateral. Loan relationships approaching 15% of the Bank’s shareholders’ equity generally require diversification in both repayment source and collateral.

The Company offers a variety of commercial loan services, including term loans and revolving lines of credit, as well as letters of credit. Commercial lending involves somewhat greater credit risks to the Company than most other types of lending. The Company has looked to decrease the overall portfolio size to a more manageable level that would represent a smaller percent of the total loan portfolio. Consistent with this objective, the C&I loan portfolio has decreased $168.5 million to $323.6 million or 22.3% of the entire loan portfolio at December 31, 2003. As a part of the strategy to decrease the C&I loan portfolio, the Company sold certain large, under-performing loans with an aggregate carrying value of $36.7 million during the fourth quarter of 2003. The Company has maintained a consistent number of large borrowing relationships within the portfolio. At December 31, 2003, there were 10 loan relationships exceeding $10.0 million compared to 8 loan relationships at December 31, 2002. The average size of a C&I loan increased from $222,000 in 2002 to $238,000 in 2003.

Management continues to review commercial loan applications from companies with a strong financial base and strong credit history, principally within the Company’s market area. Commercial loan originations amounted to $53.8 million or 7.9% of total loans originated in 2003 compared to $99.4 million or 18.4% of total loans originated in 2002. Total loan commitments to the 10 largest lending relationships ranged from $10.4 million to $27.2 million at December 31, 2003. Outstanding loan balances for these 10 relationships, ranging from $2.9 million to $19.8 million, are made up of 37 individual loans. Each of these loans has varied sources of repayment and collateral. The Company periodically reviews all larger group credits.

The commercial loan portfolio is diversified by industry, type and size, and the loans have been made primarily to small- and medium-sized businesses in the regional market. Approximately 48.1% of the Company’s commercial loans bear floating interest rates tied to the Prime Rate. The average yield on the commercial loan portfolio was 6.27% in 2003 and 6.58% in 2002. The Company’s average Prime Rate was 4.12% in 2003 and 4.67% in 2002. Commercial loans are made on both a collateralized and uncollateralized basis and include collateralized lines of credit. Although most have shorter terms, the maximum term of a non-real estate collateralized commercial loan is ten years.

The Company’s commercial loan officers are responsible for generating new business, the underwriting and assignment of internal risk ratings as loans are committed, and monitoring the creditworthiness of borrowers and for changing risk ratings when appropriate. The Loan Analysis unit analyzes the financial information and recommends risk ratings for larger credits. The Loan Review department reviews risk ratings assigned and has authority to change ratings and recommends risk ratings for larger credits, as appropriate. The risk ratings are used in conjunction with a risk rating migration analysis program to assist monthly in determining levels of loss allowance needed. Delinquency reports are reviewed during the month to prompt the loan officer to call or send written notice to the borrower.

The authority to approve commercial loans varies by the size of the loan. Loans under $150,000 must have a secondary approval of the loan officer’s team leader. Loans exceeding $5.0 million require multiple approvals from the senior loan officer or the CEO, plus the Credit Deputy and the Directors’ Loan Committee. For commercial loans at intermediate levels, the Company requires designated approvals of the senior loan officers, the CEO, plus the Credit Deputy. The Board of Directors approves individual loan authority.

For loan portfolio analysis, geographic concentrations are reviewed at the same time as industry concentrations. Approximately 69.2% of commercial loans are located in the Company’s primary market area of Broome, Chenango, Onondaga and Tioga Counties. Of the remaining 30.8%, 28.0% are spread through other counties of New York State with primary concentrations in Monroe, Cortland and Tompkins Counties. The remainder of these loans are in other states.

In addition to the various types of lending services, the Company also offers to commercial customers a range of depository and related services, including commercial demand deposit accounts, cash management, payroll and direct deposit to employees’ accounts.

The Company monitors commercial loan and commercial real estate industry stratifications at least four times per year and continues to require diversity throughout its commercial loan and commercial real estate portfolios.

Commercial Real Estate Lending

The Company originated $97.7 million in commercial real estate loans in 2003 compared to $42.8 million in 2002. At December 31, 2003, the Company had $199.4 million of commercial real estate loans outstanding, representing approximately 13.8% of the Company’s total loan portfolio. Of the $199.4 million outstanding at December 31, 2003, $36.2 million were fixed-rate loans with amortization periods of 3 to 25 years. Adjustable-rate loans at December 31, 2003 were $163.2 million and had rates determined by indices such as Prime Rate, the London Interbank Offer Rate (“LIBOR”) or Treasury bill rates. These adjustable-rate loans reprice every one, three or five years based on the current index and any spread over that index, if applicable. With the current level of rates at historic lows and with financial institutions throughout the market area competitively pricing the loans, the Company has seen a small increase in fixed-rate loan balances from $34.9 million at December 31, 2002 to $36.2 million at December 31, 2003. The origination of commercial real estate loans in 2002, was primarily from the Company’s major market areas in a four county area of the Southern Tier and Central regions of New York. In 2003, commercial real estate loan originations in the same four county area, were only 45.6% of all such originations. The Company’s strategy to grow the commercial real estate portfolio has been impacted by the lack of local economic growth of the moderate-sized commercial organizations within our principal market areas. As a result, recent growth of this portfolio includes originations of 16.0% from adjacent counties and 25.9% from other states, principally in the New England area. Projects outside our primary market area are generally with existing customers with operations in such areas.

In setting interest rates and origination fees on new loans and maturity extensions, management considers both current market conditions and its analysis of the risk associated with the particular project. When the loan is underwritten, the following items are part of the consideration: the properties’ cash flow and its ability to service the debt, collateral coverage, the percent of occupancy if applicable, creditworthiness of tenants, creditworthiness of borrowers and guarantors, and other factors that could impact the repayment of the debt.

The approvals for commercial real estate loans follows the same levels of authority as described for commercial and industrial loans.

Consumer Lending

The Company engages in a variety of consumer lending activities including auto loans, both direct and indirect, home equity line of credit loans, overdraft loans, student loans and direct personal loans. Consumer loans provide diversification within the loan portfolio and allow the Company to meet the credit needs of our customers. The short-term nature of these loans shortens the duration of the entire loan portfolio. As of December 31, 2003, a total of $367.4 million of consumer loans was outstanding as compared to $378.0 million at December 31, 2002. The decline in consumer loans is largely a result of the decrease in mobile home loans from $55.4 million at December 31, 2002 to $45.1 million at December 31, 2003. Existing mobile home loans are aging off the loan portfolio and are not being replaced with new originations as witnessed by the decline of originations for mobile home loans from $2.9 million in 2002 to $101 thousand in 2003. Consumer loans generally involve more risk of collectibility than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. As a result, consumer lending collections are dependent on the borrowers’ continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, personal bankruptcy and by adverse economic conditions. The Company has maintained a strong presence in indirect lending within our market areas. New auto loans historically have a lower incidence of loss than used autos. Indirect new auto loan balances have remained constant at $60.1 million at December 31, 2002 and December 31, 2003. Originations of indirect new auto loans have decreased from $46.9 million in 2002 to $29.7 million in 2003. The Company faces vigorous competition from automakers offering “zero percent” financing and other incentives to market their products.

Of the $320.5 million in personal loans outstanding at December 31, 2003, $71.0 million or 22.1% represented direct consumer loans originated by the Company’s lending staff. The remaining $249.5 million or 77.9% represented the indirect consumer loan portfolio originated through relationships with mobile home service companies, automobile and other retail dealers. Indirect originations in 2003 totaled $95.0 million or 56.5% of all consumer loan originations. Of these indirect originations, used auto loans were the largest source at $65.0 million. The used auto loans ending balance at December 31, 2003 was $124.5 million, down from $128.5 million at December 31, 2002. These loans typically are shorter term and pay off faster than new auto loans. All personal loans originated for the Company are advanced at fixed-interest rates, with a high percentage of the loans offering repayment terms up to 60 months.

Home equity lines of credit are primarily an adjustable-rate consumer loan product with a term of 20 or 30 years. Such loans are generally collateralized by the borrower’s primary residence, when the loan to value ratio, taking into account the first mortgage loan, does not exceed a maximum of 95% based on the borrower’s credit rating. As of December 31, 2003, the outstanding balance of total home equity lines of credit was $43.4 million, an increase of $7.1 million from $36.3 million at December 31, 2002. The increase in home equity line of credit loans is a result of the Company’s overall strategy of increasing the origination loans collateralized by real estate. Interest rates on home equity lines of credit are adjusted monthly to reflect changes in the Prime Rate.

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

Residential Real Estate Lending

The Company historically has been, and continues to be, a leading originator of residential real estate loans in its market area. At December 31, 2003, $558.8 million or 38.6% of the Company’s total loan portfolio consisted of residential mortgage loans. In 2003 and 2002, residential mortgage loan originations amounted to $390.8 million and $200.5 million, respectively, which represented approximately 57.1% and 38.0%, respectively, of the Company’s total loan originations.

The continued decline in interest rates during 2003 to their current low levels caused consumer preference to remain with fixed-rate residential loans. Loans were originated or refinanced at lower fixed rates as consumers looked to lock in the attractive financing rates. Residential mortgage lending continues to be an important component of the Company’s loan portfolio. During 2003, the Company retained in its portfolio of loans with maturities of 20 years or less. Residential mortgages originated with maturities greater then 20 years are generally sold by the Company. In 2003 the Company sold $55.8 million in residential mortgages, an increase from $24.7 million sold in 2002. The bi-weekly residential loan has been the most popular product among our customers as they are able to obtain attractive rates with an actual duration closer to that of a 20-year loan. For 2003, total originations of bi-weekly residential loans were $264.5 million or 38.6% of all mortgage originations. By comparison, in 2002, total bi-weekly residential loan originations were $84.0 million or 41.9% of mortgage originations. The trend to refinance at lower fixed-rates is reflected in the 2003 originations of 10-year mortgages ($64.7 million) and 15-year mortgages ($157.4 million). By comparison, the Company originated, in 2002, a total of $52.4 million of 10- and 15-year fixed-rate mortgages, with 72.1% of these in the 15-year category.

The growth in these portfolios is shown in the following chart of residential mortgage loan balances at December 31, 2003 and December 31, 2002.

(Dollars in Thousands) At December 31,	2003 Amount	2002 Amount
30-year fixed-rate	$46,799	$62,506
15- to 20-year fixed-rate	94,731	81,090
10-year fixed-rate	25,764	14,414
30-year bi-weekly fixed-rate	29,481	45,080
15- to 20-year bi-weekly fixed-rate	207,633	45,791
10-year bi-weekly fixed-rate	87,445	11,441
Other fixed-rate	7,926	3,721
Adjustable-rate	59,002	66,301

	$558,781	$330,344

Residential real estate loans provide a favorable alternative for the Company as a key element of the strategy to reduce credit risk within its overall loan portfolio. Such loans also fulfill the objective of a full range of loan services to customers within our primary market areas. Generally, retail originations of residential real estate loans provide the Company more direct control over the volume of such loans, and more favorable origination costs. In order to achieve favorable operational efficiencies, the Company opened a new facility in 2002 dedicated to residential real estate loan production. The balance between wholesale and retail loans closed remained nearly the same with approximately 60.4% of the residential real estate loans closed within the Company’s facilities. Significant changes in the penetration of the Company’s two major markets were achieved during 2003, as retail residential real estate loans closed in Central New York were approximately 49.5% of the total in 2003 as compared to approximately 43% in 2002.

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

The Loan Review department provides Senior Management and the Board of Directors with information regarding the quality and structure of all loan portfolios. Monthly reporting for each loan portfolio includes reports on past due and non-performing trends, an evaluation of the loan loss provision, analysis of the adequacy of the allowance for loan losses, as well as a summary of loans deemed as impaired or troubled debt restructurings. Quarterly reporting includes a management action listing for certain commercial loans based upon the risk ratings assigned during the current review. Loan Review also reports on changes in risk ratings between quarters and industry concentration.

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

At December 31, 2003, the Company had classified $53.4 million of assets as performing substandard loans, which include $0.8 million of accruing loans identified as troubled debt restructured loans. Comparative information at December 31, 2002, reflects $78.2 million of assets as performing substandard loans, which include $12.2 million of accruing loans identified as troubled debt restructured loans.

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

Other real estate owned and repossessed assets is comprised of property or assets acquired in the settlement of loans. These assets are initially established at the lesser of the recorded investment in the loan, or at the estimated fair value of the asset, less an estimate of the costs expected to be incurred during its disposition. At the time of foreclosure or repossession, the amount, if any, by which the recorded investment in the loan exceeds the net fair value of the asset received is charged against the allowance for loan losses. Any subsequent declines in estimated fair value of the property or asset, or expenses incurred to maintain the property or asset, are charged to operating expense. An asset may be considered an in-substance foreclosure or repossession if the Company has taken possession of the asset serving as collateral for the loan, regardless of whether the Company has legal title to the asset. The final disposition of the property or asset is dependent upon many factors and the final disposition price may differ from the recorded value at that time. Any gains or losses upon disposition are recorded to operating expense.

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue and other real estate owned and repossessed assets held by the Company at the dates indicated:

(Dollars in Thousands) December 31,	2003	2002	2001	2000	1999
Non-accrual loans:
Commercial loans	$11,186	$34,614	$42,424	$17,104	$1,852
Residential real estate loans	622	616	882	2,071	2,161
Commercial real estate loans	32	2,647	4,235	1,522	53
Consumer loans	134	288	—	—	—
Troubled debt restructured loans	1,126	12,172	12,255	10,660	6,596

Total non-accrual loans	13,100	50,337	59,796	31,357	10,662
Accruing loans with principal or interest payments 90 days or more overdue	109	278	879	781	945

Total non-performing loans	13,209	50,615	60,675	32,138	11,607

Other real estate owned and repossessed assets	1,231	3,109	2,034	1,805	2,442

Total non-performing assets	$14,440	$53,724	$62,709	$33,943	$14,049

Total non-performing loans to total loans	0.91%	3.76%	4.09%	1.75%	0.67%

Total non-performing assets to total assets	0.65%	2.64%	3.04%	1.47%	0.63%

Accruing loans classified as troubled debt restructured loans totaled $13.8 million, $13.8 million, $8.8 million, $4.8 million and $13.1 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The Company does not consider these loans to be non-performing.

During 2003, the Company sold certain large, under-performing loans with an aggregate carrying value of $36.7 million. The proceeds from the sale of these loans, net of estimated transaction costs, was $27.2 million. The $9.5 million difference between the carrying value and the net proceeds from the sale of these loans generally reflects the Company’s previously established loan loss reserves and was charged-off against the allowance for loan losses. They had no impact on the Company’s income statement. Prior to the decision to sell, these loans were either non-performing or performing loans classified as substandard. As a result of the sale, non-performing loans decreased $14.5 million and substandard performing loans declined $22.2 million.

Additional interest income would have been recorded on loans accounted for on a non-accrual basis of approximately $1.1 million, $3.0 million, $4.0 million, $1.8 million and $806,000, at December 31, 2003, 2002, 2001, 2000 and 1999, respectively, if such loans had been current throughout the respective years. Such amounts were not included in the Company’s interest and dividend income for the respective periods.

Interest income on non-accrual loans was recognized during the years 2003, 2002, 2001, 2000 and 1999, of approximately $300,000, $540,000, $2.1 million, $1.3 million and $119,000, respectively.

Allowance for Loan Losses

The process of originating loans, of any type, includes an inherent risk that loan losses will be experienced. The risk of loss varies with, among other things, general economic conditions, the type of loan, creditworthiness of the borrower and, for a collateralized loan, the quality of the collateral securing the loan. In an effort to minimize loan losses, the Company monitors its loan portfolio by reviewing delinquent loans and taking appropriate measures as discussed above. In addition, with respect to the Company’s commercial real estate and commercial business loans, the Company closely watches all loans with a risk rating (described above under “Classification of Loans”) that indicate potential adverse factors. Also, the loan review process includes, on an annual basis, a review of the borrowers’ financial statements and, in some cases, inspections of borrowers’ collateral properties.

The allowance for loan losses represents the amount available for probable loan losses in the Company’s loan portfolio as estimated by management. Management performs a comprehensive assessment, at least quarterly, of the allowance for loan losses. Based upon the periodic reports completed by the Loan Review program, the allowance is assessed with a migration analysis by applying estimated loss ratios to the risk ratings of loans both individually and by category. The estimated loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and non-accrual amounts, the risk characteristics of various “classifications” and concentrations of loans, transfer risks and other pertinent factors. Specific reserves are evaluated through review of impaired loans, non-performing loans and certain performing loans designated as problems. The evaluation includes regular disciplined analysis of the portfolio covering the risk profile and experience of the existing portfolio, along with growth, concentration and management resources. The allowance for loan losses reflects management’s best estimate of probable loan losses.

At December 31, 2003, the allowance for loan losses was $47.4 million or 3.27% of total loans outstanding providing coverage for non-performing loans of 359.01%. The coverage of non-performing loans was 124.96% at December 31, 2002, and the allowance for loan losses was $63.3 million or 4.69% of total loans outstanding. The table below summarizes the activity in the Company’s allowance for loan losses over the last five years. The Company’s improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

Years Ended December 31, (Dollars in Thousands)	2003	2002	2001	2000	1999
Average total loans outstanding	$1,409,653	$1,359,891	$1,657,154	$1,797,857	$1,715,429

Allowance at beginning of period	$63,250	$58,829	$59,291	$29,134	$25,030

Charge-offs:
Commercial loans	32,527	42,934	16,688	21,058	11,635
Consumer loans	4,089	4,422	6,657	4,272	5,110
Residential real estate loans	94	88	228	151	267
Commercial real estate loans	891	1,112	58	110	381

Total loans charged-off	37,601	48,556	23,631	25,591	17,393

Recoveries:
Commercial loans	10,212	4,578	3,459	836	1,173
Consumer loans	1,472	2,229	1,340	1,030	1,087
Residential real estate loans	—	—	—	—	83
Commercial real estate loans	—	—	146	161	17

Total recoveries	11,684	6,807	4,945	2,027	2,360

Net charge-offs	25,917	41,749	18,686	23,564	15,033

Provision for loan losses	10,088	46,170	18,224	53,721	19,137

Allowance at end of period	$47,421	$63,250	$58,829	$59,291	$29,134

Ratio of net charge-offs to:
Average total loans outstanding	1.84%	3.07%	1.13%	1.31%	0.88%
Ratio of allowance to:
Non-performing loans	359.01%	124.96%	96.96%	184.49%	251.00%
Year-end total loans outstanding	3.27%	4.69%	3.96%	3.22%	1.67%

The allowance for loan losses required an aggregate provision for loan losses of $10.1 million in 2003 compared to $46.2 million in 2002. At December 31, 2002, the coverage of non-performing loans was 124.96%, as the allowance for loan losses was $63.3 million or 4.69% of total loans outstanding. At December 31, 2003, the allowance decreased to $47.2 million or 3.27% of total loans outstanding, with the coverage of non-performing loans increasing to 359.01%. The improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses.

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

At December 31, (Dollars in Thousands)	2003	2002	2001	2000	1999
Real estate:
Commercial	$8,002	$6,543	$2,905	$2,817	$2,329
Residential	1,097	881	644	272	240
Commercial	26,905	44,502	48,487	48,616	21,446
Consumer	11,417	11,324	6,793	7,586	5,119

	$47,421	$63,250	$58,829	$59,291	$29,134

Below are tables showing the amount of the allowance allocated to each loan type as a percentage of the total allowance, as well as the percentage of each loan type relative to the total loan portfolio:

Year	2003	2002	2001	2000	1999
Category percent to total allowance:
Real estate:
Commercial	16.87%	10.35%	4.94%	4.75%	7.99%
Residential	2.31%	1.39%	1.09%	0.46%	0.82%
Commercial	56.74%	70.36%	82.42%	82.00%	73.62%
Consumer	24.08%	17.90%	11.55%	12.79%	17.57%

	100.00%	100.00%	100.00%	100.00%	100.00%

Loan category percent to total loans:
Real estate:
Commercial	13.76%	10.91%	9.08%	9.10%	9.96%
Residential	38.56%	24.51%	14.88%	11.97%	10.19%
Commercial	22.33%	36.53%	50.56%	55.06%	52.68%
Consumer	25.35%	28.05%	25.48%	23.87%	27.17%

	100.00%	100.00%	100.00%	100.00%	100.00%

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

As of December 31, 2003, the Company’s investment securities portfolio of $643.4 million constituted 29.1% of its total assets. Such securities consist of United States Treasury securities, United States Government Agency securities, mortgage-backed securities (including collateralized mortgage obligations (“CMOs”)), obligations of state and local governments and corporate debt and equity securities. Securities available for sale at December 31, 2002 were $538.5 million. Securities held to maturity amounted to $55.4 million at December 31, 2002, and consisted of securities that management had the ability and intent to hold to maturity. These securities are carried at amortized cost. The Company maintains no trading securities portfolio. The Company is a member of the FHLB and is required to hold capital stock of the FHLB. At December 31, 2003, there was $19.5 million of this FHLB capital stock, which is carried at cost. The stock is not transferable and can only be redeemed by the FHLB.

In March 2003, the Company sold its entire holdings of $9.1 million in certain corporate securities based upon an internal analysis concerned with anticipated downgrades associated with deteriorating fundamentals of the issuer. These corporate securities have been classified as held to maturity securities from the time of their initial purchase in 2002. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, such sales transactions cast doubt on the Company’s intent to hold other held to maturity securities to maturity. As a result, in March 2003, the Company reclassified its entire remaining held to maturity portfolio to available for sale. The aggregate amortized cost of the held to maturity portfolio was $44.9 million at the time of the transfer. In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

Collateralized mortgage obligations are securities backed by pools of mortgages. Interest, principal amortization and prepayments are directed in a predetermined order (“traunches”), as received, until each class is paid off. The vast majority of CMOs purchased by the Company are issued by government-sponsored agencies such as Freddie Mac and Fannie Mae. The Company owns and occasionally buys private issuer CMOs. The Company purchases mostly senior traunches that have been rated in the top two categories by major rating services such as Moody’s and Standard and Poor’s. The Company performs tests on CMOs at the time of purchase to determine that the issues being considered for purchase fall within the risk parameters established by the Company’s investment policy.

The Company also purchases and sells mortgage participation certificates that consist primarily of certificates issued by Fannie Mae and Freddie Mac. At December 31, 2003, the Company’s gross mortgage-backed securities portfolio of $372.1 million included $263.8 million of CMOs and $108.3 million in participation certificates.

There is significant uncertainty as to the timing of repayments from mortgage-backed securities because borrowers whose mortgages are pooled into mortgage-backed securities have the option to prepay their loans at any time. This option can affect the returns the Company anticipates earning by investing in these securities. When interest rates fall as they did during 2002 and 2003, borrowers tend to refinance their mortgages resulting in accelerated prepayments of the mortgages underlying mortgage-backed securities, thereby reducing the period of time the Company will receive the anticipated higher rate of return. Market values are also affected by the borrowers option to prepay. In falling rate environments, the possibility of prepayment increases as borrowers refinance the underlying loans in order to receive a lower rate of interest. This factor limits the degree to which mortgage-backed securities appreciate. When interest rates rise the probability of the underlying mortgages refinancing decreases; this extends the average time during which a lower rate will be received and decreases the value of the security. The majority of the Company’s investments are carried as available for sale and, therefore, fluctuations in the equity of the Company can occur as changes in market value arise. Certain changes in market value can frequently be attributed to changes in general interest rates.

The following table sets forth the carrying value of the Company’s securities portfolio as of December 31 of the years indicated (also, see Note 3 of the Consolidated Financial Statements included in Item 8 of this report):

At December 31,	2003		2002		2001
(Dollars in Thousands)	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Available for sale portfolio:
U. S. Government and Agency securities	$163,451	26.2%	$104,453	19.4%	$82,129	16.8%
Municipal obligations	23,773	3.8	11,607	2.2	12,219	2.5
Mortgage-backed securities	108,340	17.4	221,253	41.1	238,375	48.9
Collateralized mortgage obligations	263,835	42.3	175,817	32.6	149,712	30.7
Equity securities	23,183	3.7	23,773	4.4	3,672	0.8
Corporate debt securities	41,250	6.6	1,642	0.3	1,578	0.3

Total securities available for sale	$623,832	100.0%	$538,545	100.0%	$487,685	100.0%

Held to maturity portfolio:
Corporate debt securities	—	—	$33,179	59.9%	$2,874	20.9%
Municipal obligations	—	—	15,682	28.3	9,291	67.4
Mortgage-backed securities	—	—	6,480	11.7	1,566	11.4
Collateralized mortgage obligations	—	—	32	0.1	43	0.3

Total securities held to maturity	—	—	$55,373	100.0%	$13,774	100.0%

Total securities portfolio	$623,832		$593,918		$501,459

The U.S. Government Agency obligations in the Company’s investment portfolio consist primarily of securities callable by the issuing agencies with calls ranging out to four years. The call features limit the appreciation potential of the securities as the probability of them being called on the call date rises as interest rates decline.

The following table presents the maturities of and the weighted average yield on the Company’s aggregate investment portfolio, at amortized cost, at December 31, 2003. At this date, the Company had no securities which exceeded 10% of stockholders’ equity. No tax equivalent adjustments have been made.

	In One Year or less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Available for sale:
U.S. Government and agency securities	$4,974	6.25%	$30,051	4.83%	$112,248	4.36%	$14,958	4.79%	$162,231	4.55%
Municipal obligations	6,775	2.76%	8,534	4.64%	2,603	4.82%	5,078	4.84%	22,990	4.15%
Mortgage-backed securities	495	6.92%	5,909	4.29%	24,495	5.07%	74,756	5.64%	105,655	5.44%
Collateralized mortgage obligations	—	—	133	5.61%	17,944	5.66%	245,001	4.50%	263,078	4.58%
Equity securities	—	—	—	—	—	—	23,592	4.59%	23,592	4.59%
Corporate debt securities	499	6.25%	1,002	7.25%	—	—	39,688	4.99%	41,189	5.06%

Total available for sale	$12,743	4.42%	$45,629	4.78%	$157,290	4.63%	$403,073	4.78%	$618,735	4.74%

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

DEPOSITS

At December 31, 2003, the Company had $1,589.1 million in total deposits (including escrow funds). Deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments, including commercial savings and demand deposits, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, statement savings accounts, time deposits and retirement accounts for both individuals and small businesses. Of these deposit instruments, $692.9 million or 43.6% of all deposits consisted of time deposit accounts, $429.4 million or 27.0% consisted of money market deposit accounts, $181.7 million or 11.4% consisted of escrow and statement savings accounts, $156.7 million or 9.9% consisted of non-interest-bearing checking accounts and $128.4 million or 8.1% consisted of NOW accounts.

The Company’s electronic delivery systems include an ATM network (MachineTeller®) and point-of-sale network (StoreTeller®). Deposit accounts in the Company are insured to the maximum permissible amounts by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Company is subject to rules, regulations and examinations of the FDIC.

The following table shows the distribution of the deposit accounts in the Company by type of deposits as of December 31 for the years indicated:

	December 31,
	2003			2002			2001
(Dollars in Thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Savings	$181,720	11.44%	0.60%	$175,637	12.17%	0.83%	$166,275	11.11%	1.75%
NOW	128,400	8.08%	0.21%	131,535	9.12%	0.25%	123,985	8.28%	0.85%
Money market	429,376	27.02%	1.17%	339,191	23.51%	1.08%	350,119	23.39%	1.54%
Non-interest-bearing demand	156,678	9.86%	—	154,758	10.73%	—	159,096	10.63%	—
Time deposits (1)	692,912	43.60%	2.65%	641,635	44.47%	2.43%	697,462	46.59%	3.51%

Total deposits at end of period	$1,589,086	100.00%	1.56%	$1,442,756	100.00%	1.46%	$1,496,937	100.00%	2.29%

(1)	Minimum balances required to earn interest, depending upon type of time deposit, range from $500 to $100,000.

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

The following table presents, by various interest rate categories, the amounts of time deposit accounts at December 31, 2002 and 2003, respectively, which mature during the periods indicated:

			Amounts at December 31, 2003
			Maturing Within
	December 31,		One Year	Two Years	Three Years	Thereafter
(Dollars in Thousands)	2002	2003
Time deposits:
0% to 1.99%	$106,545	$243,298	$223,189	$19,633	$476	$—
2% to 3.99%	369,324	372,222	119,968	103,745	91,004	57,505
4% to 5.99%	147,886	76,741	23,212	12,171	24,874	16,484
6% to 7.99%	17,297	600	446	144	—	10
8% to 9.99%	583	51	43	—	—	8

Total time deposits	$641,635	$692,912	$366,858	$135,693	$116,354	$74,007

The following table presents, by various interest rate categories, the amounts of time deposit accounts of $100,000 or more at December 31, 2003, which mature during the periods indicated:

		Maturing Within
(Dollars in Thousands)	Total	Three Months	Over Three to Six Months	Over Six to Twelve Months	Thereafter
0% to 2.99%	$173,521	$25,508	$18,965	$30,952	$98,096
3% to 3.99%	106,272	12,578	9,171	1,471	83,052
4% to 5.99%	13,381	752	129	1,968	10,532

Total	$293,174	$38,838	$28,265	$34,391	$191,680

BORROWINGS

The Company has available a number of sources for borrowing funds. The Company’s principal borrowings are advances from the FHLB and securities sold under repurchase agreements. See Note 9 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information regarding the Company’s borrowings.

TRUST POWERS

The Company provides full trust services to individuals, corporations and non-profit organizations including executor of estates, trustee under wills, living trust agreements, custodian services, investment management services and acts as trustee of qualified retirement plans. At December 31, 2003, the Company managed $288.5 million in trust assets.

INVESTMENT IN SUBSIDIARIES

BSB Bancorp, Inc.

At December 31, 2003, BSB Bank & Trust Company is the only banking subsidiary of the Company. The Company also has three subsidiary trusts, as described below, which have issued trust preferred securities.

See the Recent Accounting Pronouncements section for discussion of the impact that the adoption of FASB Interpretation No. 46 R, “Consolidation of Variable Interest Entities” (revised) had on the presentation of these investments.

In 1998, the Company formed a wholly owned subsidiary business trust, BSB Capital Trust I, L.L.C. (“Trust I”), for the purpose of issuing trust preferred securities which qualify as Tier I capital of the Company. Trust I issued at par $30.0 million of 8.125% trust preferred securities in an exempt offering. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I. During 2002, $7.0 million of these securities were repurchased at a net gain of approximately $726,000, then during 2003, $1.5 million were repurchased at a net gain of approximately $6,000.

During 2002, two new subsidiaries were formed for the purpose of issuing additional preferred securities which are non-voting and guaranteed by the Company. BSB Capital Trust II, L.L.C. (“Trust II”) was formed for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust II issued at par $10.0 million of floating rate securities maturing in 2032. These securities pay interest at the six-month London InterBank Offering Rate (“LIBOR”) plus 370 basis points. BSB Capital Trust III, L.L.C. (“Trust III”) was formed for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust III issued at par $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 335 basis points. The entire net proceeds from Trust II and Trust III were invested in junior subordinated obligations of the Company, which are the sole assets of the respective trusts. The proceeds from each issue of the subordinated obligations were used for general corporate purposes.

BSB Bank & Trust Company

The Bank has five subsidiaries.

B-Save Corporation, incorporated by the Company in 1982, performs treasury management services for the Company. At December 31, 2003, B-Save Corporation held $114.0 million in earning assets, primarily U.S. Government Agency securities.

BSB Credit Corporation was incorporated by the Company in 1983 to solicit mortgage loan applications for the Company through commissioned employees of this subsidiary. During 1992, the name was changed to BSB Mortgage Corporation. In March 2002, BSB Mortgage Corporation was moved to a single 4,500 square foot facility in Vestal, New York. The entire mortgage loan process, from application to closing, is now conducted in this facility. The range of residential real estate products offered by BSB Mortgage Corporation includes: traditional fixed-rate mortgages, one-year adjustable-rate mortgages, convertible adjustable-rate mortgages (convertible to a fixed-rate after the first and before the fifth year), bi-weekly mortgages, reverse mortgages, government-backed mortgages (such as FHA and SONYMA mortgages) and new home construction loans. During 2003, $390.8 million residential real estate loans were originated by BSB Mortgage Corporation.

During 1996, the Company formed BSB Financial Services, Inc. to serve as the focal point for marketing brokerage services. BSB Financial Services, Inc. currently offers a broad choice of investment and insurance products that includes annuities, mutual funds, stocks and bonds, money market funds, unit investment trusts, U.S. Government securities, life insurance and long-term care insurance. All of these products are offered through INVEST Financial Corporation, a registered broker/dealer. Also, certain insurance products are available through BSB Financial Services, Inc. as an independent insurance agent.

BSB Newpro, Inc. was incorporated by the Company in 1997 and acquires, holds, maintains and disposes of property acquired through foreclosure for the Company. At December 31, 2003, BSB Newpro held $1.1 million in foreclosed property for the Company.

As part of the 1999 acquisition of Skaneateles Bancorp, Inc., the Company acquired a wholly owned real estate investment trust subsidiary. This company, now named BSB Preferred Capital Corporation, was formed to provide a cost effective means of raising funds, including capital, on a consolidated basis. The Company’s strategy is to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans, mortgage-backed securities and commercial mortgage loans. At December 31, 2003, BSB Preferred Capital Corporation held $107.6 million in real estate mortgage assets. The income earned on these assets, net of expenses, is distributed to the Company in the form of dividends.

PERSONNEL

As of December 31, 2003, the Company, on a consolidated basis, had 483 full-time and 114 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2003, the Company’s leverage ratio was 8.76%, its ratio of Tier 1 capital to risk-weighted assets was 12.52%, and its ratio of qualifying total capital to risk-weighted assets was 13.80%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the FDIC that are similar to those applicable to the Company. As of December 31, 2003, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 7.93%, its ratio of Tier 1 capital to risk-weighted assets was 11.37%, and its ratio of qualifying total capital to risk-weighted assets was 12.64%. As a result, the Bank met the requirements of a “well capitalized” financial institution under FDIC guidelines.

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

The FDIC insures the deposits of the Bank up to regulatory limits and the Bank is subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank historically have been insured by and subject to deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of three capitalization categories and one of three supervisory categories, based on evaluations provided by the institution’s primary federal regulator. Each insured bank’s insurance assessment rate is determined by its combined risk rating. Since January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time. The current assessment rate for the Bank is $0.0154 per $100 of covered deposits.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2003, insured depository institutions paid a FICO assessment of $0.0154 per $100 of BIF-insured deposits. The assessment rate was retained at this rate for 2004.

Under Federal Reserve regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts) in the amount of 3% of its aggregate transaction accounts up to $36.1 million (subject to an exemption for the first $3.1 million of such accounts and further adjustment by the Federal Reserve). Reserves of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) must be maintained against that portion of the Bank’s total aggregate transaction accounts in excess of $36.1 million. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to hold capital stock of FHLB in an amount equal to the greater of 1.0% of the aggregate unpaid principal amount of the Bank’s residential mortgage loans at the beginning of each year, 5.0% of the Bank’s outstanding advances from FHLB, or 0.3% of the Bank’s total assets. At December 31, 2003, the Bank met this requirement and owned $19.5 million of FHLB capital stock.

The Bank utilizes the FHLB system to help meet its borrowing needs. The Bank’s shares of the capital stock of FHLB and certain types of mortgages and other assets of the Bank are used to secure advances from FHLB. The interest rate charged the Bank varies depending upon the maturity of the advances and the current cost of funds of FHLB. At December 31, 2003, the Bank had outstanding $390.8 million in term advances and no overnight line of credit advance from FHLB.

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

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 was signed into law. The Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act, signed into law on July 30, 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of SOA were effective from within 30 days to one year from enactment, and the Securities and Exchange Commission has enacted rules to implement various provisions of SOA. Effective August 29, 2002, the chief executive officer and the chief financial officer of the Company are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

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

Net Operating Loss Carryovers. Generally, a corporation may carry back net operating losses (“NOLs”) to the preceding two tax years and forward to the succeeding 20 taxable years. At December 31, 2003, the Company had no net operating loss carryforward for federal income tax purposes.

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

New York State Taxation

The Company and certain bank subsidiaries (“the Combined Group”) are subject to an annual New York State Franchise tax equal to the greater of a regular tax (the “State Regular Tax”), an alternative minimum tax (the “State Alternative Minimum Tax”), a tax based on the combined taxable assets of the Combined Group, or a fixed minimum tax of $250.

The State Regular Tax was computed at the rate of 8.0% for 2002, 7.5% for 2003, and will be 7.5% for 2004 based on the Combined Group’s entire net income.

The State Alternative Minimum Tax is computed at the rate of 3% on the Combined Group’s, alternative entire net income for the taxable year. The Combined Group’s alternative entire net income consists of entire net income, increased by certain deductions not allowed in computing alternative entire taxable income.

The tax based on combined taxable assets is determined using the Combined Group’s combined average assets allocable to New York State. The tax is computed at the rate of one-tenth of a million per dollar of taxable assets.

The New York State Franchise tax paid by the Company is deductible for Federal income tax purposes.

The Combined Group’s New York State income tax returns for tax years beginning in 2000 are open and subject to review by New York State.

Delaware State Taxation

As a Delaware business corporation, the Company is required to file annual returns and pay annual fees and franchise taxes to the state of Delaware. The Company pays approximately $107,000 in annual Delaware franchise tax.

OTHER AVAILABLE INFORMATION

The Company files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies of these documents (other than exhibits) available to the public free of charge through the Bank’s website at www.bsbbank.com. The Company’s website also includes the Company’s Code of Business Conduct and Ethics; Corporate Governance Guidelines; Compensation Committee Charter; and Nominating and Corporate Governance Committee Charter. Documents can also be obtained by contacting Larry Denniston, Senior Vice President and Corporate Secretary, at our principal offices, which are located at 58-68 Exchange Street, Binghamton, New York, 13901 or by calling 607-779-2406 or toll free 1-877-289-0221.

ITEM 2.	PROPERTIES

The Company does not own or lease any property, other than that owned or leased by the Bank and its subsidiaries. BSB Bank & Trust conducts its business from its executive office and currently 20 full-service offices located in Broome, Chenango, Onondaga and Tioga Counties of upstate New York. The following table sets forth certain information relating to each of BSB Bank & Trust’s offices as of December 31, 2003:

Office	Location	Owned or Leased	Lease Expiration Including Options	Net Book Value (1)
				($ in Thousands)
Main Office	58-68 Exchange St., Binghamton	Owned	N/A	$1,090
Annex	58 Exchange St., Binghamton	Owned	N/A	936
99 Hawley St.	99 Hawley St., Binghamton	Owned	N/A	303
92 Hawley St.	92 Hawley St., Binghamton	Owned	N/A	1,275
Endwell Office	540 Hooper Rd., Endwell	Owned	N/A	257
Vestal Plaza Office	4700 Vestal Parkway East, Vestal	Leased	2011	117
Tioga Office	1054 State Route 17C, Owego	Leased	2013	43
Oakdale Mall Office	223 Reynolds Rd., Johnson City	Leased	2016	12
Norwich Office	118 State Highway 320, Norwich	Leased	2015	36
Northgate Plaza Office	1250 Front St., Binghamton	Leased	2017	46
West Side Office	273 Main St., Binghamton	Leased	2012	46
Endicott Office	43 Washington Ave., Endicott	Owned	N/A	857
East Side Office	156 Robinson St., Binghamton	Leased	2021	383
Mortgage Office	1923 Vestal Pkwy, East Vestal	Owned	N/A	658
Skaneateles Office	33 E. Genesee St., Skaneateles	Owned	N/A	432
Downtown Syracuse	431 E. Fayette St., Syracuse	Owned	N/A	2,986
Rano Blvd. Office	100 Rano Blvd., Vestal	Leased	2019	147
Cicero Office	5791 East Seymour St., Cicero	Owned	N/A	517
Camillus Office	100 Kasson Rd., Camillus	Leased	2010	35
Shop City Office	426 Grant Blvd., Syracuse	Leased	2009	50
Airport Plaza P&C Office	3803 Brewton Rd., N. Syracuse	Leased	2009	90
Penn Can P&C Office	7785 Frontage Rd., Cicero	Leased	2009	96
North Medical Office	5100 West Taft Rd., Liverpool	Leased	2017	75
Fayetteville Office	7320 Genesee St. E. Syracuse	Owned	N/A	842

(1)	Net book value of leasehold improvements is included.

BSB Bank & Trust also operates 55 ATMs (MachineTeller®), an extensive system within the market area, that provide 24-hour banking services. The Bank operates 12 proprietary bank service locations (StoreTeller®) situated in a large area supermarket chain. BSB Bank & Trust has issued approximately 100,000 plastic cards that allow depositors to use the ATMs and in-store facilities.

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

The common stock of the Company is listed on The NASDAQ Stock Market’s National Market System under the symbol “BSBN”. As of December 31, 2003, the Company had 2,131 shareholders of record and 9,246,514 shares of common stock issued and outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms.

Payment of dividends on the Company’s common stock is subject to various restrictions and limitations which may affect the Company’s ability to pay cash dividends in the future. See previous “Liquidity and Capital Resources” section for a discussion of these restrictions and limitations.

The following table sets forth the market price information for the common stock and the cash dividends paid per share:

	Price Range		Cash Dividends
2003	High	Low	Per Share
First Quarter	$23.10	$20.50	$0.25
Second Quarter	$28.20	$21.15	$0.25
Third Quarter	$27.72	$24.25	$0.25
Fourth Quarter	$40.65	$27.55	$0.25

	Price Range		Cash Dividends
2002	High	Low	Per Share
First Quarter	$30.24	$22.77	$0.25
Second Quarter	$32.80	$21.80	$0.25
Third Quarter	$26.70	$18.05	$0.25
Fourth Quarter	$23.39	$17.15	$0.25

ITEM 6.	SELECTED FINANCIAL DATA

BSB BANCORP, INC.

FIVE YEAR SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)

Selected Financial Condition Data:

At December 31,	2003	2002	2001	2000	1999
Total assets	$2,212,111	$2,034,667	$2,062,937	$2,315,376	$2,242,285
Total loans	1,449,244	1,347,431	1,484,707	1,838,745	1,739,585
Investment securities (1)	643,373	613,852	516,530	401,676	401,723
Deposits	1,589,086	1,442,756	1,496,937	1,881,226	1,901,204
Borrowings	410,768	378,118	360,251	225,468	142,045
Junior subordinated obligations (2)	48,202	—	—	—	—
Trust preferred securities (3)	—	48,000	30,000	30,000	30,000
Shareholders’ equity	146,303	148,926	155,825	155,785	154,493
Allowance for loan losses	47,421	63,250	58,829	59,291	29,134

Selected Operations Data:

For years ended December 31,	2003	2002	2001	2000	1999
Total interest income	$114,801	$129,488	$163,494	$192,346	$176,117
Total interest expense	42,965	51,219	82,167	102,189	89,576

Net interest income	71,836	78,269	81,327	90,157	86,541
Provision for loan losses	10,088	46,170	18,224	53,721	19,137

Net interest income after provision for loan losses	61,748	32,099	63,103	36,436	67,404

Non-interest income	13,540	17,763	13,532	14,748	12,975
Operating expense (4)	49,546	48,333	43,603	47,597	50,824

Income before income taxes	25,742	1,529	33,032	3,587	29,555
Income tax expense (benefit)	8,725	(254)	12,572	1,316	11,330

NET INCOME	$17,017	$1,783	$20,460	$2,271	$18,225

Share and Per Share Data:
Basic earnings per share	$1.85	$0.19	$2.05	$0.22	$1.80
Diluted earnings per share	$1.81	$0.18	$2.02	$0.22	$1.77
Cash dividends per share	$1.00	$1.00	$1.00	$1.00	$0.95
Book value per share	$15.82	$15.78	$16.19	$15.08	$15.11

Selected Financial Ratios and Other Data:
Weighted average yield of all interest-earning assets	5.60%	6.49%	7.77%	8.71%	8.16%
Weighted average cost of all interest-bearing liabilities	2.39%	2.97%	4.49%	5.26%	4.64%
Interest rate spread during the period	3.21%	3.52%	3.28%	3.95%	3.52%
Interest rate margin during the period	3.51%	3.92%	3.87%	4.08%	4.01%
Return on average assets	0.81%	0.09%	0.95%	0.10%	0.82%
Return on average equity	11.74%	1.15%	12.87%	1.41%	11.69%
Efficiency ratio	58.03%	52.59%	46.11%	45.37%	51.07%
Average equity to average assets	6.87%	7.54%	7.37%	7.08%	6.99%
Dividend payout ratio	53.93%	539.88%	48.83%	452.97%	52.95%

(1)	Includes Federal Home Loan Bank of New York stock
(2)	Represents junior subordinated obligations issued to unconsolidated subsidiary trusts
(3)	Represents mandatorily redeemable preferred trust securities issued by consolidated subsidiary trusts
(4)	Includes merger related expenses of $325,000 in 2003, $2.0 million in 2000 and $5.4 million in 1999

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

The following section presents highlight information from management to assist with understanding the consolidated financial condition and results of operations of BSB Bancorp, Inc. and its subsidiaries during the year ended December 31, 2003 and the preceding two years. The consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K, should be read in conjunction with the discussions in this section. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under “Forward-Looking Statements” included previously in this Annual Report on Form 10-K.

Overview

BSB Bancorp, Inc. (the “Company”) is a full-service financial services company, providing a wide variety of loan, deposit and other banking products to its business, individual or retail, and municipal customers, as well as a full range of mortgage banking, trust, investment and insurance services. The Company is the bank holding company of BSB Bank & Trust Company (the “Bank”), Binghamton, New York, a New York-chartered commercial bank and trust company. The Company originates real estate mortgages, both residential and commercial, consumer loans and commercial business loans throughout its primary market area utilizing customer deposits and borrowings. The primary market area of the Bank includes Broome, Chenango, Onondaga and Tioga Counties of New York State with services provided by 20 full-service branches of the Bank as of December 31, 2003. Additional banking services are provided by a network of branch-based and off-premise automatic teller machines, as well as 12 proprietary banking service locations (“Storeteller”) within a large area supermarket chain.

From an industry and national perspective, the Company’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and, to a lesser extent, non-interest income such as trust service fees, checkcard interchange income, loan servicing fees, and service charges on deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. During 2003, the Federal government’s focus was marked by steady low interest rates intended to stabilize the current economy and to provide stimulation to future industrial economic growth. Lending activities are also significantly influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company’s primary market area.

In the last three years, management recognized that overall future growth would depend on the Company’s success with overall operating efficiency and the continuing efforts to improve overall asset quality, especially relative to its commercial loan portfolio. Another key factor relates to the Company’s ability to minimize credit risk despite the significant influence of national and regional economic factors.

During recent years, the Company has initiated strategic changes to its bank operations intended to enhance the Bank’s utilization of resources, and the effectiveness of customer services within its primary market area. In May 2003, the Company opened a new in-house item processing center primarily to facilitate direct control over the technology and operational processing of bank and customer transactions through the Federal Reserve. In December 2002, the Bank completed the sale of two Elmira, New York branches with deposit liabilities of $44.2 million, and recognized a net gain of $3.1 million from the disposition. In May 2001, the Bank sold its Oswego supermarket branch office, including $4.3 million of deposit liabilities, and had a net gain of $299,000 on disposition. In March 2002, the Company sold its credit card portfolio and realized a net gain of $1.8 million.

Since November 2000, the Company has dedicated substantial resources to its goal to improve overall asset quality. Significant improvements have been achieved relative to collections or recoveries from the disposition of collateral, especially related to the Company’s level of non-performing commercial loans. Also, in November 2003, the Company made the decision to sell and sold certain large, under-performing loans with an aggregate carrying value of $36.7 million. The proceeds from the sale of these loans, net of estimated transaction costs, was $27.2 million. The $9.5 million difference between the carrying value and the net proceeds from the sale of these loans approximated the Company’s previously established loan loss reserves and was charged-off against the allowance for loan losses. Prior to the decision to sell, these loans were either non-performing or performing loans classified as substandard. As a result of the sale, non-performing loans and substandard performing loans declined, as discussed further below.

Positive achievements related to a reduction of corporate credit risk are highlighted by the Company’s two consecutive years with record levels of residential mortgage loan originations in 2002 and 2003. The Company actively marketed a fixed-rate, bi-weekly mortgage product to its primary market areas to achieve such volume. Similarly, credit risk has improved in our commercial loan portfolio due to the shift to emphasize growth in the volume of commercial real estate-secured loans.

Pending Merger

On December 24, 2003, Partners Trust Financial Group, Inc. (“Partners”) announced a definitive agreement to acquire BSB Bancorp, Inc. The merger is contingent upon the successful conversion and restructuring of Partners and Partners Trust, MHC into a full capital stock corporation. The Company will be merged into the reorganized Partners following the conversion. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of the Company will be able to elect either $36.00 in cash or shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The exchange ratio for the stock portion will be determined by dividing $36.00 by the price at which shares of Partners Trust common stock are sold in the conversion. The aggregate value of the transaction is approximately $347 million.

Critical Accounting Policies

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations. While management’s evaluation of the allowance for loan losses as of December 31, 2003 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan losses policy would also require making additional provisions for loan losses. All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the Consolidated Financial Statements, to gain a greater understanding of how the Company’s financial performance is reported.

FINANCIAL CONDITION

Total assets were $2.2 billion at December 31, 2003 compared to $2.0 billion at December 31, 2002, an increase of 8.7%. Changes in the composition of its assets relate directly to the Company’s strategy to shift and improve the mix of the loan portfolio and to reduce credit risk. The most significant elements relate to the increases of $118.7 million in aggregate net loan portfolio, an increase of $31.6 million in investment securities, and a $21.0 million increase in bank owned life insurance (“BOLI”) assets.

The Company’s total loan portfolio increased $101.8 million or 7.6% to $1,449.2 million at December 31, 2003 from $1,347.4 million at December 31, 2002. The primary changes related to increases in real estate loans offset by decreases in the commercial and industrial loan (“C&I”) portfolio. Real estate loans increased by $280.9 million since December 31, 2002 to $758.2 million at December 31, 2003. The most significant growth has been in residential mortgage loans with an increase of $228.4 million, which represents 81.3% of the year-to-date growth in overall real estate loans.

Throughout 2003, the Company has continued to actively pursue opportunities to be a leader of the residential mortgage business in its primary markets. Residential mortgage loan originations set annual records each of the last two years with annual originations of $390.8 million in 2003 and $200.5 million in 2002 compared to $90.6 million in 2001. In response to the higher demand levels, the Company actively marketed a fixed-rate, bi-weekly mortgage loan product, which contributed significantly to the increased origination volume in our key market areas. For 2003, bi-weekly mortgage loan originations were $264.5 million or 67.8% of the aggregate originations for the same period. Also, 84.0% of all bi-weekly originations were 10- and 15-year loans, which increased the residential loan portfolio in categories with shorter durations. The bi-weekly mortgage loan products promoted by the Company also require payment by automatic debit to a checking account with the Company. Such deposit account relationships have contributed directly to the Company’s growth in checking accounts, discussed later, since they tend to retain higher than average deposit balances. In 2003, as well as 2002, demand continued to be high for residential mortgage loans due to the historically low interest rate environment. During the last quarter of 2003, residential mortgage originations slowed dramatically, consistent with the national trends for related interest rates. Despite such slowdown, the Company considers itself well positioned to maintain a leadership role in the residential mortgage market within the Bank’s primary geographic areas. In addition, the Company achieved market penetration in Central New York, including other nearby target markets, by developing additional wholesale mortgage relationships in such areas. For 2003, residential mortgage originations from wholesale sources represented 39.6% of the current year originations compared to 34.4% for 2002. In addition, residential mortgage originations associated with refinancing of existing mortgages declined to 27.3% of total residential mortgage originations in 2003 from 33.2% in 2002.

The commercial real estate loan portfolio increased 35.7% to $199.4 million at December 31, 2003 compared to $147.0 million at December 31, 2002. Growth in the commercial real estate portfolio continues as a strategic initiative for the Company despite the overall slow economic growth of moderate-sized commercial organizations within our principal market areas. As a result, recent growth of this portfolio generally has been from projects within geographic regions of New York outside our primary market area, yet familiar to our loan officers. Commercial real estate loan originations were $97.7 million for the year 2003 compared to $42.8 million for 2002.

During 2003, the C&I loan portfolio had a net decrease of $168.5 million to $323.6 million at December 31, 2003 from $492.2 million at December 31, 2002. Approximately $32.5 million of this reduction relates to loan charge-offs (see “Asset Quality”) in 2003, of which $9.5 million relates to those commercial loans included in the November 2003 sale discussed earlier. The November sale of certain C&I loans represents $36.7 million of the overall decline in the portfolio; however, the primary decrease is associated with principal reductions and loan pay-offs. During 2003, the Company originated $53.8 million of C&I loans compared to $99.4 million for 2002.

Consumer loans decreased to $367.4 million at December 31, 2003 from $378.0 million at December 31, 2002, which reflects stability for an important component of a balanced loan mix. Consumer loans provide opportunities to meet the credit needs of our individual customers, and the short-term nature of these loans shortens the duration of the entire loan portfolio. The decrease in consumer loans reflects overall decline in consumer loan originations, with the most significant declines in new auto loan originations. New auto loans continued to lag due to heavy competition in the new car market from auto manufacturers’ incentives provided to market their products. During 2003, the Company has emphasized growth in certain used car loans financed for customers with higher than average FICO scores. Mobile home loans declined $10.3 million in 2003 to $45.1 million at December 31, 2003, primarily due to regular repayment terms for such loans with minimal new originations in 2003. In addition, equity lines of credit have increased $7.2 million or 9.6% for 2003 reducing the impact of the decline in overall consumer originations. Equity line of credit originations increased to 16.7% of all 2003 consumer originations and tend to have longer repayment terms than the remainder of this portfolio.

The Company’s investment portfolio activity continues to reflect the ongoing role for such assets’ demands associated with fluctuations in loan demand, as well as fulfilling the regulatory and operational liquidity demands of day-to-day business activities. Despite the continued rapid amortization and call of securities related to the low interest rate environment, the Company maintained investment securities (including Federal Home Loan Bank of New York stock) at $643.4 million at December 31, 2003 compared to $613.9 million at December 31, 2002. Mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), represented approximately 58% of the December 31, 2003 portfolio compared to 65% of the aggregate portfolio at December 31, 2002. Other securities consist of United States Treasury securities, United States Government Agency securities, as well as obligations of state and local governments and corporate debt and equity securities. Continued high levels of prepayments on mortgage-backed securities impacted the current year-to-date yield of the investment portfolio; however, they provide sufficient liquidity to fund the increased levels of real estate loans previously described.

In March 2003, the Company sold its entire holdings of certain corporate securities based upon an internal analysis that anticipated downgrades associated with deteriorating fundamentals of the issuer. These corporate securities have been classified as held to maturity securities from the time of their initial purchase in 2002. Under the provisions of SFAS No. 115, such sales transactions cast doubt on the Company’s intent to hold other held to maturity securities to maturity. As a result, in March 2003, the Company reclassified its entire remaining held to maturity portfolio to available for sale. The aggregate amortized cost of the held to maturity portfolio was $44.9 million at the time of the transfer. In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

The Company initially purchased $20.0 million of bank owned life insurance (“BOLI”) in December 2002 with an additional $20.0 million acquired in December 2003. The Company’s BOLI investment was acquired to provide funding for certain employee benefits, and is carried at the cash surrender value of the underlying policies. BOLI provides tax-exempt income (recorded as non-interest income) based on increases in the cash surrender value of the underlying policies.

Total deposits increased to $1,589.1 million at December 31, 2003 compared to $1,442.8 million at December 31, 2002. Money market deposits increased by $90.2 million during the year, primarily related to the $88.9 million increase in municipal accounts, which tend to be cyclical consistent with the related government activities. Total time deposits increased $51.3 million at December 31, 2003 compared to December 31, 2002. Retail time deposits declined by $39.8 million, while municipal time deposits increased by $9.8 million, moneydesk time deposits increased by $1.4 million and brokered certificates of deposit increased by $79.9 million in 2003. The increase to brokered time deposits occurred principally in the fourth quarter, and reflects the Company’s use of such instruments to provide incremental funding to meet cash flow needs.

The following table shows the deposit composition at December 31:

	2003		2002
(Dollars in Thousands)	Deposits	Percent	Deposits	Percent
Savings accounts	$181,720	11.4%	$175,637	12.2%
Money market deposit accounts	429,376	27.0%	339,191	23.5%
Time deposits	692,912	43.6%	641,635	44.5%
NOW accounts	128,400	8.1%	131,535	9.1%
Non-interest-bearing demand accounts	156,678	9.9%	154,758	10.7%

	$1,589,086	100.0%	$1,442,756	100.0%

The Company’s borrowings increased to $410.8 million at December 31, 2003 from $378.1 million at December 31, 2002. The primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances which account for $390.8 million and $335.9 million of aggregate borrowings at December 31, 2003 and 2002, respectively. New FHLB advances for 2003 have a weighted average term of 1.76 years at December 31, 2003. The comparative weighted average term for all FHLB advances outstanding at December 31, 2003 was 3.27 years. Other borrowings at December 31, 2003 were primarily comprised of $18.8 million of securities sold under agreements to repurchase. Borrowings, along with deposits, are used to fund the Company’s lending and investment activities.

Total shareholders’ equity decreased by $2.6 million in 2003 primarily due to treasury stock purchases of 318,238 shares for $7.1 million. The treasury stock purchases were primarily part of a stock repurchase program authorized by the Company’s Board of Directors in October 2002, which expired in March 2003. Shares were repurchased during the year in open market and unsolicited, negotiated transactions that were subject to availability and prices which were acceptable to the Company. Currently, no additional stock repurchase program has been authorized. Other decreases in shareholders’ equity were attributed to cash dividends paid of $9.2 million and $5.9 million of other comprehensive losses, and increases in shareholders’ equity were attributed to other comprehensive income and the exercise of stock options.

Asset Quality

In order to improve overall asset quality, the Company has dedicated itself to implementing a strong credit culture, which is expected to translate into an improved or lower credit risk profile for the future. The Company utilizes a system to rate substantially all of its commercial loans based on their respective risks. The system assists management in assessing the adequacy of the allowance for loan losses. Loan ratings are continually reviewed to determine the integrity of the respective ratings.

Total non-performing assets were $14.4 million or 0.65% of total assets at December 31, 2003, compared to $53.7 million or 2.64% of total assets at December 31, 2002. Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed in a non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery.

The following table sets forth information regarding non-accrual loans, accruing loans which are 90 days or more overdue and other real estate owned (“ORE”) held by the Company at the dates indicated:

(Dollars in Thousands) December 31,	2003	2002	2001	2000	1999
Non-accrual loans:
Commercial loans	$11,186	$34,614	$42,424	$17,104	$1,852
Residential real estate loans	622	616	882	2,071	2,161
Commercial real estate loans	32	2,647	4,235	1,522	53
Consumer loans	134	288	—	—	—
Troubled debt restructured loans	1,126	12,172	12,255	10,660	6,596

Total non-accrual loans	13,100	50,337	59,796	31,357	10,662
Accruing loans with principal or interest payments 90 days or more overdue	109	278	879	781	945

Total non-performing loans	13,209	50,615	60,675	32,138	11,607

Other real estate owned and repossessed assets	1,231	3,109	2,034	1,805	2,442

Total non-performing assets	$14,440	$53,724	$62,709	$33,943	$14,049

Total non-performing loans to total loans	0.91%	3.76%	4.09%	1.75%	0.67%

Total non-performing assets to total assets	0.65%	2.64%	3.04%	1.47%	0.63%

In addition to the non-accruing troubled debt restructured loans shown above, the Company also had accruing loans classified as troubled debt restructured loans totaling $13.8 million, $13.8 million, $8.8 million, $4.8 million and $13.1 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The Company does not consider these loans to be non-performing assets.

Commercial loans and troubled debt restructured loans that are in non-accrual status decreased to $12.3 million at December 31, 2003 from $46.8 million at December 31, 2002. A significant factor in such decreases relates to the November 2003 sale of certain large, under-performing commercial loans with an aggregate carrying value of $36.7 million. Non-performing loans totaling $14.5 million were included in the November sale. Charge-offs of $32.5 million of commercial loans and non-accruing troubled debt restructured loans amounted to $32.5 million that reduced non-performing loans in 2003. New non-performing commercial loans and non-accruing troubled debt restructured loans of $25.8 million were added in 2003, partially offset by $13.3 million of pay-downs or pay-offs in these loan categories for the same period.

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due under the contractual terms of the loan agreement. The measurement of impaired loans may be based upon the present value of expected future cash flows discounted at the contractual interest rate, or for loans that have become collateral dependent are based on the fair value of the collateral. At December 31, 2003, the Company’s recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $26.1 million with an impairment allowance aggregating $6.8 million. At December 31, 2002, total loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $63.2 million with an impairment allowance aggregating $15.2 million, with impaired loans of $18.8 million having no impairment allowance. For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was approximately $39.0 million and $58.1 million, respectively. The Company recognized, on a cash basis, $599,000 of interest in 2003 and $544,000 of interest in 2002 on impaired loans during the portion of the respective year they were impaired.

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

The allowance for loan losses was $47.4 million or 3.27% of total loans outstanding at December 31, 2003 providing coverage for non-performing loans of 359.01%. At December 31, 2002, the coverage of non-performing loans was 124.96%, as the allowance for loan losses was $63.3 million or 4.69% of total loans outstanding. The improved coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

Performing loans past due 30-89 days increased to $6.9 million at December 31, 2003 from $6.1 million at December 31, 2002. As noted above, over the last two years the Company has focused on establishing consistent and conservative underwriting standards, as well as identifying and managing non-performing assets. As part of this process, the Company has also expanded the definition of loans identified as potential problem loans to include all accruing loans classified as substandard in order to focus management efforts to address problems. By identifying these loans under the Company’s current rating system, management is focused on addressing problems associated with loans before they become non-performing. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Performing substandard loans decreased to $53.4 million ($0.8 million of which are accruing troubled debt restructured loans) at December 31, 2003 compared to $78.2 million ($12.2 million of which are accruing troubled debt restructured loans) at December 31, 2002. Potential problem loans at December 31, 2003 primarily consisted of commercial and industrial loans.

The allowance for loan losses required an aggregate provision for loan losses of $10.1 million in 2003 compared to $46.2 million in 2002. The 2002 provision included a provision of $26.7 million during the second quarter which reflected specific circumstances affecting specific individual loans and an ongoing analysis of other borrowers whose reported financials revealed further deterioration of collateral and repayment ability. The decreased provision for loan losses in 2003 was primarily due to the decreased net loan charge-offs, the changed mix of the overall loan portfolio and the reduction of non-performing and problematic loans, discussed above.

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated:

(Dollars in Thousands) Years Ended December 31,	2003	2002	2001
Average total loans outstanding	$1,409,653	$1,359,891	$1,657,154

Allowance at beginning of period	$63,250	$58,829	$59,291

Charge-offs:
Commercial loans	32,527	42,934	16,688
Consumer loans	4,089	4,422	6,657
Residential real estate loans	94	88	228
Commercial real estate loans	891	1,112	58

Total loans charged-off	37,601	48,556	23,631

Recoveries:
Commercial loans	10,212	4,578	3,459
Consumer loans	1,472	2,229	1,340
Commercial real estate loans	—	—	146

Total recoveries	11,684	6,807	4,945

Net charge-offs	25,917	41,749	18,686

Provision for loan losses	10,088	46,170	18,224

Allowance at end of period	$47,421	$63,250	$58,829

Ratio of net charge-offs to:
Average total loans outstanding	1.84%	3.07%	1.13%
Ratio of allowance to:
Non-performing loans	359.01%	124.96%	96.96%
Year-end total loans outstanding	3.27%	4.69%	3.96%

Other real estate owned (“ORE”) and repossessed assets include property acquired by foreclosure or by deed in lieu of foreclosure. At December 31, 2003, total ORE and repossessed assets totaled $1.2 million, representing a decrease of $1.9 million or 60.4% compared to $3.1 million at December 31, 2002. Other repossessed assets primarily represent commercial equipment representing former collateral on certain commercial loans, as well as consumer loan collateral including vehicles and mobile home units.

RESULTS OF OPERATIONS

The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earnings assets, primarily loans and investments, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company’s operating results also are significantly affected by the provision for loan losses, operating expenses, income taxes, and the level of non-interest income, including gains or losses on sale of loans and securities and other fees.

Comparison of Operating Results for the Years 2003 and 2002

General

For the year ended December 31, 2003, the Company reported net income of $17.0 million compared to $1.8 million for the year ended December 31, 2002. Basic and diluted earnings per share were $1.85 and $1.81, respectively, for the year ended 2003 compared to basic and diluted earnings per share of $0.19 and $0.18 for the year ended December 31, 2002. The weighted average common shares outstanding were 9,209,058 for the year ended December 31, 2003, down 4.0% or 380,303 shares from the previous year. The decrease in the average shares outstanding is primarily attributed to the Company’s stock repurchase programs which expired in March 2003. Return on average assets for the year ended December 31, 2003 was 0.81% and 0.09% for 2002. The return on average equity was 11.74% for the year ended December 31, 2003 compared to 1.15% for 2002.

Average interest-earning assets increased $54.0 million or 2.71% to $2.0 billion for the year ended December 31, 2003. Changes in average earning assets generally follow the trends discussed earlier under “Financial Condition”.

Net Interest Income

Net interest income is impacted by the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.

The Company earned net interest income of $71.8 million and $78.3 million in 2003 and 2002, respectively. The continuing national trend of historically low interest rates produced a decrease in net interest income of 8.2% in 2003 from 2002 despite the increase in average balances. The changes in the loan and security portfolios, discussed earlier, generally reflect downward trends in rates associated with lower risk assets in addition to the current market rates. As a result, the Company’s interest rate spread decreased to 3.21% in 2003 from 3.52% in 2002 and net interest margin for the year 2003 decreased to 3.51% compared to 3.92% for the year 2002. Average earning asset balances increased 2.71% to $2,048.5 million for 2003 from $1,994.5 million for 2002.

The following table sets forth information regarding average balances of the Company’s assets and liabilities and shareholders’ equity, as well as changes in such amounts from period to period to facilitate an understanding of the comparative elements of overall earnings performance:

Years Ended December 31,	2003			2002			2001
(Dollars in Thousands)	Average Balance	Increase Amount	(Decrease) %	Average Balance	Increase Amount	(Decrease) %	Average Balance
Interest-earning assets:
Commercial loans	$423,243	$(193,166)	(31.3)%	$616,409	$(261,985)	(29.8)%	$878,394
Consumer loans:
Personal-direct	69,374	7,594	12.3	61,780	975	1.6	60,805
Personal-indirect	259,780	(1,431)	(0.5)	261,211	(35,541)	(12.0)	296,752
Other (1)	43,982	2,782	6.8	41,200	(7,508)	(15.4)	48,708

Total consumer loans	373,136	8,945	2.5	364,191	(42,074)	(10.4)	406,265

Real estate loans:
Residential-fixed	390,062	207,223	113.3	182,839	43,230	31.0	139,609
Commercial-fixed	37,745	17,368	85.2	20,377	8,694	74.4	11,683
Residential-adjustable	62,547	(8,038)	(11.4)	70,585	(10,173)	(12.6)	80,758
Commercial-adjustable	125,418	18,811	17.6	106,607	(34,670)	(24.5)	141,277

Total real estate loans	615,772	235,364	61.9	380,408	7,081	1.9	373,327

Investment securities (2)	622,896	9,135	1.5	613,761	204,817	50.1	408,944
Loans held for sale	6,905	3,346	94.0	3,559	1,530	75.4	2,029
Federal funds sold	6,569	(9,649)	(59.5)	16,218	(17,754)	(52.3)	33,972

Total interest-earning assets	2,048,526	53,980	2.7	1,994,546	(108,385)	(5.2)	2,102,931

Allowance for loan losses	(61,707)	(4,041)	7.0	(57,666)	1,426	(2.4)	(59,092)
Non-interest-earning assets	124,256	13,368	12.1	110,888	(1,832)	(1.6)	112,720

Total assets	$2,111,070	$63,302	3.1%	$2,047,768	$(108,791)	(5.0)%	$2,156,559

Interest-bearing liabilities:
Deposits:
Savings	$181,847	$5,642	3.2%	$176,205	$12,985	8.0%	$163,220
Money market	385,546	12,737	3.4	372,809	9,183	2.5	363,626
Time deposits	632,725	(43,214)	(6.4)	675,939	(207,453)	(23.5)	883,392
NOW	122,955	2,042	1.7	120,913	7,124	6.3	113,789

Total deposits	1,323,073	(22,793)	(1.7)	1,345,866	(178,161)	(11.7)	1,524,027
Borrowings	429,062	83,924	24.3	345,138	71,067	25.9	274,071
Trust preferred securities (3)	47,446	11,660	32.6	35,786	5,786	19.3	30,000

Total interest-bearing liabilities	1,799,581	72,791	4.2	1,726,790	(101,308)	(5.5)	1,828,098

Non-interest-bearing liabilities	17,087	1,064	6.6	16,023	(7,018)	(30.5)	23,041
Non-interest-bearing demand accounts	149,470	(1,013)	(0.7)	150,483	3,991	2.7	146,492
Shareholders’ equity	144,932	(9,540)	(6.2)	154,472	(4,456)	(2.8)	158,928

Total liabilities and shareholders’ equity	$2,111,070	$63,302	3.1%	$2,047,768	$(108,791)	(5.0)%	$2,156,559

(1)	Other loans include passbook, overdraft, credit cards (portfolio sold in the first quarter of 2002), checkcard reserve and student loans
(2)	At amortized cost and include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock
(3)	Reflects full year average for trust preferred securities since FASB Interpretation No. 46 R was implemented on last day of 2003 (see Recent Accounting Pronouncements)

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

Years Ended December 31,	2003			2002			2001
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$423,243	$26,536	6.27%	$616,409	$40,565	6.58%	$878,394	$70,543	8.03%
Consumer loans:
Personal-direct	69,374	4,753	6.85	61,780	5,201	8.42	60,805	5,817	9.57
Personal-indirect	259,780	17,294	6.66	261,211	20,780	7.96	296,752	26,551	8.95
Other (1)	43,982	2,035	4.63	41,200	2,558	6.21	48,708	4,786	9.83

Total consumer loans	373,136	24,082	6.45	364,191	28,539	7.84	406,265	37,154	9.15

Real estate loans:
Residential-fixed	390,062	21,926	5.62	182,839	12,536	6.86	139,609	10,298	7.38
Commercial-fixed	37,745	2,588	6.86	20,377	1,587	7.79	11,683	1,037	8.88
Residential-adjustable	62,547	3,227	5.16	70,585	4,536	6.43	80,758	6,409	7.94
Commercial-adjustable	125,418	8,930	7.12	106,607	8,583	8.05	141,277	11,755	8.32

Total real estate loans	615,772	36,671	5.96	380,408	27,242	7.16	373,327	29,499	7.90

Investment securities (2)	622,896	27,032	4.34	613,761	32,622	5.32	408,944	25,008	6.12
Loans held for sale	6,905	400	5.79	3,559	233	6.55	2,029	189	9.31
Federal funds sold	6,569	80	1.22	16,218	287	1.77	33,972	1,101	3.24

Total interest-earning assets	2,048,526	$114,801	5.60%	1,994,546	$129,488	6.49%	2,102,931	$163,494	7.77%

Allowance for loan losses	(61,707)			(57,666)			(59,092)
Non interest-earning assets	124,256			110,888			112,720

Total assets	$2,111,070			$2,047,768			$2,156,559

Interest-bearing liabilities:
Deposits:
Savings	$181,847	$1,416	0.78%	$176,205	$2,551	1.45%	$163,220	$4,092	2.51%
Money market	385,546	4,773	1.24	372,809	5,667	1.52	363,626	11,500	3.16
Time deposits	632,725	18,783	2.97	675,939	26,401	3.91	883,392	48,878	5.53
NOW	122,955	264	0.21	120,913	710	0.59	113,789	1,522	1.34

Total deposits	1,323,073	25,236	1.91	1,345,866	35,329	2.63	1,524,027	65,992	4.33
Borrowings	429,062	14,700	3.43	345,138	13,162	3.81	274,071	13,738	5.01
Trust preferred securities (3)	47,446	3,029	6.38	35,786	2,728	7.62	30,000	2,437	8.12

Total interest-bearing liabilities	1,799,581	42,965	2.39%	1,726,790	51,219	2.97%	1,828,098	82,167	4.49%

Non-interest-bearing liabilities	17,087			16,023			23,041
Non-interest-bearing demand accounts	149,470			150,483			146,492
Shareholders’ equity	144,932			154,472			158,928

Total liabilities and shareholders’ equity	$2,111,070			$2,047,768			$2,156,559

Net interest income		$71,836			$78,269			$81,327

Net earning assets	$248,945			$267,756			$274,833

Net interest rate spread			3.21%			3.52%			3.28%

Net interest rate margin			3.51			3.92			3.87

Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.16x			1.15x

(1)	Other loans include passbook, overdraft, credit cards (portfolio sold in the first quarter of 2002), checkcard reserve and student loans
(2)	At amortized cost and include securities available for sale, securities held to maturity and Federal Home Loan Bank of New York stock
(3)	Reflects full year average for trust preferred securities since FASB Interpretation No. 46 R was implemented on last day of 2003 (see Recent Accounting Pronouncements)

Rate/Volume Analysis

The table below presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate) and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	2003 Compared to 2002 Increase (Decrease)			2002 Compared to 2001 Increase (Decrease)
(Dollars in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income on interest-earning assets:
Commercial loans	$(12,190)	$(1,839)	$(14,029)	$(18,673)	$(11,305)	$(29,978)
Consumer loans	686	(5,143)	(4,457)	(3,616)	(4,999)	(8,615)
Real estate loans	14,624	(5,195)	9,429	550	(2,807)	(2,257)
Investment securities	479	(6,069)	(5,590)	11,227	(3,613)	7,614
Loans held for sale	197	(30)	167	112	(68)	44
Federal funds sold	(136)	(71)	(207)	(436)	(378)	(814)

Total	3,660	(18,347)	(14,687)	(10,836)	(23,170)	(34,006)

Interest expense on interest-bearing liabilities:
Savings	80	(1,215)	(1,135)	304	(1,845)	(1,541)
Money market	188	(1,082)	(894)	283	(6,116)	(5,833)
Time deposits	(1,603)	(6,015)	(7,618)	(10,001)	(12,476)	(22,477)
NOW	12	(458)	(446)	90	(902)	(812)

Total deposits	(1,323)	(8,770)	(10,093)	(9,324)	(21,339)	(30,663)
Borrowings	2,971	(1,433)	1,538	3,120	(3,696)	(576)
Trust preferred securities	792	(491)	301	448	(157)	291

Total	2,440	(10,694)	(8,254)	(5,756)	(25,192)	(30,948)

Net interest income	$1,220	$(7,653)	$(6,433)	$(5,080)	$2,022	$(3,058)

Interest on Commercial Loans

Commercial loans, which represent 22.3% of total loans at December 31, 2003, tend to increase the interest rate sensitivity of the overall loan portfolio, because interest rates on such loans are generally tied to the Company’s Prime Rate. In 2003, general interest rates, including the Company’s commercial loan Prime Rate, stabilized at historically lower levels following a steady decrease that commenced during 2001.

Commercial loans have been a primary focus and concern of management over the last three years due to the negative impact of national interest rate trends and regional economic conditions on both their interest rate risk and loan quality. Thus, as the Company continues to reallocate its asset balances, the average balance of commercial loans has declined each year since 2001. Lower commercial loan balances were a primary factor in the overall lower levels of interest income. The average balance of commercial loans decreased by $193.2 million to $423.2 million for the year 2003 from 2002. In addition, the average yield on commercial loans decreased to 6.27% for 2003 compared to 6.58% for 2002. Also, non-accrual loans, which are primarily commercial loans, impact the overall yield; however, the improvements in the level of non-accruals lessened their impact on the 2003 yield.

Interest on Consumer Loans

The consumer loan portfolio includes principally fixed-rate loans with short terms. Since consumer loan rates had few changes during 2003 due to the historically low interest rates, the average yield on the aggregate consumer loan portfolio decreased to 6.45% for 2003 compared to 7.84% in 2002. The average balance of all consumer loans increased $8.9 million to $373.1 million for the year 2003 from $364.2 million in 2002. Changes in the mix of the consumer loan portfolio also contributed to the decrease in yield from 2002 to 2003. In 2003, the Company shifted to lower risk home equity lines of credit during a period of very competitive conditions in the new auto loan market. Since 2002, the Company has de-emphasized the origination of mobile home loans, which generally have higher yields than other consumer loan types, but also have increased credit risk.

Interest on Real Estate Loans

Interest income from total real estate loans increased $9.4 million, or 34.6%, to $36.7 million in 2003 from $27.2 million in 2002. The strategic shift to real estate loans, especially in the residential category, provided the most significant positive impact on net interest income for 2003.

The record setting level of residential originations, discussed earlier, is reflected in the growth of average residential mortgage balances. Fixed-rate residential mortgages increased 113.3% to average balances of $390.1 million in 2003 from $182.8 million in 2002. Though the average balance of adjustable-rate residential mortgages decreased in 2003 from 2002, fourth quarter activity was higher than normal as both regional and national market trends showed some reversal in rates, especially for extended term loans. As a result, residential loans provided approximately $8.1 million or 85.7% of the overall increase in income from all real estate loans.

In 2002, the Company acquired a single facility to house the consolidation of all mortgage lending activities and facilitate the growth of the Company’s real estate loan portfolio. The single facility promotes processing efficiency and improvement in the quality of customer service.

In the commercial real estate category, interest income increased $1.3 million or 13.3% to $11.5 million for 2003 over 2002. The most significant increase in interest income was attributed to the growth in fixed-rate commercial real estate loans, discussed earlier, which provided average balances that represented 48.0% of the $36.2 million increase in volume and 74.3% of the $1.3 million increase in related interest income.

Interest on Investment Securities

Income from investment securities decreased to $27.0 million in 2003 compared to $32.6 million in 2002 and yields declined to 4.34% for 2003 compared to 5.32% for 2002. During 2003, the average balance of investment securities was $622.9 million, a minor increase of $9.1 million over the average balance of $613.8 million for 2002. Such results for 2003 reflect the heavy turnover of investment securities to facilitate the Company’s redistribution of assets. As the commercial loan portfolio declined, investment securities were invested, mainly in mortgage-backed securities, to provide readily available liquidity for corporate requirements. The relative yields were also influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities. As prepayments have increased due to the low rate environment, the Company has had to accelerate the premium amortization, thus decreasing yields.

Interest on Deposits

Interest expense on deposits for the year ended December 31, 2003 was $25.2 million, a decrease of $10.1 million or 28.6% from $35.3 million in 2002. The average cost of interest-bearing deposits declined to 1.91% in 2003 from 2.63% in 2002. National and regional trends of the interest rate environment, as well as competition in the Company’s primary markets, are the most significant factors that influenced the cost of such funds in 2003. Time deposits represent the most influential category of interest-bearing deposits, in terms of both volume and rate, impacting the Company’s annual cost for all interest-bearing deposits. The Company continues to monitor the cost and the availability of deposits against the cost and levels of borrowings to determine the best funding sources for the Company’s assets.

The average balance outstanding for all time deposits was $632.7 million for 2003, a decrease of $43.2 million or 6.4% from $675.9 million for 2002. The cost of funds for all time deposits decreased to $18.8 million in 2003 with an average rate of 2.97%, compared to $26.4 million in 2002 with an average rate of 3.91%. For the first nine months of 2003, the Company maintained sufficient liquidity to reduce its reliance on higher-costing deposits, especially brokered time deposits. In the fourth quarter, the average balance of brokered time deposits increased approximately $40.0 million with more than $22.9 million having terms in excess of three years.

Interest on Borrowings and Trust Preferred Securities

Borrowed funds are used to supplement retail and commercial deposits as needed to fund asset growth, lengthen liabilities and lower the cost of funds, when possible. In general, borrowings remove the volatility that can occur with moneydesk deposits and enhances planning for liquidity needs, yet the cost of such funds can approximate the costs of wholesale funds. The average balance of borrowings during 2003 increased to $429.1 million, with 89.3% of such borrowings being FHLB advances. The average interest rate paid on borrowings in 2003 decreased to 3.43% from 3.81% in 2002. The impact of the additional borrowings, though partially offset by the declining rates, resulted in an increase of $1.5 million in interest expense in 2003 on borrowings to $14.7 million compared to $13.2 million in 2002.

Interest expense on trust preferred securities increased $301,000 to $3.0 million in 2003 from $2.7 million in 2002. The changes in the cost of trust preferred securities correlates directly to the issuance of $25.0 million of new trust preferred securities from two subsidiary trusts during 2002. The new issues also had lower interest rates that lowered the average rate paid from 7.62% to 6.38%. The Company’s adoption of FASB Interpretation No. 46 R (“FIN 46 R”), effective December 31, 2003, had no impact on the cost of funds for 2003. See “Recent Accounting Pronouncements” for a discussion of FIN 46R.

Provision for Loan Losses

The provision for loan losses in 2003 was $10.1 million compared to $46.2 million in 2002. The lower provision for loan losses in 2003 as compared to 2002 is primarily due to the significant reduction in net loan charge-offs, the increase in recoveries, as well as both the reduction in non-performing loans and the changing mix of the overall loan portfolio. As discussed under the allowance for loan losses, the provision for loan losses reflects management’s assessment of the estimated losses inherent in the loan portfolio. Loans charged-off can fluctuate from period to period and the current level of charge-offs should not be considered an indicator of future levels. The November 2003 sale of certain large, under-performing commercial loans had no impact on the current provision for loan losses; however, the sale eliminated the exposure to any potential future deterioration in the value of such loans. See “Asset Quality” for a discussion of the allowance for loan losses and related analysis. See “Overview” for additional information on the commercial loan sale.

Non-interest Income

The following table summarizes changes in the major components of non-interest income:

(Dollars in Thousands)	2003	2002	$ Change	% Change
Service charges on deposit accounts	$5,190	$5,176	$14	0.3%
Checkcard interchange fees	1,407	1,422	(15)	(1.1)%
Mortgage servicing fees	607	832	(225)	(27.0)%
Fees and commissions - brokerage services	855	886	(31)	(3.5)%
Trust fees	1,210	1,308	(98)	(7.5)%
Income on bank owned life insurance	1,023	32	991	3,096.9%
Gain on sale of securities, net	1,339	292	1,047	358.6%
Gain on sale of branch offices, net	—	3,063	(3,063)	(100.0)%
Gain on sale of credit card portfolio, net	—	1,806	(1,806)	(100.0)%
Other income	1,909	2,946	(1,037)	(35.2)%

	$13,540	$17,763	$(4,223)	(23.8)%

Non-interest income was $13.5 million for the year ended December 31, 2003, a decrease of $4.2 million or 23.7% from the year ended December 31, 2002. The most significant changes in the year-to-year comparison relate to the Company’s 2002 sale of two branch offices and the sale of its credit card portfolio. The December 2002 sale of two branch offices in the Elmira, New York area resulted in a net gain of $3.1 million. The Company sold these branches, located in the Chemung County area, to concentrate on the further development of its retail branch operations in the Greater Binghamton and the Central New York regions. Earlier in 2002, the Company sold its credit card portfolio for a net gain of $1.8 million. The increasing costs associated with maintaining the technology to provide a high level of service to our customers and the higher levels of charge-offs associated with credit card debt made this portfolio less profitable for the Company.

As the serviced mortgage portfolio reduced to $265.0 million at December 31, 2003 from $366.0 million at December 31, 2002, the fee income generated from these loans serviced for others decreased to $607,000 for 2003 from $832,000 in 2002. Gains on security sales were $1.3 million in 2003 compared to $292,000 in 2002. Other income decreased $1.0 million in 2003 compared to 2002 with approximately $726,000 attributable to gains recognized on the repurchase of trust preferred securities during 2002.

Bank owned life insurance (“BOLI”) provided income of $1.0 million for a full year of income in 2003 with minimal comparable income in the previous year since the initial BOLI investment was in December 2002. BOLI income is expected to continue at a similar rate of return dependent on the current market for such securities, as well as the impact of the additional $20 million BOLI investment in December 2003.

Operating Expense

The following table summarizes changes in the major components of operating expense:

(Dollars in Thousands)	2003	2002	$ Change	% Change
Salaries, pensions and employee benefits	$27,044	$24,769	$2,275	9.2%
Building occupancy	4,561	4,259	302	7.1%
Advertising and promotion	1,260	1,293	(33)	(2.6)%
Professional fees	2,374	2,890	(516)	(17.9)%
Data processing costs	4,662	5,534	(872)	(15.8)%
Services	3,082	2,905	177	6.1%
System conversion expenses	—	387	(387)	(100)%
Merger related expenses	325	—	325	100%
Other real estate owned and repossessed asset expenses, net	555	688	(133)	(19.3)%
Other expenses	5,683	5,608	75	1.3%

	$49,546	$48,333	$1,213	2.5%

Operating expense totaled $49.5 million for the year ended December 31, 2003 compared to $48.3 million for the year 2002, an increase of $1.2 million or 2.5%. The most significant factor relates to salaries, pensions and other employee benefits which increased $2.3 million or 9.2% in 2003 compared to 2002. Salary costs increased $1.2 million for 2003 compared to 2002 due to additional performance incentive bonuses of $1.1 million as well as salaries related to the Company’s new item processing center, discussed below. Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. Defined benefit plan pension costs increased $609,000 and reflect the expected increase in the net periodic pension costs. The current trend for increased health insurance and pension costs is expected to continue into 2004.

In May 2003, the Company opened a new in-house item processing center primarily to facilitate direct control over the technology and operational processing of transactions with the Federal Reserve. Prior to such date, these processing costs were included primarily under the data processing category. Year-to-date operating expenses for the item processing center totaled $1.3 million, including $269,000 for salaries and related benefits. In 2002, such operating expenses were included primarily in data processing costs which declined $872,000 in 2003.

Professional fees associated with loan collections, as well as other real estate owned and repossessed asset expenses, decreased in 2003 consistent with the reductions of non-performing assets, as described under “Asset Quality”.

In 2003, the Company incurred $325,000 for non-tax deductible expenses associated with the pending merger with Partners Trust Financial Group, Inc. discussed earlier with no similar cost in 2002. Additional merger related costs for the pending merger will be incurred in 2004.

Since a substantial portion of operating expense relates directly to income generation, an effective measurement of the control of operating expense is the efficiency ratio, which consists of operating expenses divided by revenues (net interest income and non-interest income) on a pre-tax basis. The efficiency ratio for the Company was 58.03% and 52.59% for 2003 and 2002, respectively. The Company’s ratio of operating expense to average assets was 2.35% in 2003 and 2.34% in 2002. These ratios increased in 2003 due primarily to the increase in operating expense, primarily salaries, pensions and other employee benefits combined with the reduced level of net interest income.

Income Taxes

The provision for income taxes is $8.7 million with an effective tax rate of 33.9% for the year ended December 31, 2003. By comparison, the provision for income taxes for the year ended December 31, 2002 reflects a tax benefit of $254,000 with an effective income tax rate of (16.6)%. Income tax expense generally fluctuates with the respective level of income before income taxes. The Company had a lower ratio of tax-exempt income to income before taxes in 2003, as compared to 2002, which contributed to the increase in the effective tax rate. Another factor impacting the Company’s annual effective tax rates relates to various tax credits associated with New York State’s Qualified Empire Zone Enterprise (“QEZE”) program. QEZE credits recognized in 2003 were $227,000 compared to $465,000 in 2002.

Comparison of Operating Results for the Years 2002 and 2001

General

For the year ended December 31, 2002, the Company reported net income of $1.8 million compared to $20.5 million for the year ended December 31, 2001. Basic and diluted earnings per share were $0.19 and $0.18, respectively, for the year ended 2002, compared to basic and diluted earnings per share of $2.05 and $2.02 for the year ended December 31, 2001. The weighted average common shares outstanding were 9,589,361 for the year ended December 31, 2002, down 3.7% or 369,591 shares from the previous year. The decrease in the average shares outstanding is primarily attributed to the Company’s repurchase programs.

Net Interest Income

The Company earned net interest income of $78.3 million and $81.3 million in 2002 and 2001, respectively. The Company’s interest rate spread increased to 3.52% in 2002 from 3.28% in 2001. While net interest margin for the year 2002 increased slightly to 3.92% compared to 3.87% for the year 2001, the increase was more than offset by the impact of declines in the average balance of earning assets. Average earning asset balances declined 5.2% from $2,102.9 million for 2001 to $1,994.5 million for 2002. The changes in average balances and rates produced a decrease in net interest income of 3.8% from 2001 to 2002.

Interest on Commercial Loans

Commercial loans, which represented 36.5% of total loans at December 31, 2002, tend to increase the interest rate sensitivity of the overall loan portfolio, because interest rates on such loans are generally tied to the Company’s Prime Rate.

The steady decrease in general interest rates, including the Company’s commercial loan Prime Rate, which commenced during 2001, provided the general low interest rate environment that continued to drive the yield on commercial loans lower into the year 2002. The average balance of commercial loans declined from the same periods in 2001, as the Company continued to reallocate its asset balances by reducing its total loan portfolio, especially commercial loans, and focusing on improving asset quality. Lower commercial loan balances were the primary factor in the overall lower levels of interest income. The average balance of commercial loans decreased by $262.0 million from 2001 to $616.4 million for the year 2002. In addition, the average yield on commercial loans decreased to 6.58% for 2002 compared to 8.03% for 2001. The decline in yield on commercial loans has also been impacted by the level of non-accruing loans.

Interest on Consumer Loans

The interest income earned from the consumer loan portfolio, which includes principally fixed-rate loans with short terms, continued to be adversely impacted by declines in volume for the year 2002 when compared to the same periods in 2001. The average balance of all consumer loans decreased $42.1 million to $364.2 million for the year 2002 from $406.3 million in 2001. The average yield on the aggregate consumer loan portfolio has decreased to 7.84% for 2002 compared to 9.15% in 2001. In addition, the change in the mix of the consumer loan portfolio contributed to the decrease in yield from 2001 to 2002. The Company has de-emphasized the origination of mobile home loans, which generally have higher yields than other consumer loan types, but also have increased credit risk. In addition, the Company’s indirect used auto loan portfolio was fairly flat during 2002, with year-end balances at approximately $130.0 million, while the indirect new auto loan portfolio increased from $39.5 million at December 31, 2001 to $60.1 million at December 31, 2002. Finally, the sale of the Company’s credit card portfolio during the first quarter of 2002 also contributed to the decrease in yield from 2001 to 2002.

Interest on Real Estate Loans

Interest on residential and commercial real estate loans totaled $27.2 million in 2002 and $29.5 million in 2001. The overall average yield on real estate loans decreased to 7.16% in 2002 from 7.90% in 2001, as the Company pursued additional real estate loans, especially residential mortgage, as an integral part of the strategy to improve the mix and credit quality of the loan portfolio. This additional volume helped to mitigate the impact of the lower yields earned in 2002. Residential real estate loans, including both fixed- and adjustable-rate mortgages, had average balances of $253.4 million in 2002, for a net increase of $33.1 million or 15.0% over the year 2001. For 2002, adjustable-rate residential mortgages represented approximately $70.6 million or 27.9% of the average residential portfolio, which was a decrease of $10.2 million or 12.6% from the comparable averages for 2001. At December 31, 2002, adjustable-rate residential mortgages were relatively unchanged at $70.6 million compared to $80.8 million at December 31, 2001. Fixed-rate mortgages have grown steadily relative to the aggregate level of residential mortgages representing 72.1% in 2002, up from 63.4% in 2001. Originations of variable-rate loans have generally declined compared to total originations and reflect recent consumer preferences for fixed-rate mortgages associated with the low rate market trends.

During 2002, the Company completed the consolidation of all mortgage-lending activities within a single facility to promote processing efficiency and an improvement in the quality of customer service. This new facility and operations aided the growth of the Company’s real estate portfolio.

Interest on Investment Securities

During 2002, investment securities, mainly mortgage-backed securities, were utilized to facilitate the Company’s redistribution of liquidity. The average balance of investment securities for 2002 was $613.8 million, an increase of $204.8 million or 50.1%, over the average balance of $408.9 million for 2001. The increase in investment securities was due in part to the additional funds available from declines in the commercial loan portfolio. Though the income from investment securities increased to $32.6 million in 2002 compared to $25.0 million in 2001 primarily due to increased volume, the impact of the increased volume was partially offset by the lower yields on such investment securities, which declined to 5.32% for 2002 compared to 6.12% for 2001. The relative yields were also influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities. As prepayments have increased due to the low rate environment, the Company has had to accelerate the premium amortization, thus decreasing yields.

Interest on Deposits

Interest expense on deposits for the year ended December 31, 2002 was $35.3 million, a decrease of $30.7 million or 46.7% from $66.0 million in 2001. The average cost of funds declined to 2.63% in 2002 from 4.33% in 2001. The most significant factors impacting this trend were the declines in the average rate paid and volume of time deposits. The average balance outstanding for all time deposits was $675.9 million for 2002, a decrease of $207.5 million or 23.5% from $883.4 million in 2001. The cost of funds for all time deposits decreased to $26.4 million in 2002 with an average rate of 3.91%, compared to $48.9 million in 2001 with an average rate of 5.53%. The cost of funds for money market deposit accounts in 2002 declined to $5.7 million from $11.5 million, principally due to the significant decrease in the average rate which declined to 1.52% from 3.16%.

Interest on Borrowings and Trust Preferred Securities

The average balance of borrowings increased to $345.1 million in 2002 from $274.1 million in 2001. As the cost of borrowings decreased to 3.81% in 2002 from 5.01% in 2001, interest paid on borrowings decreased from $13.7 million to $13.2 million from 2001 to 2002. Interest expense on trust preferred securities was $2.7 million for 2002 and $2.4 million for 2001 consistent with the $35.8 million and $30.0 million average balances for 2002 and 2001. The increased volume of trust preferred securities was partially offset by a decrease in the average rate paid from 8.12% to 7.62%.

Provision for Loan Losses

The provision for loan losses was $46.2 million compared to $18.2 million in 2001. The Company’s 2002 provision reflected management’s assessment of the increased probability of loan losses identified within the loan portfolio, principally for certain commercial loans. In the second quarter of 2002, the Company recorded a provision for loan losses of $26.7 million primarily due to specific circumstances affecting individual borrowers and our analysis of other borrowers whose reported financial results revealed deterioration of collateral and repayment ability.

Non-interest Income

The following table summarizes change in the major components of non-interest income:

(Dollars in Thousands)	2002	2001	$ Change	% Change
Service charges on deposit accounts	$5,176	$5,226	$(50)	(1.0)%
Checkcard interchange fees	1,422	1,284	138	10.7%
Mortgage servicing fees	832	1,125	(293)	(26.0)%
Fees and commissions-brokerage services	886	698	188	26.9%
Trust fees	1,308	1,618	(310)	(19.2)%
Income from bank owned life insurance	32	—	32	100.0%
Gain on sale of securities, net	292	379	(87)	(23.0)%
Gain on sale of branch offices, net	3,063	299	2,764	924.4%
Gain on sale of credit card portfolio, net	1,806	—	1,806	100.0%
Other income	2,946	2,903	43	5.8%

	$17,763	$13,532	$4,231	31.3%

Non-interest income was $17.8 million for the year ended December 31, 2002, an increase of $4.2 million or 31.3% from $13.5 million for the year ended December 31, 2001. A key item in this comparison includes the December 2002 sale of two branch offices in the Elmira, New York area which resulted in a net gain of $3.1 million. The Company sold its two Elmira branches located in the Chemung County area to concentrate on the further development of its retail branch operations in the Greater Binghamton area and the Central New York region. Earlier in 2002, the Company sold its credit card portfolio for a net gain of $1.8 million. The increasing costs associated with maintaining the technology to provide a high level of service to our customers and the higher levels of charge-offs associated with credit card debt made this portfolio less profitable for the Company.

Service charges on deposit accounts, representing 29.1% of total non-interest income in 2002, totaled $5.2 million in both 2002 and 2001, despite a 10.4% decrease in the average balance of deposits for 2002 compared to 2001. Checkcard interchange fees were $1.4 million, an increase of 10.7% in 2002 over 2001. The increases in the related fees are primarily attributed to increases in transaction volume.

Mortgage servicing fees for 2002 were $832,000, down 26.0% from $1.1 million, reflecting the high level of prepayments during 2002. Mortgage loans serviced for others were $366.0 million and $460.9 million at December 31, 2002 and 2001, respectively.

Trust fees, which are, for the most part, dependent on the market value of assets under management, were $1.3 million for the year 2002, a decrease of $310,000 from 2001. The level of trust fees in 2002 represents a decrease of 19.2% with a comparable decrease in the valuation of related trust assets under management.

Operating Expense

The following table summarizes changes in the major components of operating expense:

(Dollars in Thousands)	2002	2001	$ Change	% Change
Salaries, pensions and employee benefits	$24,769	$21,828	$2,941	13.5%
Building occupancy	4,259	4,304	(45)	(1.0)%
Advertising and promotion	1,293	931	362	38.9%
Professional fees	2,890	2,206	684	31.0%
Data processing costs	5,534	5,213	321	6.2%
Services	2,905	2,951	(46)	(1.6)%
System conversion expenses	387	—	387	100.0%
Other real estate owned and repossessed asset expenses, net	688	211	477	226.1%
Other expenses	5,608	5,959	(351)	(5.9)%

	$48,333	$43,603	$4,730	10.8%

Operating expense totaled $48.3 million for the year ended December 31, 2002 compared to $43.6 million for the year 2001, an increase of $4.7 million or 10.8%. The primary factor relates to salaries, pensions and other employee benefits that increased $2.9 million or 13.5% in 2002 compared to 2001. Salary increases were $2.1 million for 2002 compared to 2001 and represented increased staffing in certain areas, principally special assets and credit administration, as well as promotions and merit raises effective at the start of 2002. Benefit costs, principally in health insurance and pension costs, represent the balance of the increase in personnel-related costs.

Professional fees, which increased 31.0% to $2.9 million in 2002 from $2.2 million in 2001, were impacted by the levels of problematic loans as well a negotiations related to certain credit recoveries in both years. Advertising and promotion expense increased $362,000 to $1.3 million in 2002 compared to 2001. The increase is generally associated with the Company’s new products and efforts to increase the Company’s corporate identity in our core markets. System conversion costs of $387,000 represent one-time expenses related to the Bank’s conversion to a proof of deposit (“POD”) process in 2002 to achieve efficiencies at the teller line, consistency of float management and a more efficient, centralized fee monitoring and assessment system.

Operating costs associated with repossession and maintenance of other real estate owned and repossessed assets totaled $688,000 in 2002 compared to $211,000 in 2001. The increase in such costs is consistent with the trend for such assets, which increased by 52.9% from December 31, 2001 to December 31, 2002, as well as the higher repossession costs attributed to property representing former collateral for commercial loans.

Since a substantial portion of operating expense relates directly to income generation, an effective measurement of the control of operating expense is the efficiency ratio. This ratio consists of operating expense divided by revenues (net interest income and non-interest income) on a pre-tax basis. The efficiency ratio for the Company was 52.59% and 46.11% for 2002 and 2001, respectively. The Company’s ratio of operating expense to average assets was 2.34% in 2002 and 2.02% in 2001. These ratios increased in 2002 due primarily to the increase in operating expense, primarily salaries, pensions and other employee benefits, as well as lower net interest income.

Income Taxes

The provision for income taxes for the year ended December 31, 2002 reflects a tax benefit of $254,000 with an effective income tax rate of (16.6)%. For comparative purposes, the provision for income tax expense was $12.6 million for the year ended December 31, 2001 with an effective tax rate of 38.1%. The levels of income tax expense generally fluctuate with the respective levels on income before income taxes. The primary factor impacting the Company’s effective tax rate in 2002 relates to various tax credits associated with the previously mentioned QEZE program. QEZE credits recognized in 2002 were $469,000. In addition, the Company had a higher ratio of tax-exempt income to income before taxes in 2002, as compared to 2001, which also contributed to the reduced effective tax rate.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

(Dollars in Thousands, Except Per Share Data)	Three Months Ended				Three Months Ended
	3/31/03	6/30/03	9/30/03	12/31/03	3/31/02	6/30/02	9/30/02	12/31/02
Total interest income	$29,376	$28,990	$28,153	$28,284	$33,699	$33,193	$31,511	$31,085
Total interest expense	10,896	11,101	10,543	10,425	13,454	13,307	12,679	11,779

Net interest income	18,480	17,889	17,610	17,859	20,245	19,886	18,832	19,306
Provision for loan losses	3,968	2,980	2,880	260	5,200	26,720	4,500	9,750

Net interest income (loss) after provision for loan losses	14,512	14,909	14,730	17,599	15,045	(6,834)	14,332	9,556

Non-interest income	3,358	3,398	3,610	3,173	4,849	3,172	3,124	6,618
Operating expense	12,063	12,327	12,029	13,128	11,845	13,553	11,212	11,723

Income (loss) before income taxes	5,807	5,980	6,311	7,644	8,049	(17,215)	6,244	4,451

Income tax expense (benefit)	1,930	2,028	2,066	2,702	3,006	(6,058)	2,318	480

NET INCOME (LOSS)	$3,877	$3,952	$4,245	$4,942	$5,043	$(11,157)	$3,926	$3,971

Earnings (loss) per share:
Basic	$0.42	$0.43	$0.46	$0.54	$0.52	$(1.16)	$0.41	$0.42
Diluted	$0.41	$0.42	$0.45	$0.52	$0.51	$(1.16)	$0.41	$0.41

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

For the year ended December 31, 2003, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on the Company’s consolidated financial condition.

CONTRACTUAL OBLIGATIONS

As of December 31, 2003, the Company is contractually obliged under long-term agreements as follows:

	Payments Due by Period
(Dollars in Thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Federal Home Loan Bank advances	$390,823	$90,051	$150,114	$30,287	$120,371
Junior subordinated obligations	48,202	—	—	—	48,202
Operating leases	4,282	734	1,291	709	1,548
Other	1,099	—	—	—	1,099

	$444,406	$90,785	$151,405	$30,996	$171,220

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

The Company’s primary sources of liquidity, on a consolidated basis, are deposits, payments of principal and interest from its loan and securities portfolios and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the FHLB of New York. At December 31, 2003, outstanding FHLB advances totaled $390.8 million. In addition, the Company, through various facilities, has unused capacity to access, per Board approved policy limits, an additional $300.0 million of brokered deposits of which $179.9 million was outstanding at December 31, 2003. See Note 8 in the Notes to Consolidated Financial Statements for further details on the Company’s borrowings.

Factors that effect the Company’s liquidity position include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, investment portfolio cash flows, and characteristics and diversification of wholesale funding sources. The Company’s liquidity position is influenced by changes in interest rate levels, economic conditions and by competition.

Operating activities have provided net cash of $42.1 million for the year ended December 31, 2003 compared to $36.3 million in 2002 and $24.4 million 2001. The comparative impact of net income on operating cash flow was $17.0 million in 2003, $1.8 million in 2002 and $20.5 million in 2001. The provision for loan losses was generally the most significant difference between net income and net cash provided by operating activities, and amounted to $10.1 million in 2003 compared to $46.2 million in 2002 and $18.2 million in 2001. The sale proceeds of loans held for sale provided operating funds consistent with, and fluctuating, based on the level and turnover of the portfolio. Based on the Company’s assessment of future interest rate fluctuations, loan risk and market conditions during each period, the Company will sell or accumulate loans originated by its banking operations within its market area. Loans held for sale in 2003 are primarily associated with mortgage loan originations with extended maturities of 20 years of longer. In 2002, the Company’s decision to contribute the maximum voluntary contribution allowable to its pension plan required the use of $6.5 million in excess of the annual pension expense charged to operations. As stated previously, such contribution reduced the future net periodic pension expense determined annually by the plan’s actuaries.

Investing activities used net cash of $190.8 million for the year ended December 31, 2003, compared to $19.1 million for 2002. This change primarily represents the deployment of net cash provided by financing activities, especially increases in deposits and FHLB term advances, to expand the loan portfolio. The reduction in the use of funds for investment activities in 2003 reflects the Company’s shift in emphasis from securities investments as alternative investments for liquidity purposes to increased real estate loan activities consistent with current business strategy. As noted previously, residential mortgage loan activity continued at record levels for most of 2003 and commercial real estate showed significant growth. In 2003, loans to customers exceeded loan repayments by $158.6 million. The November 2003 sale of certain large, under-performing commercial loans provided $27.2 million to support operations. In 2002, the Company used investments in securities to stabilize earnings during a period that included significant declining trends in interest rate yields. Proceeds from the 2002 sale of the Company’s credit card portfolio provided $12.7 million of cash flow. The Company’s investing activities also reflect $20.0 million for its initial investment in BOLI in December 2002, as well as an additional investment of $20.0 million in December 2003.

Financing activities provided net cash of $163.5 million during 2003 compared to a $26.5 million use of funds in 2002 with the primary change associated with increases in deposits. Brokered time deposits provided the most significant increase of $79.9 million in 2003. Securities sold under repurchase agreements and FHLB line of credit advances decreased by $21.3 million during the period. Sales of branches used cash of $37.1 million and $2.2 million in 2002 and 2001, respectively. FHLB term advances were utilized to provide cash for financing activities with borrowing proceeds exceeding repayments by $54.0 million in 2003 and $97.9 million in 2002. The Company had a net use of funds from financing activities of $274.5 million in 2001, mainly to pay down higher cost deposits, particularly brokered time deposits as time deposits declined $350.9 million. The net increase in FHLB term advances of $140.0 million in 2001 provided an alternative resource.

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and offerings of junior subordinated obligations. The main uses of liquidity are the payment of dividends to shareholders, repurchases of the Company’s common stock, and the payment of interest to holders of junior subordinated obligations. The ability of the Bank to pay dividends is subject to various regulatory limitations. Due to reduced net income in 2002, coupled with dividends previously paid, the Bank exceeded its dividend limitations in 2002. However, in October 2002, the Bank received regulatory approval for and paid a special dividend of $30 million to the Company. As a result of that special dividend, and based on regulatory limitations noted above, the Company did not receive dividends from the Bank in 2003.

The Company issued a total of $25.0 million of trust preferred securities during 2002. Of the net proceeds, $6.1 million was used to purchase, at a discount, previously issued trust preferred securities (BSB Capital Trust I), approximately $7.9 million was utilized to repurchase 315,496 shares of the Company’s common stock, and the remainder was utilized for liquidity and general corporate purposes. The common shares were repurchased as part of previously announced Stock Repurchase Programs, the most recent of which was announced during the fourth quarter of 2002. Under this most recent Stock Repurchase Program, which was in effect through March 2003, a total of 316,070 shares have been repurchased at a total cost of approximately $7.0 million with authorization for the repurchase of approximately 316,000 additional shares.

At December 31, 2003, the Company, had immediately available funds totaling $18.2 million. Management believes current levels of cash are adequate to meet the Company’s anticipated ordinary obligations in 2004, to pay customary cash dividends on the Company’s common stock in 2004, if so declared. Management anticipates that the Bank will be able to resume the payment of cash dividends to the Company, without regulatory approval, in 2004. However, circumstances, including additional common stock and trust preferred security repurchases or unanticipated cash obligations, may require the Company to seek additional sources of funding or require the Bank to seek regulatory approval for another special cash dividend to the Company, should the Bank be otherwise unable to make such cash dividend payments.

At December 31, 2003, the Bank’s Tier I leverage ratio, as defined by regulatory guidelines, was 7.93%, up from 7.31% at December 31, 2002, and above the minimum regulatory requirements for the Bank for both periods. The Bank’s total capital-to-risk-weighted assets ratio, calculated under the regulatory risk-based capital requirements, was 12.64%, up from 11.90% at December 31, 2002, and in excess of the regulatory requirements for both periods. The improvement in these ratios is primarily the result of positive net income compared to 2002, which was impacted by the net loss in the second quarter of 2002, and the payment of a $30.0 million special dividend to the Company as previously noted.

At December 31, 2003, the Company’s Tier I leverage ratio and total capital-to-risk-weighted assets ratios were 8.81% and 13.80%, compared to 9.10% and 14.48%, respectively, at December 31, 2002. The Company’s book value per share was $15.82 at December 31, 2003 compared to $15.78 at December 31, 2002. See Note 17 in the Notes to Consolidated Financial Statements for further details on the Company’s and the Bank’s regulatory capital amounts and ratios.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE’s created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”). The deconsolidation, as of December 31, 2003, results in the recognition of the trust preferred securities as junior subordinated obligations on the related consolidated statement of financial condition. The junior subordinated obligations of the trusts also include common interests, which aggregate approximately $1.7 million, and are offset by an identical amount representing the Company’s investment and included in other assets. The provisions of FIN 46 R had no impact on the Company’s consolidated statements of income or cash flows for 2003.

The FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. One type is financial instruments issued in the form of shares requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer’s equity shares by transferring assets. The third type of financial instruments is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. The statement also requires disclosures about the terms of the instruments and settlement alternatives. The statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The provisions of this statement did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk the Company is exposed to currently is interest rate risk since all Company transactions are denominated in U. S. dollars with no direct currency exchange or changes in commodity price exposures. All market risk-sensitive instruments continue to be available for sale with no financial instruments entered into for trading purposes at December 31, 2003. The Company does not use derivative financial instruments such as interest rate swaps and caps extensively and did not participate in any derivative financial instruments during the year ended December 31, 2003.

The Company establishes the size and duration of its investment portfolio and wholesale funding sources in order to manage interest rate risk. The current pricing, structure and composition of retail loans and deposits are primary factors to be considered. In adjusting the Company’s asset and liability position, management’s goal is to limit the Company’s interest rate risk exposure while attempting to enhance its net interest income. The

Company’s Asset and Liability Committee (“ALCO”) meets at least monthly to make decisions on the investment and funding portfolios based on its economic outlook, the Committee’s interest rate expectations, the overall interest rate risk profile of the Company, and several other factors such as budgeted loan portfolio and core deposit growth and composition, and liquidity requirements. The Company utilizes simulation analysis to evaluate the impact that changes in interest rates might have on the Company’s net interest income and cash flow.

The Company is exposed to interest rate risk when assets and liabilities re-price at different times and by different amounts and terms as interest rates change. As a result, the net interest income earned by the Company is subject to the effects of changing interest rates. Accordingly, the ALCO focuses on effectively managing the Company’s gap, which is a measure of the mismatch between the dollar amount of the Company’s interest-earning assets and interest-bearing liabilities that mature or reprice within certain time frames. If those assets exceed the liabilities within a prescribed time period, a “positive” gap results. This could tend to have a favorable impact on earnings during a period of rising interest rates and could have an unfavorable impact during a period of declining rates. Conversely, if those liabilities exceed the assets during the time period in question, a “negative” gap results, in which case a rise in the general level of interest rates could have an unfavorable impact on earnings, while a decline in rates could have a favorable influence on earnings.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The following table and associated discussion does not represent a Company forecast and should not be relied upon to predict results of operations. The results shown are based on numerous assumptions and the Company cannot make assurances these assumptions will not change due to customer preferences, market conditions or actions the Company may take through its ALCO to respond to such changes.

(Dollars in Thousands)	3 mos or less	More than 3 mos to 12 mos	More than 1 yr to 3 yrs	More than 3 yrs to 5 yrs	More than 5 yrs	Total Rate- Sensitive
Rate-sensitive assets:
Commercial and consumer loans:
Fixed-rate	$42,657	$76,268	$172,131	$93,712	$97,276	$482,044
Adjustable-rate	206,504	228	231	253	1,786	209,002
Mortgage loans:
Fixed-rate	30,427	83,649	164,057	110,569	149,386	538,088
Adjustable-rate	65,470	54,836	52,513	35,910	11,381	220,110
Mortgage-backed securities	43,570	83,034	156,685	46,720	42,165	372,174
Other investment securities	52,968	71,594	63,527	44,165	38,945	271,199

Total rate-sensitive assets	$441,596	$369,609	$609,144	$331,329	$340,939	$2,092,617

Rate-sensitive liabilities:
Money market accounts	$429,376	$—	$—	$—	$—	$429,376
Savings accounts	45,430	45,430	45,430	45,430	—	181,720
NOW accounts	—	—	—	—	128,400	128,400
Time deposits	122,149	244,661	252,090	72,468	1,544	692,912
FHLB advances	20,015	70,045	150,131	30,149	120,483	390,823
Securities sold under repurchase agreements	18,846	—	—	—	—	18,846
Other borrowings	—	—	—	—	1,099	1,099
Junior subordinated obligations	—	—	—	—	48,202	48,202

Total rate-sensitive liabilities	$635,816	$360,136	$447,651	$148,047	$299,728	$1,891,378

Periodic gap	$(194,220)	$9,473	$161,493	$183,282	$41,211	$201,239

Cumulative gap	$(194,220)	$(184,747)	$(23,254)	$160,028	$201,239

Cumulative gap as a percentage of rate sensitive assets	(9.28)%	(8.83)%	(1.11)%	7.65%	9.62%

With the exception of savings, money market and NOW accounts which have no contractual term, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with their contractual terms. All assets and liabilities are placed in time periods that represent the earlier of their next repricing or scheduled maturity. Adjustable-rate loans, for example, are placed in the time periods which correspond to their next scheduled rate change. Prepayment assumptions are made to indicate the rate at which rate-sensitive assets prepay in excess of scheduled amortization. Money market accounts were anticipated to reprice within three months based on the consistent level of current accounts and the current level of interest rates. Savings accounts are assumed to reprice in equal amounts within five years. NOW accounts are considered stable core deposits, which based on rate and repricing trends, are anticipated to reprice after five years.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict the magnitude of changes in interest rates on a short-term basis and over the life of the assets. Further, in the event of changes in interest rate, prepayment and early withdrawal levels would likely deviate significantly from those assumed in preparing the table. Finally, should interest rates increase, the ability of borrowers to service their debt may decrease.

Based on management’s December 31, 2003 simulation analysis of an immediate 100 basis point parallel increase in the level of interest rates, the estimated percentage change in net interest income from the flat rate scenario would be an increase of 4.23% over a 12-month horizon. For an immediate 200 basis point parallel increase in the level of interest rates, the estimated change in net interest income from the flat rate scenario would be an increase of 3.77% over a 12-month horizon. Contributing to this level of increase is the assumption that non-maturity deposit rates would only increase by 25 basis points and retail time deposit rates would only increase by 50 basis points for a 100 basis point increase in overall interest rates, and non-maturity deposit rates would increase by 50 basis points and retail time deposit rates would only increase by 125 basis points for a 200 basis point increase in overall interest rates. For the 200 basis point increase scenario, the de-indexing of money market account rates in 2003 will allow the Bank to limit rate increases in response to higher market rates, which eliminates the automatic increase in rates paid on related accounts. The estimated change in net interest income from the flat rate scenario for a 100 basis point decrease in the level of interest rates (presentation is limited to a 100 basis point decline due to the currently historically low interest rate environment) would be a decrease of 7.83%. The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. These effects are also exacerbated by the higher levels of cash flow for reinvestment in a lower interest rate environment that would occur as a result of estimated increases in the level of prepayments on higher yielding loan and mortgage-backed securities in those scenarios. There can be no assurance that if interest rates did move by the amounts discussed above, that the results of operations would be impacted as indicated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

BSB Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of BSB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2001, were audited by other auditors whose report thereon dated January 25, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated statements of condition as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, present fairly, in all material respects, the financial position of BSB Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York

February 12, 2004

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In Thousands, Except Share and Per Share Data)

December 31,	2003	2002
ASSETS
Cash and due from banks	$45,670	$46,912
Federal funds sold	16,000	—

Cash and cash equivalents	61,670	46,912

Investment securities available for sale, at fair value	623,832	538,545
Investment securities held to maturity (fair value of $56,093 at December 31, 2002)	—	55,373
Federal Home Loan Bank of New York stock	19,541	19,934
Loans held for sale	1,144	4,001

Loans:
Commercial	323,634	492,171
Consumer	367,412	377,961
Residential real estate	558,781	330,344
Commercial real estate	199,417	146,955

Total loans	1,449,244	1,347,431
Net deferred costs	2,953	1,863
Allowance for loan losses	(47,421)	(63,250)

Net loans	1,404,776	1,286,044

Bank premises and equipment, net	15,223	14,545
Accrued interest receivable	7,981	9,875
Other real estate owned and repossessed assets	1,231	3,109
Bank owned life insurance	41,054	20,032
Other assets	35,659	36,297

Total assets	$2,212,111	$2,034,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$1,589,086	$1,442,756
Borrowings	410,768	378,118
Other liabilities	17,752	16,867
Junior subordinated obligations issued to unconsolidated subsidiary trusts (Junior subordinated obligations)	48,202	—
Mandatorily redeemable preferred securities issued by consolidated subsidiary trusts (Trust preferred securities)	—	48,000

Total liabilities	2,065,808	1,885,741

Commitments and contingent liabilities (Note 11)

Shareholders’ Equity:
Preferred stock, par value $.01 per share; 2,500,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 30,000,000 shares authorized; 11,788,182 and 11,660,726 shares issued	118	117
Additional paid-in capital	44,243	41,704
Retained earnings	142,743	134,903
Accumulated other comprehensive income	3,049	8,970
Treasury stock, at cost; 2,541,668 and 2,223,430 shares	(43,850)	(36,768)

Total shareholders’ equity	146,303	148,926

Total liabilities and shareholders’ equity	$2,212,111	$2,034,667

See accompanying notes to consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

Years Ended December 31,	2003	2002	2001
Interest income:
Interest and fees on loans	$87,289	$96,346	$137,196
Interest on federal funds sold	80	287	1,101
Interest on investment securities	27,032	32,622	25,008
Interest on loans held for sale	400	233	189

Total interest income	114,801	129,488	163,494

Interest expense:
Interest on savings deposits	1,416	2,551	4,092
Interest on time accounts	18,783	26,401	48,878
Interest on money market deposit accounts	4,773	5,667	11,500
Interest on NOW accounts	264	710	1,522
Interest on borrowings	14,700	13,162	13,738
Interest on trust preferred securities	3,029	2,728	2,437

Total interest expense	42,965	51,219	82,167

Net interest income	71,836	78,269	81,327
Provision for loan losses	10,088	46,170	18,224

Net interest income after provision for loan losses	61,748	32,099	63,103

Non-interest income:
Service charges on deposit accounts	5,190	5,176	5,226
Checkcard interchange fees	1,407	1,422	1,284
Mortgage servicing fees	607	832	1,125
Fees and commissions-brokerage services	855	886	698
Trust fees	1,210	1,308	1,618
Income from bank owned life insurance	1,023	32	—
Gain on sale of securities, net	1,339	292	379
Gain on sale of branch offices, net	—	3,063	299
Gain on sale of credit card portfolio, net	—	1,806	—
Other income	1,909	2,946	2,903

Total non-interest income	13,540	17,763	13,532

Operating expense:
Salaries, pensions and other employee benefits	27,044	24,769	21,828
Building occupancy	4,561	4,259	4,304
Advertising and promotion	1,260	1,293	931
Professional fees	2,374	2,890	2,206
Data processing costs	4,662	5,534	5,213
Services	3,082	2,905	2,951
System conversion expenses	—	387	—
Merger related expenses	325	—	—
Other real estate owned and repossessed asset expenses, net	555	688	211
Other expenses	5,683	5,608	5,959

Total operating expense	49,546	48,333	43,603

Income before income taxes	25,742	1,529	33,032
Income tax expense (benefit)	8,725	(254)	12,572

NET INCOME	$17,017	$1,783	$20,460

Earnings per share:
Basic	$1.85	$0.19	$2.05
Diluted	$1.81	$0.18	$2.02

See accompanying notes to consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data)	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2000	11,503,272	$115	$38,789	$132,277	$(1,912)	$(13,484)	$155,785

Net income				20,460			20,460
Other comprehensive income					4,432		4,432

Comprehensive income							24,892

Stock options exercised	32,228		440				440
Tax benefit on stock options			102				102
Cash dividends paid on common stock ($1.00 per share)				(9,989)			(9,989)
Treasury stock purchased (732,410 shares)						(15,405)	(15,405)

Balance at December 31, 2001	11,535,500	115	39,331	142,748	2,520	(28,889)	155,825

Net income				1,783			1,783
Other comprehensive income					6,450		6,450

Comprehensive income							8,233

Stock options exercised	125,226	2	2,046				2,048
Tax benefit on stock options			327				327
Cash dividends paid on common stock ($1.00 per share)				(9,628)			(9,628)
Treasury stock purchased (315,496 shares)						(7,879)	(7,879)

Balance at December 31, 2002	11,660,726	117	41,704	134,903	8,970	(36,768)	148,926

Net income				17,017			17,017
Other comprehensive loss					(5,921)		(5,921)

Comprehensive income							11,096

Stock options exercised	127,456	1	2,223				2,224
Tax benefit on stock options			316				316
Cash dividends paid on common stock ($1.00 per share)				(9,177)			(9,177)
Treasury stock purchased (318,238 shares)						(7,082)	(7,082)

Balance at December 31, 2003	11,788,182	$118	$44,243	$142,743	$3,049	$(43,850)	$146,303

See accompanying notes to consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Years Ended December 31,	2003	2002	2001
Operating activities:
Net income	$17,017	$1,783	$20,460
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	7,197	15	(1,174)
Provision for loan losses	10,088	46,170	18,224
Gain on sale of securities, net	(1,339)	(292)	(379)
Gain on repurchase of trust preferred securities, net	(6)	(726)	—
Gain on sale of credit card portfolio	—	(1,806)	—
Gain on sale of branch offices, net	—	(3,063)	(299)
Loss (gain) on sale of loans held for sale, bank premises and equipment, other real estate owned and repossessed assets	250	(56)	(125)
Depreciation and amortization	2,264	2,376	2,642
Net amortization of premiums and discounts on investment securities	2,799	1,913	79
Tax benefit from exercise of stock options	316	327	102
Income from bank owned life insurance	(1,022)	(32)	—
Proceeds from sale of loans held for sale	55,819	24,726	8,690
Loans originated and held for sale	(53,166)	(18,830)	(20,162)
Writedowns of other real estate owned and repossessed assets	71	1,526	1,089
Net change in other assets and liabilities	1,857	(17,749)	(4,743)

Net cash provided by operating activities	42,145	36,282	24,404

Investing activities:
Proceeds from calls of held to maturity investment securities	9,061	8,055	2,069
Purchases of held to maturity investment securities	(1,317)	(54,011)	(7,298)
Principal collected on held to maturity investment securities	889	4,383	1,171
Proceeds from sales and calls of available for sale investment securities	216,619	162,842	167,696
Purchases of available for sale investment securities	(575,206)	(351,955)	(323,647)
Principal collected on available for sale investment securities	308,678	147,284	47,306
Purchases of Federal Home Loan Bank (“FHLB”) stock	(7,974)	(8,039)	(4,174)
Redemptions of FHLB stock	8,367	3,176	9,927
Proceeds from sale of credit card portfolio	—	12,749	—
Net loans (made to) repaid by customers	(158,631)	71,982	343,002
Proceeds from sale of classified commercial loans	27,248	—	—
Proceeds from sale of other real estate owned and repossessed assets	4,370	6,123	4,243
Investment in bank owned life insurance	(20,000)	(20,000)	—
Purchases of bank premises and equipment	(2,942)	(1,694)	(2,712)

Net cash (used in) provided by investing activities	(190,838)	(19,105)	237,583

Financing activities:
Net increase (decrease) in deposits, exclusive of branch sales	146,330	(10,781)	(382,065)
Net payment for sale of branches	—	(37,066)	(2,224)
Net decrease in repurchase agreements and FHLB line of credit advances	(21,321)	(80,034)	(5,118)
Proceeds from FHLB term advances	125,000	115,000	192,000
Repayments of FHLB term advances	(71,029)	(17,099)	(52,099)
Net proceeds from issuance of trust preferred securities	—	25,000	—
Repurchase of trust preferred securities	(1,494)	(6,098)	—
Proceeds from exercise of stock options	2,224	2,048	440
Purchases of treasury stock	(7,082)	(7,879)	(15,405)
Dividends paid	(9,177)	(9,628)	(9,989)

Net cash provided by (used in) financing activities	163,451	(26,537)	(274,460)

Net increase (decrease) in cash and cash equivalents	14,758	(9,360)	(12,473)
Cash and cash equivalents at beginning of year	46,912	56,272	68,745

Cash and cash equivalents at end of year	$61,670	$46,912	$56,272

(continued)

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

Years Ended December 31,	2003	2002	2001
Supplemental disclosures to statements of cash flow information:

Cash paid during the year for:
Interest on deposits and borrowings	$42,842	$52,771	$85,339
Income taxes (refunded) paid	$(588)	$5,737	$8,553

Non-cash investing activity:
Transfers from loans to other real estate owned and repossessed assets	$2,563	$8,712	$5,480
Transfer of securities from held to maturity to available for sale (amortized cost of $44,926)	$45,238	—	—
Adjustment of available for sale investment securities to fair value, net of tax	$(5,921)	$6,540	$4,432
Impact of deconsolidation of subsidiary trusts upon adoption of FIN 46 R as described in Note 1:
Increase in junior subordinated obligations	$48,202	—	—
Increase in other assets representing investment in subsidiary trusts	$(1,702)	—	—
Decrease in trust preferred securities	$(46,500)	—	—

See accompanying notes to consolidated financial statements.

BSB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Nature of Operations

BSB Bancorp, Inc. (the “Company”) is the bank holding company of BSB Bank & Trust Company (the “Bank”). The Bank is a New York-chartered commercial bank and trust company and, at December 31, 2003, operated 20 full-service branches in Broome, Chenango, Onondaga and Tioga Counties of New York State. The Bank is in the business of providing a wide variety of loan and deposit products to its commercial and consumer customers, and also provides mortgage banking, trust, municipal and other related services.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its consolidated wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned and repossessed assets acquired in connection with foreclosures and repossessions. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned and repossessed assets, management obtains appraisals of related collateral.

Management believes that the allowance for loan losses is adequate and that other real estate owned and repossessed assets are recorded at the lesser of the recorded investment in the loan at the time of foreclosure or repossession, or the fair value less an estimate of the costs to sell the properties or assets. While management uses available information to recognize losses on loans and other real estate owned and repossessed assets, future additions to the allowance for loan losses or writedowns of other real estate owned and repossessed assets may be necessary based on changes in economic conditions. In addition, Federal and state bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and other real estate owned and repossessed assets. Such agencies may require the Company to recognize additions to the allowance for loan losses or writedowns of other real estate owned and repossessed assets based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

A substantial portion of the Company’s loans are secured by real estate and business related assets located throughout the New York State counties of Broome, Chenango, Onondaga and Tioga. In addition, a substantial portion of the other real estate owned is located in the same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned is dependent upon general economic and real estate market conditions in these counties.

Cash and Cash Equivalents

Cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold or purchased for one-day periods.

Investment Securities and Federal Home Loan Bank of New York Stock

Management determines the classification of securities at the time of purchase. In March 2003, the Company sold its entire holdings of $9.1 million in certain corporate securities based upon an internal analysis concerned with anticipated downgrades due to deteriorating fundamentals of the issuer. These corporate securities have been classified as held to maturity securities from the time of their initial purchase in 2002. Under the provisions of SFAS No. 115, such sale transactions cast doubt on the Company’s intent to hold other held to maturity securities to maturity. As a result, in March 2003, the Company reclassified its entire remaining held to maturity portfolio as available for sale and recognized the unrealized gain of $312,000 on the transferred securities as a credit to other comprehensive income as of the transfer date. The aggregate amortized cost value of the held to maturity portfolio was $44.9 million with a fair value of $45.2 million at the time of the transfer. In addition, as a result of the sale and transfer, the Company is precluded from classifying any newly purchased securities as held to maturity for the foreseeable future.

Securities that are identified as trading securities for resale over a short period are stated at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive income or loss (a separate component of shareholders’ equity). None of the Company’s securities have been classified as trading securities at December 31, 2003 or 2002. Debt securities classified as held to maturity prior to March 2003 were reported at amortized cost.

Purchases and sales of securities are recorded as of the trade date. Premiums and discounts on securities are amortized and accreted, respectively, on a systematic basis over the period to maturity or estimated life of the related security. Gains or losses on securities sold are computed based on the net proceeds received and the amortized cost of the specific security sold. If unrealized losses on securities reflect a decline in value which is other than temporary, they are charged against income.

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company is required to hold FHLB stock, which is carried at cost since there is no readily available market value.

Loans Held For Sale

Loans held for sale are recorded at the lower of cost or fair value, in the aggregate. It is management’s intention to sell these loans. Loans held for sale, as well as the commitments to sell the loans that are originated for sale, are regularly evaluated. If necessary, a valuation allowance is established with a charge to income for unrealized losses attributable to a change in market rates.

Loans

Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for loan losses. Non-refundable loan fees and related direct costs are deferred and amortized over the life of the loan as an adjustment of loan yield.

Income Recognition on Non-accrual and Impaired Loans

Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company generally does not accrue interest on loans greater than 90 days or more past due for the payment of principal or interest, unless the value of the collateral and active collection efforts indicate that full recovery is probable. Cash receipts on non-accrual loans are generally applied to reduce the unpaid principal balance, however, interest on non-accrual loans may also be recognized as cash is received. Amortization of the related net deferred loan fees and costs is suspended when a loan is placed on non-accrual status. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

Commercial and commercial real estate loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, or when a loan (of any loan type) is restructured in a troubled debt restructuring. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans).

Allowance for Loan Losses

The allowance for loan losses is increased through a provision for loan losses charged to operations. Loans, or portions thereof, are charged against the allowance for loan losses when management believes that the collectibility of all or a portion of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. The allowance is an amount that management believes will be necessary to absorb probable losses on existing loans. Management’s evaluation of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience by loan type, review of specific problem loans, changes in the composition and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to pay.

Troubled Debt Restructured Loans

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

Bank Premises and Equipment

Bank premises and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful life of the asset (15-50 years for bank premises and 3-10 years for furniture and equipment). Maintenance and repairs are charged to operating expense as incurred.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets is comprised of property or assets acquired in the settlement of loans. These assets are initially established at the lesser of the recorded investment in the loan, or at the estimated fair value of the asset reduced by estimated disposal costs. At the time of foreclosure or repossession, the amount, if any, by which the recorded investment in the loan exceeds the fair value of the asset received is charged against the allowance for loan losses. Any subsequent declines in estimated fair value of the property or asset, or expenses incurred to maintain the property or asset, are charged to operating expense. An asset may be considered an in-substance foreclosure or repossession if the Company has taken possession of the asset serving as collateral for the loan, regardless of whether the Company has legal title to the asset. The final disposition of the property or asset is dependent upon many factors and the final disposition price may differ from the recorded value at that time. Any gains or losses upon disposition are recorded in operating expense.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is carried at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs, is recorded as non-interest income.

Mortgage Servicing Rights

The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights were acquired. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Additionally, capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment is recognized through a valuation allowance by a charge to mortgage servicing fee income.

Securities Sold Under Agreements to Repurchase

Under securities repurchase agreements, the Company transfers the underlying securities to a third party custodian’s account that explicitly recognizes the Company’s interest in the securities. These agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria for such accounting as specified in Statement of Financial Account Standards (“SFAS”) No. 140. The Company’s agreements are accounted for as secured financings; accordingly, the transaction proceeds are recorded as borrowed funds and the underlying securities continue to be carried in the Company’s securities available for sale portfolio.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized subject to management’s judgment that those assets will more likely than not be realized. A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Pension and Postretirement Benefits

The Company maintains a non-contributory, tax-qualified defined benefit pension plan covering substantially all employees. The Company also maintains a non-qualified supplemental plan for certain former executives. The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. For purposes of computing net periodic pension expense for the qualified plan, the Company uses a market-related value of assets, which distributes asset gains and losses over a two-year period. Asset gains and losses are determined by the difference between the expected return on assets and the actual return.

The Company also provides certain post-retirement life and health insurance benefits to substantially all employees and retirees. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost has been reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to its stock-based compensation plans.

(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Net income, as reported:	$17,017	$1,783	$20,460
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,044)	(918)	(852)

Pro forma net income	$15,973	$865	$19,608

Earnings Per Share:
Basic - as reported	$1.85	$0.19	$2.05

Basic - pro forma	$1.73	$0.09	$1.97

Diluted - as reported	$1.81	$0.18	$2.02

Diluted - pro forma	$1.70	$0.09	$1.94

The weighted average fair value of options granted during 2003, 2002 and 2001 was $8.11, $7.13 and $4.91, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 3.7%, 3.8% and 3.9% ; expected volatility of 32.5%, 31.7% and 29.1%; risk-free interest rate of 3.40%, 4.71% and 5.09%; and expected life of 7.4 years in each year.

The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the years ended December 31, 2003, 2002 and 2001, may not be representative of the pro forma effects on reported net income and earnings per share for future years.

Trust Department Assets and Fees

Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust management services are recorded on the accrual basis and are included in non-interest income.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the net additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the reporting period, computed using the treasury stock method.

Financial Instruments

In the normal course of business, the Company is a party to certain financial instruments with off-balance-sheet risk, such as commitments to extend credit, unused lines of credit and standby letters of credit. The Company’s policy is to record such instruments when funded.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments for purposes of disclosure:

Cash and cash equivalents and accrued interest receivable/payable: The carrying amounts reported in the consolidated statements of condition for these instruments approximate fair value.

Investment securities and FHLB stock: Fair values for investment securities are based on quoted market prices or dealer quotes. The fair value of FHLB stock is assumed to equal the carrying value since the stock is non-marketable but redeemable at its par value.

Loans and loans held for sale: Fair values for loans are estimated using a discounted cash flow analysis, based on interest rates approximating those currently being offered for loans with similar terms and credit quality. Fair values for loans held for sale are estimated using quoted market values.

Deposits: The fair values disclosed for non-interest-bearing accounts and accounts with no stated maturities are, by definition, equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms.

Borrowings, junior subordinated obligations and trust preferred securities: The carrying amounts of repurchase agreements and FHLB line of credit advances approximate fair value. Fair values for FHLB term advances, other borrowings, junior subordinated obligations and trust preferred securities are estimated using discounted cash flows, based on current market rates for similar instruments.

Off-balance-sheet instruments: Off-balance-sheet financial instruments consist of letters of credit and commitments to extend credit standby. Standby letters of credit and commitments to extend credit are fair valued based on fees and interest rates currently charged to enter into agreements with similar terms and credit quality.

Comprehensive Income

Comprehensive income consists of the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders’ equity, net of tax, such as the change in net unrealized gain or loss on securities available for sale. The Company has reported comprehensive income in the consolidated statements of changes in shareholders’ equity. Accumulated other comprehensive income or loss, which is a component of shareholders’ equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

Segment Reporting

The Company operates a single business segment solely in the financial services industry, which includes providing traditional banking services to its customers. The Company operates primarily in the geographical regions of Broome, Chenango, Onondaga and Tioga counties of New York. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s traditional banking operations, which constitute the Company’s only reportable segment.

Reclassifications

Certain data for prior years has been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE’s created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”). The deconsolidation, as of December 31, 2003, results in the recognition of the trust preferred securities as junior subordinated obligations on the related consolidated statement of financial condition. The junior subordinated obligations of the trusts also include common interests, which aggregate approximately $1.7 million, and are offset by an identical amount representing the Company’s investment and included in other assets. The provisions of FIN 46 R had no impact on the Company’s consolidated statements of income or cash flows for 2003.

The FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. One type is financial instruments issued in the form of shares requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer’s equity shares by transferring assets. The third type of financial instruments is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. The statement also requires disclosures about the terms of the instruments and settlement alternatives. The statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The provisions of this statement did not have a material impact on the Company’s consolidated financial statements.

Note 2: Pending Merger

On December 23, 2003, the Company executed a definitive agreement with Partners Trust Financial Group, Inc. (“Partners”) to acquire all the assets of the Company. The merger is contingent upon the successful conversion and restructuring of Partners and Partners Trust, MHC into a full capital stock corporation. The Company will be merged into the reorganized Partners following the conversion. The conversion, offering and acquisition are expected to be completed in mid-2004, subject to regulatory and stockholder approvals. The consideration to be paid in the merger will be 40% cash and 60% stock. Shareholders of the Company will be able to elect either $36.00 in cash or shares of common stock of the reorganized Partners Trust, subject to customary proration and allocation procedures. The merger is also contingent upon the approval of certain regulatory authorities, as well as the shareholders of the Company and Partners.

Under terms of the definitive agreement, the Company will continue to conduct operations in the normal course of business consistent with past practices and all applicable laws and regulations, except as relates to certain dividends and distributions by the Company. The Company covenants not to change any of its capital stock; not to issue or authorize any additional shares, except as available from the exercise of currently outstanding options under the Company’s current plan; and, not to purchase, redeem or acquire any capital stock, except as authorized under the terms of the Company’s current stock option plan.

Note 3: Investment Securities and Other Comprehensive Income

The amortized cost and fair value of the investment securities portfolios at December 31 are summarized as follows:

(Dollars in Thousands) 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale portfolio:
U. S. Government and agency securities	$162,231	$1,813	$593	$163,451
Municipal obligations	22,990	842	59	23,773
Mortgage-backed securities	105,655	2,760	75	108,340
Collateralized mortgage obligations	263,078	1,885	1,128	263,835
Equity securities	23,592	37	446	23,183
Corporate debt securities	41,189	112	51	41,250

	$618,735	$7,449	$2,352	$623,832

(Dollars in Thousands) 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale portfolio:
U. S. Government and agency securities	$101,564	$2,891	$2	$104,453
Municipal obligations	10,934	673	—	11,607
Mortgage-backed securities	213,209	8,053	9	221,253
Collateralized mortgage obligations	172,396	3,436	15	175,817
Equity securities	23,946	25	198	23,773
Corporate debt securities	1,497	145	—	1,642

	$523,546	$15,223	$224	$538,545

Held to maturity portfolio:
Corporate debt securities	$33,179	$589	$66	$33,702
Municipal obligations	15,682	342	158	15,866
Mortgage-backed securities	6,480	42	31	6,491
Collateralized mortgage obligations	32	2	—	34

	$55,373	$975	$255	$56,093

The following table summarizes other comprehensive (loss) income, which is comprised of the net unrealized gains (losses) on available for sale securities less the related taxes for the respective years ended December 31:

(In Thousands)	2003	2002	2001
Other comprehensive (loss) income:
Net unrealized (loss) gains on securities available for sale arising during the period	$(8,563)	$10,970	$7,983
Reclassification adjustment for net realized gains included in net income	(1,339)	(292)	(379)

Other comprehensive (loss) income before tax	(9,902)	10,678	7,604
Income tax benefit (expense) on other comprehensive (loss) income	3,981	(4,228)	(3,172)

Other comprehensive (loss) income, net of tax	(5,921)	6,450	4,432

Comprehensive income	$11,096	$8,233	$24,892

Information on temporarily impaired securities at December 31, 2003, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale portfolio:
U. S. Government and agency securities	$44,229	$593	$—	$—	$44,229	$593
Municipal obligations	1,251	29	700	30	1,951	59
Mortgage-backed securities	13,061	53	5,713	22	18,775	75
Collateralized mortgage obligations	103,677	1,128	—	—	103,677	1,128
Equity securities	12,533	446	—	—	12,533	446
Corporate debt securities	4,949	51	—	—	4,949	51

	$179,700	$2,300	$6,413	$52	$186,114	$2,352

The above table represents 53 investment securities where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a current rating that is below investment grade, and 38 of the securities are rated “AAA”. The lowest rated securities represent 3 “BBB” rated securities. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage related securities.

The amortized cost and fair value of debt securities (mortgage-backed securities and collateralized mortgage obligations are shown separately) at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without penalties.

Securities available for sale: (Dollars in Thousands)	Amortized Cost	Fair Value
Within one year	$12,247	$12,522
After one year but within five years	39,588	41,035
After five years but within ten years	114,852	115,344
After ten years	59,723	59,573
Mortgage-backed securities and collateralized mortgage obligations	368,733	372,175

	$595,143	$600,649

The gross realized gains and gross realized losses on available for sale investment securities transactions are summarized below:

Years ended December 31, (Dollars in Thousands)	2003	2002	2001
Gross gains	$1,738	$518	$905
Gross losses	399	226	526

Net gains	$1,339	$292	$379

Investment securities at December 31, 2003 and 2002 include approximately $460.0 million and $470.0 million, respectively, pledged under various agreements, principally for municipal deposits, letters of credit, lines of credit and borrowings.

Note 4: Loans and Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31 are presented in the following summary:

(Dollars in Thousands)	2003	2002	2001
Balance at beginning of year	$63,250	$58,829	$59,291
Provision for loan losses	10,088	46,170	18,224
Loans charged-off	(37,601)	(48,556)	(23,631)
Recoveries credited	11,684	6,807	4,945

Balance at end of year	$47,421	$63,250	$58,829

Non-performing loans at December 31 are presented in the following summary:

(Dollars in Thousands)	2003	2002	2001
Non-accrual loans	$13,100	$50,337	$59,796
Accruing loans with principal or interest payments 90 days or more past due	109	278	879

Total non-performing loans	$13,209	$50,615	$60,675

The table of non-performing loans above does not include accruing loans classified as troubled debt restructurings totaling $13.8 million, $13.8 million and $8.8 million at December 31, 2003, 2002 and 2001, respectively.

In November 2003, the Company made the decision to sell and sold certain large, under-performing loans with an aggregate carrying value of $36.7 million. The proceeds from the sale of these loans, net of estimated transactions costs, was $27.2 million. The $9.5 million difference between the carrying value and the net proceeds from the sale of these loans approximated the Company’s previously established loan loss reserves and was charged-off against the allowance for loan losses. Prior to the decision to sell, these loans were either non-performing or performing loans classified as substandard.

At December 31, 2003 and 2002, the recorded investment in impaired loans totaled $26.1 million and $63.2 million, respectively. An impairment allowance aggregating $6.8 million and $15.2 million was recorded against these loans at December 31, 2003 and 2002, respectively. Impaired loans of $26.1 million in 2003 and $44.7 million in 2002 had an impairment allowance, with the remainder of $18.5 million in 2002 having no impairment allowance. The average recorded investment in impaired loans was approximately $39.0 million in 2003, $58.1 million in 2002 and $53.5 million in 2001. The Company recognized, on a cash basis, interest on impaired loans of $599,000, $544,000 and $799,000 during 2003, 2002 and 2001, respectively, for the portion of the year they were impaired.

At December 31, 2003 and 2002, loans to directors, officers or their affiliates were $12.2 million and $17.3 million, respectively. During 2003, new loans to such related parties amounted to $1.3 million and repayments were $6.4 million. In 2002, new loans to such related parties were $1.9 million with repayments of $5.6 million. Loans made by the Company to directors, officers or their affiliates were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. However, the Company currently permits certain employees, excluding officers and directors, to obtain certain loans at preferential interest rates and/or with discounted processing fees.

Note 5: Loan Servicing and Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $265.0 million and $366.0 million at December 31, 2003 and 2002, respectively.

The carrying value of mortgage servicing rights was $825,000 and $453,000 at December 31, 2003 and 2002, respectively.

Note 6: Other Real Estate Owned and Repossessed Assets

A summary of other real estate owned and repossessed assets at December 31 is shown below:

(Dollars in Thousands)	2003	2002
Other real estate owned (“ORE”)	$1,129	$1,532
Repossessed assets	102	1,577

Total ORE and repossessed assets	$1,231	$3,109

Note 7: Bank Premises and Equipment

A summary of bank premises and equipment at December 31 is as follows:

(Dollars in Thousands)	2003	2002
Land	$1,872	$1,872
Banking premises	22,757	22,227
Furniture and equipment	20,562	18,252

	45,191	42,351
Less: Accumulated depreciation	29,968	27,806

	$15,223	$14,545

Note 8: Deposits

A summary of deposits at December 31 is as follows:

(Dollars in Thousands)	2003	2002
Savings accounts	$181,720	$175,637
Money market deposit accounts	429,376	339,191
Time deposit accounts	692,912	641,635
NOW accounts	128,400	131,535
Non-interest-bearing demand accounts	156,678	154,758

	$1,589,086	$1,442,756

Time deposits with balances of $100,000 or greater amounted to approximately $293.2 million and $212.7 million at December 31, 2003 and 2002, respectively.

The contractual maturity of time deposits at December 31, 2003 is as follows:

(Dollars in Thousands) Years ending December 31,	Amount	Percent
2004	$366,858	52.9%
2005	135,693	19.6
2006	116,354	16.8
2007	48,761	7.1
2008	23,709	3.4
2009 and later	1,537	0.2

	$692,912	100.0%

Note 9: Borrowings, Junior Subordinated Obligations and Trust Preferred Securities

The following is a summary of borrowings, junior subordinated obligations and trust preferred securities at December 31:

(Dollars in Thousands)	2003	2002
Federal Home Loan Bank (“FHLB”) advances	$390,823	$335,871
FHLB line of credit advances	—	5,000
Securities sold under repurchase agreements	18,846	35,167
Other	1,099	2,080

Total borrowings	410,768	378,118
Junior subordinated obligations issued to unconsolidated subsidiary trusts	48,202	—
Mandatorily redeemable preferred securities issued by consolidated subsidiary trusts	—	48,000

	$458,970	$426,118

Certain FHLB term advances are callable by the FHLB at pre-determined dates. Scheduled repayments of FHLB term advances and a schedule of callable advances by the first call date as of December 31, 2003 are as follows:

(Dollars in Thousands)	Scheduled Payments	Weighted Average Interest Rate	Callable Amounts	Weighted Average Interest Rate
Maturing or callable in the years ending December 31,
2004	$90,051	2.60%	$165,000	4.71%
2005	110,055	3.31	—	—
2006	40,059	2.62	—	—
2007	261	6.98	—	—
2008	30,026	4.18	—	—
2009 and later	120,371	4.49	—	—

	$390,823	3.51%	$165,000	4.71%

Information related to FHLB line of credit advances for the years ended December 31 is as follows:

(Dollars in Thousands)	2003	2002	2001
Outstanding balance at end of year	$—	$5,000	$63,500
Weighted average rate at year-end	—	1.35%	1.85%
Maximum outstanding at any month-end	$62,000	$58,000	$63,500
Average amount outstanding during year	$16,401	$10,024	$7,954
Average rate during year	1.19%	1.77%	5.35%

Information related to securities sold under repurchase agreements for the years ended December 31 is as follows:

(Dollars in Thousands)	2003	2002	2001
Outstanding balance at end of year	$18,846	$35,167	$56,701
Weighted average rate at year-end	1.02%	1.11%	2.08%
Maximum outstanding at any month-end	$32,586	$55,394	$83,709
Average amount outstanding during year	$27,735	$46,970	$59,603
Average rate during year	0.95%	2.85%	3.94%

In 1998, the Company formed a wholly owned subsidiary business trust, BSB Capital Trust I, L.L.C. (“Trust I”), for the purpose of issuing trust preferred securities which qualify as Tier I capital of the Company. Trust I issued at par $30.0 million of 8.125% trust preferred securities in an exempt offering. The trust preferred securities are non-voting, mandatorily redeemable in 2028 and guaranteed by the Company. The entire net proceeds to Trust I from the offering were invested in junior subordinated obligations of the Company, which are the sole assets of Trust I. During 2002, $7.0 million of these securities were repurchased at a net gain of approximately $726,000; then during 2003, $1.5 million were repurchased at a net gain of approximately $6,000.

During 2002, two new subsidiaries were formed for the purpose of issuing additional trust preferred securities which are non-voting and guaranteed by the Company. BSB Capital Trust II, L.L.C. (“Trust II”) was formed for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust II issued at par $10.0 million of floating rate securities maturing in 2032. These securities pay interest at the six-month London InterBank Offering Rate (“LIBOR”) plus 370 basis points. BSB Capital Trust III, L.L.C. (“Trust III”) was formed for the purpose of issuing trust preferred securities which qualify as Tier I capital for the Company. Trust III issued at par $15.0 million of floating rate securities maturing in 2033. These securities pay interest at the three-month LIBOR plus 335 basis points. The entire net proceeds from Trust II and Trust III offerings were invested in junior subordinated obligations of the Company, which are the sole assets of the respective trusts. The proceeds from each issue of the subordinated obligations were used by the Company for general corporate purposes.

As of December 31, 2003, the Company deconsolidated all of its subsidiary trusts, which had issued trust preferred securities (discussed above), and replaced the presentation of such instruments with the Company’s junior subordinated obligations issued to the subsidiary trusts. Such presentation reflects the adoption of FASB Interpretation No. 46 (“FIN 46 R”) issued in December 2003.

At December 31, 2003, the Company had available lines of credit of $150.0 million with the FHLB, subject to the amount of available collateral, and had no balance outstanding as of December 31, 2003. This outstanding balance and other borrowings with the FHLB are collateralized by certain mortgage loans, mortgage-backed securities, other investment securities, and FHLB stock under a blanket pledge agreement with the FHLB.

Note 10: Employee Benefits

Defined Benefit Pension Plan

The Company has a non-contributory, tax-qualified defined benefit pension plan with Retirement System Group, Inc. (“RS Group”) covering substantially all employees. Under the plan, retirement benefits are primarily a function of both the years of service and the level of compensation. Plan contributions are determined annually on the basis of (a) the maximum amount that can be deducted for Federal income tax purposes, or (b) the amount certified by an actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

Investment Policies and Strategy

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “Trust”), a no load series open-ended mutual funds. RS Group, a company related to the Trust, provides actuarial services for the plan. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust’s prospectus. The Trust has been given discretion by the Company to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range). In general, the plan is considered “underfunded” if the actuarial value of the ratio of plan assets to plan liabilities under ERISA is less than 90%. Accordingly, the Company does not consider the plan to be underfunded.

Current Asset Allocation

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The Bank’s pension plan weighted-average asset allocations at October 1, 2003 and 2002, by asset category are as follows:

Asset Category	Plan assets at October 1, 2003	Plan assets at October 1, 2002
Equity securities	65%	62%
Debt securities (bond mutual funds)	35%	38%

Total	100%	100%

Contribution Cash Flow

For the fiscal year ending December 31, 2004, the Bank expects to contribute approximately $500,000 to the Plan.

Postretirement Welfare Plan

The Company also provides certain life and health insurance benefits to substantially all employees and eligible retirees through an unfunded plan. The Company makes contributions to the plan, as premiums are due. Retiree contributions may be required based upon years of service with the employer and the retiree’s election for dependent coverage provided under the plan.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act.

Supplemental Executive Retirement Plans

The Company also sponsors a Supplemental Executive Retirement Plan (“SERP”) for the purpose of paying full pension benefits under the terms of the tax-qualified plan without regard to limits imposed under the Internal Revenue Code (“IRC”) limiting compensation. The benefit under the SERP is determined as the total pension benefit that would be payable from the tax-qualified plan without applying IRC limits, less what is actually paid from the tax- qualified plan. Two former executives are covered under the SERP.

For one executive, the Company has agreed that he will receive his full benefit under the terms of the tax-qualified plan in the event he terminates employment prior to becoming fully vested in the tax-qualified plan. If the executive terminates prior to becoming fully vested in the tax-qualified plan, the vested benefit payable under the tax-qualified plan will be supplemented with a payment under the Employment Agreement. If the executive terminates after becoming fully vested in the tax-qualified plan, there is no additional benefit payable through his Employment Agreement.

Plan Funding Status, Benefit Costs and Assumptions

The following table represents a reconciliation of the funded status of the plans at October 1 (the measurement date of the plans) in which the benefit obligation at the end of the year represents the projected benefit obligation for pension and SERP benefits, and the accumulated benefit obligation for life and health benefits:

	Pension Benefits		Life and Health Benefits		SERP Benefits
(Dollars in Thousands)	2003	2002	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$24,812	$20,588	$5,154	$4,531	$209	$191
Service cost	1,139	850	164	152	—	—
Interest cost	1,694	1,561	338	329	14	14
Actuarial loss	2,301	3,130	389	427	10	16
Annuity payments	(1,238)	(1,295)	—	—	(13)	(12)
Premiums paid	—	—	(273)	(285)	—	—
Plan amendments	—	1	—	—	—	—
Settlements	(33)	(23)	—	—	—	—

Benefit obligations at end of year	28,675	24,812	5,772	5,154	220	209

Change in plan assets:
Fair value of plan assets at beginning of year	22,582	18,982	—	—	—	—
Actual gain (loss) on plan assets	2,713	(2,400)	—	—	—	—
Employer contributions	1,271	7,318	273	285	13	12
Annuity payments	(1,238)	(1,295)	—	—	(13)	(12)
Premiums paid	—	—	(273)	(285)	—	—
Settlements	(33)	(23)	—	—	—	—

Fair value of plan assets at end of year	25,295	22,582	—	—	—	—

Unfunded status	(3,380)	(2,230)	(5,772)	(5,154)	(220)	(209)
Unrecognized transition obligation	—	—	1,559	1,732	—	—
Unrecognized loss (gain)	10,299	9,050	(150)	(541)	(55)	(68)
Unrecognized past service (credit) cost	(20)	(45)	—	—	45	50

Prepaid (accrued) benefit cost	$6,899	$6,775	$(4,363)	$(3,963)	$(230)	$(227)

The accumulated benefit obligation of the pension plan was $24.7 million and $21.3 million at the measurement dates for 2003 and 2002, respectively.

The components of net periodic benefit cost for the above plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Pension Benefits			Life and Health Benefits			SERP Benefits
(Dollars in Thousands)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Service cost	$1,139	$850	$828	$164	$152	$182	$—	$—	$—
Interest cost	1,694	1,561	1,498	338	329	350	14	14	14
Expected return on assets	(2,146)	(1,942)	(1,978)	—	—	—	—	—	—
Amortization of unrecognized transition obligation	—	—	—	173	173	173	—	—	—
Unrecognized (gain) loss	484	—	(70)	(2)	(39)	(24)	(2)	(4)	(4)
Unrecognized past (credit) cost	(25)	(24)	(25)	—	—	—	5	5	5

Net periodic benefit cost	$1,146	$445	$253	$673	$615	$681	$17	$15	$15

The following weighted average assumptions were used in the determination of the benefit obligations and net periodic benefit costs in the tables above. The discount rate and rate of compensation increase disclosed are as of the end of the plan year measurement date, or September 30 for the respective plans. Since the expected return on plan assets only impacts the net periodic benefit cost for the subsequent year, this rate is disclosed as of the beginning of the respective years.

	Pension Benefits			Life and Health Benefits			SERP Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%
Rate of compensation increase	3.50%	4.00%	4.00%	3.50%	4.00%	4.00%	—	—	—

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Expected return on plan assets	8.75%	9.00%	9.00%	—	—	—	—	—	—
Rate of compensation increase	4.00%	4.00%	5.50%	4.00%	4.00%	5.50%	—	—	—

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the current expected rate of return is determined to be 8.75%.

For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease steadily to 3.75% in 2010.

The health care cost trend rate assumptions can have a significant effect on the amounts reported. To illustrate, a one-percentage-point change in assumed health care cost trend rates would have the following effect on the amounts reported for life and health benefits at and for the year ended October 1, 2003 as follows:

(Dollars in Thousands)	1-Percentage-Point Point Increase	1-Percentage-Point Point Decrease
Effect on total of service and interest cost components	$4	$(6)
Effect on postretirement benefit obligation	30	(41)

Target Benefit Plans

In October 2003, the Company executed non-qualified Target Benefit Supplemental Retirement Benefit agreements (“Target Benefit Plans”) with certain officers wherein the target benefit was based on providing incremental benefits equivalent to full pension benefits under the Company’s tax-qualified plan without regard to limits imposed by ERISA and the IRC. Seven officers are covered under the target benefit plans. The target benefit for each plan, established as of the effective date, is based on actuarial assumptions used to determine the enhanced benefit to commence at age 65. The Company allocates assets to fund the plans annually. The target benefit plans also provide for voluntary deferrals by each officer based on written elections filed prior to each annual effective date. The assets related to each plan are Company assets invested in the Company’s name or irrevocable trust arrangements established for such purpose. Such assets are invested in certain equity or fixed income investments selected in the sole discretion of the Bank. The Company’s obligation under the plans, subject to the vesting requirements, equals the value of the allocated assets for the respective plans, including any earnings and appreciation or depreciation with respect to such assets prior to payment of the benefits. The target benefit plans provide for vesting in plan funds after five (5) years of service from the effective date or death. Vesting in the respective plans’ benefits also occurs in a “change in control” as defined within the plans. In December 2003, the Company amended the Target Benefit Plans of two officers such that, prior to the closing date of the pending merger, these officers would receive a fixed lump sum payment in full satisfaction of their Target Benefit Plans. The initial allocation of assets to the target benefit plans was $258,000. During 2003, the Company recognized expense of $43,000 for the target benefit plans.

Defined Contribution 401 (k) Plan

The Company also has a defined contribution 401(k) plan. The Company matches 100% of basic contributions up to 2.0% of each participant’s annual contribution and 50% of contributions over 2.0%, with the Company’s total match not to exceed 3%. The Company’s contributions to the plan amounted to $453,000 in 2003, $418,000 in 2002 and $338,000 in 2001.

Note 11: Commitments and Contingent Liabilities

The Company rents facilities under operating lease agreements expiring at various dates through 2016. Rent expense totaled approximately $747,000 in 2003, $746,000 in 2002 and $832,000 in 2001. Approximate minimum rental commitments under existing noncancelable operating leases with remaining terms of one year or more are presented below:

(Dollars in Thousands)
Years ending December 31,
2004	$734
2005	701
2006	590
2007	427
2008	282
Later years	1,548

Total minimum lease payments	$4,282

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of condition. The contract amount of those commitments and letters of credit reflects the extent of involvement the Company has in those particular classes of financial instruments. The Company’s exposure to loss in the event of non-performance by the counterparty to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31 were as follows:

(Dollars in Thousands)	2003	2002
Commitments to extend credit	$131,475	$269,266
Standby letters of credit	8,430	17,006

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

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Most of these guarantees extend for periods ranging from one month to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since some of the letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

For both commitments to extend credit and standby letters of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but includes residential and commercial real estate and business related assets. As required by a standby letter of credit agreement for one commercial relationship, the Company has $280,000 in a pledged deposit account at a commercial bank. With respect to a second standby letter of credit agreement, the Company has $1.7 million in corporate securities pledged to the Bank at December 31, 2003. The estimated fair value of standby letters of credit was insignificant at December 31, 2003 and 2002.

The Company has sold certain pools of adjustable-rate residential real estate loans in the secondary market with recourse. Outstanding loans sold with recourse approximated $6.5 million and $7.8 million as of December 31, 2003 and 2002, respectively. Due to the adequacy of the collateral related to these loans, no reserve is considered necessary at December 31, 2003 and 2002.

The Company generally enters into rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Company makes its determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Company is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale.

At December 31, 2003 and 2002, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and conventional mortgage loans held for sale equal to approximately $6.3 million and $10.2 million, respectively.

In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments to sell loans in the secondary market to unrelated investors. At December 31, 2003 and 2002, the Company had mandatory commitments to sell certain conventional fixed-rate mortgage loans at set prices amounting to approximately $3.2 million and $9.1 million, respectively. The Company believes that it will be able to meet the mandatory commitments without incurring any material losses. The fair value of outstanding loan commitments, uncommitted loan applications with rate lock agreements which are intended to be held for sale, and mandatory forward sales commitments were not significant as of December 31, 2003 and 2002.

The Company is required to maintain a reserve balance, as established by the Federal Reserve Board. The required average total reserve for the 14-day maintenance period ended December 24, 2003 was $17.4 million, of which $6.4 million was required to be on deposit with the Federal Reserve Bank of New York. The remaining $11.0 million was represented by cash on hand.

In the ordinary course of business, there are various legal proceedings pending against the Company. Based on consultation with outside counsel, management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company’s consolidated financial statements.

Note 12: Limits on Dividends

The Company’s ability to pay dividends to its shareholders is largely dependent on the Bank’s ability to pay dividends to the Company. The circumstances under which the Bank may pay dividends are limited by federal and state statutes, regulations and policies. The Bank must obtain the approval of the New York State Superintendent of Banks for payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the Bank’s net profits (as defined by applicable regulations) for that year, combined with its retained net profits for the preceding two years. Furthermore, the Bank may not pay a dividend in an amount greater than its retained earnings, as defined by applicable regulations. Due to the reduced net income in 2002, coupled with dividends previously paid, the Bank exceeded its dividend limitations for 2002. However, in October 2002, the Bank received regulatory approval for and paid a special dividend of $30 million to the Company. As a result of this special dividend, and based on regulatory limitations noted above, the Company does not anticipate receiving dividends from the Bank until 2004. At December 31, 2003, the Company had immediately available funds totaling $18.2 million. Management anticipates that the Bank will be able to resume the payment of cash dividends to the Company, without regulatory approval, in 2004. However, circumstances, including additional common stock and trust preferred security repurchases or unanticipated cash obligations, may require the Company to seek additional sources of funding or require the Bank to seek regulatory approval for another special cash dividend to the Company, should the Bank be otherwise unable to make such cash dividend payments.

In addition, the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) are authorized to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or an unsound practice. There are also statutory limits on the transfer of funds to the Company by its banking subsidiary, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company generally are limited in amount to 10% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be collateralized in specific amounts.

Note 13: Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

(Dollars in Thousands)	2003	2002	2001
Current expense (benefit)	$1,400	$(269)	$13,746
Deferred expense (benefit)	7,325	15	(1,174)

Income tax expense (benefit)	$8,725	$(254)	$12,572

A reconciliation between the federal statutory income tax rate and the effective income tax rate for the years ended December 31 follows:

	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	(24.5)	4.2
Tax-exempt interest income	(1.9)	(21.3)	(0.8)
Dividends received deduction	(1.2)	(5.2)	(0.2)
Other	(0.5)	(0.6)	(0.1)

Effective income tax rate	33.9%	(16.6)%	38.1%

During 2003 and 2002, the Company recognized various tax credits related to New York State’s Qualified Empire Zone Enterprise (“QEZE”) program. QEZE credits recognized in 2003 and 2002 totaled $227,000 and $469,000, respectively.

The components of deferred income taxes at December 31 included in other assets are as follows:

(Dollars in Thousands)	2003	2002
Assets:
Allowance for loan losses	$19,388	$26,218
Postretirement benefits	1,740	1,580
State operating losses and tax credits	1,096	298
Non-accrual loans	426	1,189
Deferred compensation	539	588
Other	762	431

	23,951	30,304

Liabilities:
Net unrealized gain on investment securities available for sale	2,049	6,029
Pension benefits	2,615	2,567
Depreciation	895	663
Deferred loan costs	1,177	743
Other	604	346

	7,340	10,348

Net deferred tax asset	$16,611	$19,956

Deferred tax assets are recognized subject to management’s judgment that these tax benefits will more likely than not be realized. Based on the sufficiency of taxable temporary items, historical taxable income, anticipated future taxable income, as well as available tax planning strategies, management believes it is more likely than not that the deferred tax assets at December 31, 2003 will be realized.

At December 31, 2003 and 2002, the Company had state net operating loss carryforwards of $15.8 million and $8.7 million, respectively, which expire at various dates through 2023. At December 31, 2003 and 2002, the Company also has New York State tax credit carryforwards of $795,000 and $198,000, respectively, which may be carried forward indefinitely.

Note 14: Earnings Per Share

The following table provides information on the calculation of basic earnings per share and diluted earnings per share for the years ended December 31:

(Dollars in Thousands, Except Share Data)	Net Income	Weighted Average Shares	Earnings Per Share
2003
Basic earnings per share	$17,017	9,209,058	$1.85
Dilutive effect of stock options		170,978

Diluted earnings per share	$17,017	9,380,036	$1.81

Anti-dilutive stock options		17,813

2002:
Basic earnings per share	$1,783	9,589,361	$0.19
Dilutive effect of stock options		150,902

Diluted earnings per share	$1,783	9,740,263	$0.18

Anti-dilutive stock options		44,179

2001:
Basic earnings per share	$20,460	9,958,952	$2.05
Dilutive effect of stock options		155,245

Diluted earnings per share	$20,460	10,114,197	$2.02

Anti-dilutive stock options		102,082

Note 15: Stock Option Plans and Shareholder Rights Plan

The Company has a 1996 Long-Term Incentive and Capital Accumulation Plan (the “1996 Incentive Plan”) for the benefit of officers and certain other employees of the Company and its subsidiaries. The 1996 Incentive Plan, as approved by shareholders at the 1996 Annual Meeting of Shareholders, and as amended at the 1998, 1999, and 2003 Annual Meetings of Shareholders, provides for options to purchase a total of 2.05 million shares of authorized common stock. Options to purchase 1,430,244 shares have been granted as of December 31, 2003 under the 1996 Incentive Plan and a previous incentive plan. At December 31, 2003, there were 619,756 options to purchase shares available for future grant under the 1996 Incentive Plan, subject to the covenant limitations of the pending merger. Four kinds of awards are contained in the 1996 Incentive Plan and are available for grant: incentive stock options, non-qualified options, stock appreciation rights and performance share awards. Options under the 1996 Incentive Plan have a 10-year term, and vest and become exercisable at 25% per year at the end of each of the first four years following the grant date, as long as the optionee remains an employee of the Company or its subsidiaries, or as otherwise determined by the Company’s Compensation Committee.

The Directors’ Stock Option Plan (the “Directors’ Plan”), as approved by shareholders at the 1994 Annual Meeting of Shareholders, provides for options to purchase 393,750 shares of authorized common stock by incumbent and future non-employee directors of the Company; 306,000 options to purchase shares have been granted as of December 31, 2003. At December 31, 2003, 87,750 options to purchase shares were available for future grant under the Directors’ Plan. All options granted under the Directors’ Plan are intended to be non-qualified options. Vesting occurs on the grant date, and options may be exercised beginning or commencing six months after the grant date and have a 10-year term. Under the Directors’ Plan, to the extent options remain available for grant, upon initial election or appointment as a director, new non-employee directors of the Company each receive a grant of an option to purchase 6,750 shares of common stock. Furthermore, to the extent options remain available for grant, in January of each year, each non-employee director is granted an option to purchase 2,250 shares of common stock.

Activity in the plans during 2001, 2002 and 2003 was as follows:

(Dollars in Thousands, Except Share Data)		Number of Shares	Weighted Average Exercise Price
	Outstanding options at December 31, 2000	846,094	$20.57
2001:	Options forfeited	(105,675)	25.75
	Options exercised	(32,228)	13.65
	Options granted	195,000	13.65

	Outstanding options at December 31, 2001	903,191	19.94
2002:	Options forfeited	(44,044)	23.22
	Options exercised	(125,226)	16.34
	Options granted	256,660	26.48

	Outstanding options at December 31, 2002	990,581	19.94
2003:	Options forfeited	(31,246)	25.20
	Options exercised	(127,456)	17.45
	Options granted	536,112	30.94

	Outstanding options at December 31, 2003	1,367,991	$25.78

The following table summarizes information about options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.167 to $14.50	150,122	5.33	$13.65	143,872	$13.66
$15.08 to $19.85	207,325	5.21	$17.93	167,166	$18.03
$20.82 to $27.065	589,898	8.09	$23.96	200,910	$26.29
$28.75 to $32.75	130,650	4.97	$29.94	114,636	$29.88
$39.50	289,996	10.00	$39.50	—	—

	1,367,991	7.46	$25.78	626,584	$21.84

Options exercisable and the weighted average exercise price thereon were 650,833 and $20.87 at December 31, 2002 and 633,375 and $19.33 at December 31, 2001.

The Company maintains a shareholders’ rights plan pursuant to which the Company’s Board of Directors declared a dividend of one right for each outstanding share of common stock. These rights will also be attached to common stock issued subsequent to the adoption of the plan. The rights can only be exercised when an individual or group intends to acquire or has acquired a defined amount of the Company’s outstanding common shares. Each right will entitle the holder to receive common stock having a market value equivalent to two times the exercise price (as defined). The rights will expire on June 4, 2009 and may be redeemed by the Company in whole at a price of $.01 per right. In December 2003, the Company’s Board of Directors amended the rights plan to render the stock purchase rights under the plan inapplicable to the proposed merger with Partners Trust Financial Group, Inc.

Note 16: Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, certain fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The fair value of off-balance-sheet financial instruments is not significant.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a trust and investment management operation that contributes net fee income annually. The trust and investment management operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, bank owned life insurance and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

The net carrying amount and fair values of financial instruments at December 31 are as follows:

	2003		2002
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,670	$61,670	$46,912	$46,912
Investment securities	623,832	623,832	593,918	594,638
FHLB of New York stock	19,541	19,541	19,934	19,934
Loans held for sale	1,144	1,160	4,001	4,001
Net loans	1,404,776	1,415,234	1,286,044	1,314,533
Accrued interest receivable	7,981	7,981	9,875	9,875

Financial liabilities:
Deposits	$1,589,086	$1,595,049	$1,442,756	$1,452,586
Borrowings	410,768	423,585	378,118	400,659
Junior subordinated obligations	48,202	48,202	—	—
Trust preferred securities	—	—	48,000	48,000
Accrued interest payable	4,176	4,176	4,299	4,299

Note 17: Regulatory Matters

The Company and the Bank each are subject to various regulatory capital guidelines and a framework for prompt corrective action that are administered by the Federal banking agencies. Under these guidelines and this framework, the Company and the Bank must each meet specific capital levels that are based on the amount of their assets, liabilities and certain off-balance-sheet items, as calculated under various regulatory capital definitions and accounting practices. The Company’s and the Bank’s capital amounts and classifications also are subject to qualitative judgments by regulators about asset and capital components, risk-weightings and other factors. Failure by the Company or the Bank to meet minimum capital requirements necessitates certain mandatory actions and authorizes further discretionary actions by regulators, which could have a direct material effect on the Company’s and the Bank’s financial statements.

Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, the Company and the Bank each met all capital adequacy guidelines to which they are subject.

The Company’s and the Bank’s capital amounts and ratios at December 31 are shown in the table below:

BSB BANCORP, INC. (CONSOLIDATED)

			Minimum Required Ratios
	Actual Capital		For Capital Adequacy	For Classification as Well Capitalized
(Dollars in Thousands)	Amount	Ratio
As of December 31, 2003
Total capital/risk-weighted assets	$208,510	13.80%	8.0%	10.0%
Tier I capital/risk-weighted assets	$190,355	12.52%	4.0%	6.0%
Tier I capital/average assets	$190,355	8.76%	4.0%	5.0%

As of December 31, 2002
Total capital/risk-weighted assets	$206,049	14.48%	8.0%	10.0%
Tier I capital/risk-weighted assets	$186,266	13.09%	4.0%	6.0%
Tier I capital/average assets	$186,266	9.10%	4.0%	5.0%

BSB BANK & TRUST COMPANY

			Minimum Required Ratios
	Actual Capital		For Capital Adequacy	For Classification as Well Capitalized
(Dollars in Thousands)	Amount	Ratio
As of December 31, 2003
Total capital/risk-weighted assets	$190,419	12.64%	8.0%	10.0%
Tier I capital/risk-weighted assets	$171,239	11.37%	4.0%	6.0%
Tier I capital/average assets	$171,239	7.93%	4.0%	5.0%

As of December 31, 2002
Total capital/risk-weighted assets	$167,910	11.90%	8.0%	10.0%
Tier I capital/risk-weighted assets	$149,708	10.61%	4.0%	6.0%
Tier I capital/average assets	$149,708	7.31%	4.0%	5.0%

Note 18: Parent Company Financial Information

The following financial statements for the parent company should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

STATEMENTS OF CONDITION

(Dollars in Thousands)

December 31,	2003	2002
ASSETS
Cash and due from banks	$18,182	$37,660
Investment in Bank, at equity	174,776	158,934
Investment in trust subsidiaries	1,702	1,702
Prepaid expenses	1,220	1,282
Other assets	42	39

Total assets	$195,922	$199,617

LIABILITIES & SHAREHOLDERS’ EQUITY
Accrued interest payable	$1,027	$940
Other liabilities	390	49
Junior subordinated obligations issued to subsidiary trusts	48,202	49,702

Total liabilities	49,619	50,691

Total shareholders’ equity	146,303	148,926

Total liabilities and shareholders’ equity	$195,922	$199,617

STATEMENTS OF INCOME

(Dollars in Thousands)

Years Ended December 31,	2003	2002	2001
Income:
Dividends from Bank	$—	$33,007	$22,509
Interest income	129	97	75
Other income	6	727	—
Effect of the Bank’s earnings and distributions:
Equity in undistributed earnings	19,857	—	66
Distributions in excess of earnings		(29,247)

Total income	19,992	4,584	22,650

Expense:
Interest on junior subordinated obligations	3,141	2,818	2,513
Merger related expenses	325	—	—
Other expenses	1,106	1,095	922

Total expense	4,572	3,913	3,435

Income before income tax benefit	15,420	671	19,215
Income tax benefit	1,597	1,112	1,245

Net income	$17,017	$1,783	$20,460

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

Years Ended December 31,	2003	2002	2001
Operating activities:
Net income	$17,017	$1,783	$20,460
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Effect of the Bank’s earnings and distributions	(19,857)	29,247	(66)
Net gain on repurchase of trust preferred securities	(6)	(726)	—
Net change in other assets and liabilities	(1,103)	(2,151)	(515)

Net cash (used in) provided by operating activities	(3,949)	28,153	19,879
Investing activities:
Capital contributions to subsidiaries	—	(774)	—

Net cash used in investing activities	—	(774)	—

Financing activities:
Net proceeds from the issuance of trust preferred securities	—	25,774	—
Repurchase of trust preferred securities	(1,494)	(6,098)	—
Proceeds from exercise of stock options	2,224	2,048	440
Purchases of treasury stock	(7,082)	(7,879)	(15,405)
Dividends paid	(9,177)	(9,628)	(9,989)

Net cash (used in) provided by financing activities	(15,529)	4,217	(24,954)

Net (decrease) increase in cash and cash equivalents	(19,478)	31,596	(5,075)
Cash and cash equivalents at beginning of year	37,660	6,064	11,139

Cash and cash equivalents at end of year	$18,182	$37,660	$6,064

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2003, BSB Bancorp, Inc. had no change in or disagreements with its accountants on accounting and financial disclosures required in the annual report.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers and members of our board of directors, their ages as of December 31, 2003 and their positions with our company. All directors of the Company are also directors of the Company’s wholly owned subsidiary, BSB Bank & Trust Company (the “Bank”). Mr. Ferris G. Akel was a member of the Board of Directors until his retirement in April 2003. The Board of Directors currently consists of nine members. The Company’s Certificate of Incorporation and Bylaws provide that the directors shall be divided into three classes as nearly equal in number as possible.

Name	Age	Position
Robert W. Allen	60	Director
Diana J. Bendz	57	Director
William C. Craine	55	Director, Chairman of the Boards of the Company and the Bank
John P. Driscoll	63	Director and Executive Vice President – Central New York of the Bank
Ann G. Higbee	61	Director
David A. Niermeyer	62	Director
Mark T. O’Neil, Jr.	51	Director
Howard W. Sharp	57	Director, President and Chief Executive Officer of the Company and the Bank
Thomas L. Thorn	60	Director
William M. Le Beau	55	Executive Vice President – Risk Management
Arthur C. Smith	56	Executive Vice President – Retail Banking Officer
Randy J. Wiley	47	Senior Vice President and Treasurer
Rexford C. Decker	51	Senior Vice President and Chief Financial Officer
Larry G. Denniston	58	Senior Vice President and Corporate Secretary
Douglas R. Johnson	61	Senior Vice President and Senior Trust Officer
Roy W. Brock	44	Senior Vice President – Human Resources

Robert W. Allen has been a director since 1987. Mr. Allen has been the General Partner, Allen Family Limited Partnership since April 1999 and the Chief Executive Officer, Southern Belle Dairy Co., LLC since February 2002. From May 1997 to March 1999, Mr. Allen was the President and Chief Executive Officer, Tuscan/Lehigh Dairies, L.P., Lansdale, Pennsylvania.

Diana J. Bendz has been a director since 1998. Mrs. Bendz has been the IBM Endicott Senior Location Executive, Endicott, New York since July 1996.

William C. Craine has been a director since 1976 and has been the Chairman of the Company and the Bank since February 2000. Mr. Craine has been the Chief Executive Officer of Granite Capital Holdings, Inc. since January 2003 and the Chairman since November 1998.

John P. Driscoll has been a director since 1999. Mr. Driscoll has been the Executive Vice President - CNYof the Bank since May 2001. He was the Executive Vice President and Treasurer of the Company and the Bank from March 2000 to May 2001. From July 1999 to March 2000, Mr. Driscoll was the Executive Vice President - CNY Region of the Company and the Bank. From November 1999 to March 2000, he was the Interim Treasury Administration Officer of the Bank. From September 1992 until July 1999, Mr. Driscoll was the Chairman, President and Chief Executive Officer of Skaneateles Bancorp, Inc. and Skaneateles Savings Bank. In July 1999, Skaneateles Bancorp, Inc. merged with and into the Company.

Ann G. Higbee has been a director since 1999. Mrs. Higbee is the Managing Partner of Public Relations Services at Eric Mower and Associates, Syracuse, New York, a position she has held since 1990.

David A. Niermeyer has been a director since 1994. Mr. Niermeyer has been the President and Chief Executive Officer, Stakmore Co., Inc., Owego, New York since April 1980.

Mark T. O’Neil, Jr. has been a director since 1994. Mr. O’Neil has been the Executive Vice President and Chief Operating Officer, Catholic Health East, Newtown Square, Pennsylvania since July 2003. From July 2001 to July 2003, he was the Executive Vice President, Mid-Atlantic Division, Catholic Health East, Newtown Square, Pennsylvania. From May 2000 to July 2001, he was the President and Chief Executive Officer of Mercy Health System, Conshohocken, Pennsylvania.

Howard W. Sharp has been a director since November 2000. Mr. Sharp has been the President and Chief Executive Officer of the Company and the Bank since November 2000. Prior to that, he was the Regional President, Syracuse, NY Region of M&T Bank from April 1998 to November 2000. From November 1989 to April 1998, he held various executive positions at OnBancorp, Inc. and OnBank & Trust Co., including Senior Executive Vice President and Chief Operating Officer.

Thomas L. Thorn has been a director since 1995. Mr. Thorn has been a private investor since 1997 prior to which he served as Executive Vice President and Treasurer of Diamond Page International Corporation from September 1978 to October 1996. Mr. Thorn served as the Interim Executive Officer of the Company and the Bank from November 10, 2000 to December 31, 2000 and was the Acting President and Chief Executive Officer of the Company from February 2000 to November 10, 2000.

William M. Le Beau has been with the Bank and Company since December 2000. He has been the Executive Vice President, Risk Management since February 2002. From December 2000 until February 2002, he was Senior Vice President, Risk Management for the Bank and Company. From 1998 to December 2000, he was Vice President, Community Reinvestment, of M&T Bank.

Arthur C. Smith joined the Bank in 1967. He has been the Executive Vice President - Retail Banking Officer since October 1996. He was the Senior Vice President of the Company and the Bank from 1994 to October 1996. Prior to that time, he was Vice President of the Bank from 1987 and of the Company since its formation in 1988.

Randy J. Wiley has been the Senior Vice President and Treasurer since May 2001. From April 1998 to May 2001, he was Chief Financial Officer of Cazenovia College.

Rexford C. Decker joined the Bank in 1982. He became Senior Vice President and Chief Financial Officer of the Bank and the Company in February 1999. Mr. Decker served as Treasurer of the Company and the Bank from November 1999 to March 2000. He was Administrative Vice President and Controller of the Bank from December 1996 to February 1999, Vice President and Controller of the Bank from December 1991 to December 1996, and Controller of the Bank from December 1985 to December 1991.

Larry G. Denniston joined the Bank in 1983. He became Senior Vice President and Corporate Secretary of the Company and the Bank in December 1996. He was Vice President and Secretary of the Company and the Bank from 1990 to December 1996. Prior to that time, he was Vice President – Financial Services of the Bank.

Douglas R. Johnson joined the Bank in 1990. He became Senior Vice President and Trust Officer of the Company in October 2003. He was Senior Vice President of the Company from January 1997 to October 2003. He has been Senior Vice President and Senior Trust Officer of the Bank since December 1990.

Roy W. Brock joined the Bank in May 1982. He became Senior Vice President – Human Resources of the Company and the Bank in October 2003. He was Vice President of the Company from September 2001 to October 2003. He was Administrative Vice President, Human Resources of the Bank from October 2000 to October 2003. Prior to that time he was Assistant Vice President – Human Resources Officer since 1996.

The Board of Directors has determined that, except as noted below, all of the members of the Board are “independent directors” within the meaning of NASDAQ Rule 4200.

Mr. Sharp is not considered independent because he is an executive officer of the Company and the Bank. Mr. Driscoll is not considered independent because he is an executive officer of the Bank.

Audit Committee Matters

The Company has a standing Audit Committee. The Audit Committee currently has five members: Mr. Thorn (Chairman), Mrs. Bendz, Mrs. Higbee, and Messrs. Niermeyer and O’Neil. As of the date of this report, each of the members of the Audit Committee is an “independent director” under NASDAQ Rule 4200. The Audit Committee’s functions and responsibilities are described in a written policy statement and charter that was adopted by the Company’s Board of Directors. The Board of Directors has determined that both Mr. Thorn and Mr. Niermeyer qualify as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, as well as each member of the Company’s Board of Directors. The code of ethics is available at the Company’s website at www.bsbbank.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and certain officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Commission. Based solely on its review of the reports submitted to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2003 all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with on a timely basis, except Messrs. Brock, Decker, Denniston, Driscoll, Johnson, Le Beau, Sharp, Smith and Wiley, who each had made a one day late filing, covering one transaction for each individual.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued for the last three fiscal years for our chief executive officer, and each of the other four most highly compensated executive officers (collectively referred to as the Named Executive Officers).

								Long Term Compensation Awards		All Other Compensation ($) (1)
		Annual Compensation						Securities Underlying Options/SARs (#)
Name and Principal Position	Year	Salary ($)			Bonus ($)
Howard W. Sharp President, Chief Executive Officer and Director	2003 2002 2001	$ $ $	378,596 356,000 288,692		$ $ $	163,364 82,343 61,030		46,504 20,250 50,000		$ $ $	6,000 6,000 33,318

John P. Driscoll Executive Vice President – Central New York of	2003 2002 2001	$ $ $	168,775 168,775 168,775		$ $ $	64,388 30,599 27,240	(2) (3) (4)	27,904 12,150 —		$ $ $	5,063 5,063 5,063
BSB Bank & Trust Co; Director of BSB Bancorp, Inc. and BSB Bank & Trust Co.

William M. Le Beau Executive Vice President of BSB Bancorp, Inc. and BSB Bank & Trust Co.	2003 2002 2001	$ $ $	164,519 159,644 119,469		$ $ $	62,764 28,943 19,282		27,904 12,150 —		$ $ $	4,935 4,789 2,213

Arthur C. Smith Executive Vice President of BSB Bank & Trust Co.	2003 2002 2001	$ $ $	154,519 153,438 145,125		$ $ $	43,714 27,110 23,423		23,704 12,150 —		$ $ $	4,365 4,486 4,354

Randy J. Wiley Senior Vice President of BSB Bancorp, Inc. and BSB Bank & Trust Co.	2003 2002 2001	$ $ $	148,194 133,353 70,584	(5)	$ $ $	56,536 24,177 13,892	(6)	27,904 7,724 25,000	(7)	$ $ $	4,446 4,001 1,931

(1)	Includes matching contributions under the Bank’s defined contribution plan.
(2)	Mr. Driscoll’s 2003 bonus consists of $16,097 paid in cash and $48,291 deferred.
(3)	Mr. Driscoll’s 2002 bonus consists of $7,650 paid in cash and $22,949 deferred.
(4)	Mr. Driscoll’s 2001 bonus consists of $6,810 paid in cash and $20,430 deferred.
(5)	Mr. Wiley joined the Company in May 2001.
(6)	Mr. Wiley’s 2001 bonus includes $2,500 paid as a hiring inducement.
(7)	Granted as a hiring inducement.

Stock Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended December 31, 2003.

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)		Expiration Date	5% ($)		10% ($)
Howard W. Sharp	20,752 25,752	9.1 8.9	% %	$ $	20.82 39.50	2/13/2013 12/31/2013	$ $	271,718 639,714	$ $	688,587 1,621,161

John P. Driscoll	12,452 15,452	5.5 5.3	% %	$ $	20.82 39.50	2/13/2013 12/31/2013	$ $	163,041 383,848	$ $	413,179 972,747

William M. Le Beau	12,452 15,452	5.5 5.3	% %	$ $	20.82 39.50	2/13/2013 12/31/2013	$ $	163,041 383,848	$ $	413,179 972,747

Arthur C. Smith	12,452 11,252	5.5 3.9	% %	$ $	20.82 39.50	2/13/2013 12/31/2013	$ $	163,041 279,515	$ $	413,179 708,345

Randy J. Wiley	12,452 15,452	5.5 5.3	% %	$ $	20.82 39.50	2/13/2013 12/31/2013	$ $	163,041 383,848	$ $	413,179 972,747

Aggregated Option Exercises in Last Fiscal Year

and Year-End Option Values

The following table sets forth information concerning option exercises and option holdings by each of the Named Executive Officers for the fiscal year ended December 31, 2003.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year End (#)		Value of Unexercised In-the-Money Options/SARs At Fiscal Year End ($) (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Howard W. Sharp	—	$—	155,062	61,692	$3,255,584	$591,926
John P. Driscoll	—	$—	7,887	37,017	$136,150	$355,173
William M. Le Beau	—	$—	9,287	43,267	$203,348	$517,673
Arthur C. Smith	—	$—	47,161	32,817	$752,549	$355,173
Randy J. Wiley	—	$—	14,431	46,197	$273,097	$557,644

(1)	Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing price per share was $39.50 on the last trading day of the fiscal year as reported on The NASDAQ National Market System.

Employment Agreements with Executive Officers

The Company and the Bank, which we collectively refer to as the “Employer”, have entered into the following employment contracts and agreements with the Named Executive Officers:

Sharp Employment Agreement. On October 22, 2001, the Employer entered into an Employment Agreement with Howard W. Sharp to serve as the President and Chief Executive Officer of the Employer (the “Sharp Agreement”) at an annual salary of no less than $356,000 from October 22, 2001 until October 22, 2004 and the Employer may extend the term for one additional year on each annual anniversary date of the Sharp Agreement. Under the terms of the agreement, Mr. Sharp is entitled to certain benefits including monthly membership dues for clubs in the Binghamton, New York area, reimbursement for reasonable business entertainment and travel expenses and participation in all the incentive, bonus, management recognition and benefit plans of the Employer and health, disability and life insurance.

The Bank may terminate Mr. Sharp’s employment at any time. In the event of an involuntary termination other than for “cause” (as defined in the Sharp Agreement), or a voluntary termination with “good reason” (as defined in the Sharp Agreement), the Bank will continue to pay Mr. Sharp the same level of compensation for the remaining term of the Sharp Agreement, as well as all medical, prescription drug, dental, and disability benefits, and employee life, group life, and other insurance that Mr. Sharp received before the termination, except to the extent such medical, prescription drug and dental benefits are available to Mr. Sharp from a subsequent employer. If an involuntary termination without cause is effected at the request or direction of an acquiring party before a “change in control” (as defined in the Sharp Agreement) or an involuntary termination without cause or a voluntary termination with good reason, occurs within 12 months following a change in control, the Bank shall pay Mr. Sharp a lump sum cash payment equal to 2.99 times the average annual cash compensation paid by the Employer to Mr. Sharp for the five calendar years (or the term of his employment, if less than five years) before the change in control. In such case, the options referred to above would be fully vested and exercisable. If any payments to Mr. Sharp constitute “excess parachute payments” under Section 280G of the Code, the Employer is required to pay the executive an additional payment, referred to as a gross-up payment, sufficient to enable the executive to pay the excise tax described in Section 4999 of the Code imposed on the excess parachute payment, plus taxes on the additional payment. In the event of a voluntary termination without good reason or an involuntary termination of Mr. Sharp’s employment for cause by the Employer, Mr. Sharp has no right to compensation under the Sharp Agreement. Following termination of Mr. Sharp’s employment, the Employer will have the right to enjoin his employment with any significant competitor (as defined in the Sharp Agreement) for the lesser of one year or the remaining employment term plus six months.

On December 24, 2003, the Company announced that it entered into a definitive merger agreement pursuant to which it will be acquired by Partners Trust Financial Group, Inc. (the “Acquisition”). Prior to the effective date of the Acquisition, and in accordance with the terms of the merger agreement, the Company may enter into agreements or amend current employment, change of control and SERP agreements with any or all of its named executive officers and certain other officers, to provide for payments and benefits that are in addition to those to which such employees are currently entitled and may pay any payments and benefits under any such arrangements; provided, however, that in no event shall the cost of the severance and benefit commitments under the current arrangements and any such enhancements exceed $17.5 million, subject to certain limitations. In this regard, it is currently expected that Mr. Sharp’s existing employment agreement with the Company would be amended to provide for severance equal to three times his annual base salary and 2003 annual bonus, and that this amount would be paid to him immediately prior to the completion of the Acquisition.

Sharp Target Benefit Supplemental Retirement Benefit Agreement. The Company and Mr. Sharp entered into a Target Benefit Supplemental Retirement Benefit Agreement, dated October 30, 2003, providing for a target benefit supplemental retirement benefit and the deferral of compensation. In connection with the Acquisition, Mr. Sharp will become 100% vested in his benefits under this agreement and be entitled to an enhanced supplemental retirement benefit.

Driscoll Employment Agreement. On May 31, 2000, March 16, 2001, February 21, 2002, and November 25, 2002, the Employer entered into agreements to amend the Employment Agreement dated January 25, 1999, between the Employer and Mr. Driscoll, the former Chairman, President and Chief Executive Officer of Skaneateles Bancorp, Inc. (the “Amended Driscoll Agreement”). Under the terms of the Amended Driscoll Agreement, Mr. Driscoll will serve as the Executive Vice President of the Employer until June 30, 2004 at an annual salary of no less than $147,660. In addition, Mr. Driscoll is entitled to certain benefits including monthly membership dues for clubs, the use of a company car, reimbursement for reasonable business entertainment and travel expenses, participation in all the incentive, bonus, management recognition and benefit plans of the Employer, health, disability and life insurance, and a carry-over of any vested retirement benefits to which he was entitled under any former Skaneateles Bancorp, Inc. benefit plans.

The Company and the Bank may terminate Mr. Driscoll’s employment at any time. In the event of an involuntary termination other than for “cause” (as defined in the Amended Driscoll Agreement), or a voluntary termination with “good reason” (as defined in the Amended Driscoll Agreement), the Employer is required to continue to pay Mr. Driscoll the same level of compensation for the remaining term of the Amended Driscoll Agreement, as well as all medical, prescription drug, dental, and disability benefits, and employee life, group life, and other insurance that Mr. Driscoll and his family received before the termination, except to the extent such medical, prescription drug and dental benefits are available to Mr. Driscoll from a subsequent employer. Mr. Driscoll is not entitled to any payments that would constitute a “parachute payment” within the meaning of Section 280G(b)(2) of the Code. In the event of a voluntary termination without good reason or an involuntary termination of Mr. Driscoll’s employment for cause by the Employer, Mr. Driscoll has no right to compensation under the Amended Driscoll Agreement. If Mr. Driscoll voluntarily terminates his employment before June 30, 2004 without good reason and without the approval of the Employers’ Boards of Directors, he is prohibited from entering into any other employment with a significant competitor of the Bank (as defined in the Amended Driscoll Agreement) for one year or until after December 31, 2004, whichever is less.

Driscoll Supplemental Retirement Agreement. On March 16, 2001, the Bank and Mr. Driscoll entered into Amendment Number 1 to the Supplemental Retirement Agreement, dated as of January 1, 1998 among Mr. Driscoll, Skaneateles Bancorp, Inc. and Skaneateles Savings Bank (the “SRA”). Under the SRA, Mr. Driscoll is entitled to a supplemental retirement benefit equal to the pension benefit he would have received under the Bank’s qualified retirement plan if he were fully vested under such plan. If Mr. Driscoll’s employment with BSB terminates prior to July 1, 2004, Mr. Driscoll’s accrued annual supplemental defined benefit under the SRA as of December 31, 2003 would be $15,190 using the straight life annuity option.

Smith Employment Agreement. On December 28, 2000, the Employer entered into a two-year employment agreement with Arthur C. Smith (the “Smith Agreement”) that replaced in its entirety the Amended and Restated Change of Control Severance Agreement between the Employer and Mr. Smith, dated June 28, 1999. The term of this Agreement will automatically renew for one year on each anniversary of the date the agreement was entered into unless either the Employer or the executive gives contrary written notice to the other such party. Under the Smith Agreement, Mr. Smith will serve as the Executive Vice President – Retail Banking Officer of the Employer at an annual salary of no less than $135,000. In addition, Mr. Smith is entitled to certain benefits including reimbursement for reasonable business entertainment and travel expenses and participation in all the incentive, bonus, management recognition and benefit plans of the Employer, and all health, disability and life insurance benefits of the Employer.

The Employer may terminate Mr. Smith’s employment at any time. In the event of an involuntary termination other than for “cause” (as defined in the Smith Agreement), or a voluntary termination for “good reason” (as defined in the Smith Agreement), the Employer is required to continue to pay the terminated executive the same level of compensation for either 24 months after the date of termination or until the executive attains the age of 65, whichever is earlier, as well as all medical, prescription drug, dental, and disability benefits, and employee life, group life, and other insurance that the terminated executive and his family received before the termination, except to the extent such medical, prescription drug and dental benefits are available from a subsequent employer. If any payments to Mr. Smith constitute “excess parachute payments” under Section 280G of the Code, the Employer is required to pay the executive an additional payment, referred to as a gross-up payment, sufficient to enable the executive to pay the excise tax described in Section 4999 of the Code imposed on the excess parachute payment, plus taxes on the additional payment. In the event of a voluntary termination without good reason or an involuntary termination of the executive’s employment for cause by the Employer, the executive shall have no right to compensation under his employment agreement. If Mr. Smith terminates his employment before the end of the term without the approval of the Board of Directors of the Bank and without “good reason,” the Bank will be entitled to enjoin the employment of the executive with any “significant competitor” (as defined in the Smith Agreement) of the Bank for the lesser of a period of one year or the remaining term plus six months.

Le Beau and Wiley Change of Control Agreements. The Employer entered into a three-year Change of Control Severance Agreement with William M. Le Beau, Executive Vice President - Risk Management, on December 6, 2000 (the “Le Beau Severance Agreement”). The Employer entered into a three-year Change of Control Severance Agreement with Randy J. Wiley, Senior Vice President and Treasurer, on May 14, 2001 (the “Wiley Severance Agreement”). Each Severance Agreement provides that the term of the Severance Agreement will be extended automatically by one year on each anniversary date of the Severance Agreement, unless the Employer or the respective executive provides contrary written notice to the other party 180 days prior to the anniversary date.

If the executive’s employment under the Severance Agreement is terminated (1) for any reason before a “change in control” (as defined in the Severance Agreement); (2) after a change in control, by the Employer for “good cause” (as defined in the Severance Agreement); or (3) by the voluntary action of the executive without “good reason” (as defined in the Severance Agreement), the Employer is required to pay the executive his base salary through the date of termination, and the Employer shall have no further obligation to the executive or his spouse under the Severance Agreement, except for the payment of certain accrued benefits.

If the executive’s employment under the Severance Agreement is terminated involuntarily without good cause or voluntarily with good reason (1) before a change in control at the request or direction of the acquiring party, or (2) within 12 months after a change in control, the Employer is required to pay the executive for a period of up to three years a salary equal to the higher of the executive’s base salary on the date of the change in control or the date of termination of employment, and other benefits.

If any payments to Mr. Le Beau or Mr. Wiley under their respective Severance Agreement are subject to the excise tax described in Section 4999 of the Code, the Employer is required to pay the executive an additional payment, referred to as a gross-up payment, to equal the excise tax imposed on the payments, plus taxes imposed on the additional payment. The Severance Agreements do not contain any provision restricting the right to compete against the Bank upon termination of employment.

Mr. Wiley and the Employer entered into a letter agreement, executed December 23, 2003, (the “Wiley Letter Agreement”) amending the Wiley Severance Agreement to provide that immediately prior to the Acquisition, Mr. Wiley is entitled to a lump sum cash payment (exclusive of any applicable gross-up payment) equal to $619,493 in full satisfaction of Employer’s severance obligations under the Wiley Severance Agreement. Mr. Le Beau and the Employer entered into a letter agreement, executed December 23, 2003, (the “Le Beau Letter Agreement”) amending the Le Beau Severance Agreement to provide that immediately prior to the Acquisition, Mr. Le Beau is entitled to a lump sum cash payment (exclusive of any applicable gross-up payment) equal to $683,100 in full satisfaction of the Employer’s severance obligations under the Le Beau Severance Agreement.

Le Beau and Wiley Target Benefit Supplemental Retirement Benefit Agreements. On October 30, 2003, the Employer entered into a Target Benefit Supplemental Retirement Benefit Agreement with each of Mr. Le Beau (the “Le Beau Target Benefit Agreement”) and Mr. Wiley (the “Wiley Target Benefit Agreement”). The Wiley Letter Agreement referred to above also amended the Wiley Target Benefit Agreement to provide that immediately prior to the Acquisition, Mr. Wiley is entitled to a lump sum cash payment (exclusive of any applicable gross-up payment) equal to $604,933 in full satisfaction of the Employer’s obligations under the Wiley Target Benefit Agreement. The Le Beau Letter Agreement referred to above also amended the Le Beau Target Benefit Agreement to provide that immediately prior to the Acquisition, Mr. Le Beau is entitled to a lump sum cash payment (exclusive of any applicable gross-up payment) equal to $601,841 in full satisfaction of the Employer’s obligations under the Le Beau Target Benefit Agreement.

Deferred Compensation and Post Retirement Benefits

Executive employees may elect to defer the receipt of compensation income pursuant to a non-qualified deferred compensation agreement with the Bank. Interest is credited on the deferred amounts at a rate equal to the Bank’s earning asset yield. The Company also provides certain life and health insurance benefits to substantially all employees and eligible retirees through an unfunded plan. The Company makes contributions to the plan, as premiums are due. Retiree contributions may be required based upon years of service with the employer and the retiree’s election for dependent coverage provided under the plan.

Employee Defined Benefit Plans

The following table illustrates current annual pension benefits under the Company’s defined benefit retirement plan for retirement in 2003 at age 65 under the most advantageous provisions available for various levels of compensation, years of service, and full Social Security benefits. Pension benefits are currently subject to an annual statutory maximum of $160,000, subject to cost-of-living adjustments. Additionally, annual compensation in excess of $200,000 (subject to cost of living increases) may not be used in calculation of retirement benefits.

Final Average Salary	Years of Benefit Service
	5	10	15	20	25	30	35
75,000	7,500	15,000	22,500	30,000	37,500	45,000	45,000
100,000	10,000	20,000	30,000	40,000	50,000	60,000	60,000
125,000	12,500	25,000	37,500	50,000	62,500	75,000	75,000
150,000	15,000	30,000	45,000	60,000	75,000	90,000	90,000
160,000	16,000	32,000	48,000	64,000	80,000	96,000	96,000
170,000	17,000	34,000	51,000	68,000	85,000	102,000	102,000
200,000	20,000	40,000	60,000	80,000	100,000	120,000	120,000

A participant’s normal retirement benefit is equal to 2% of the average annual earnings, multiplied by the number of years and fraction thereof of creditable service. Average annual earnings represent payment made during the 36 consecutive calendar months of highest earnings during the final 120 calendar months of the employee’s creditable service. In no event, however, may the normal retirement benefit exceed 60% of average annual earnings. Pension allowances are based on 2% of the employee’s average basis annual earnings excluding overtime, bonus, or other special payments. Pension benefits are computed on a straight life annuity benefit.

The periods of creditable service as of December 31, 2003 for Messrs. Sharp, Driscoll, Le Beau, Smith and Wiley were 37 months, 54 months, 3 years, 36 years and 30 months, respectively.

Certain officers of the Company may also receive incremental retirement benefits from the Company pursuant to certain Target Benefit Supplemental Retirement Benefit Plans (“Target Benefit Plans”), which became effective October 30, 2003. The Target Benefit Plans are non-qualified plans covering Messrs. Sharp, Brock, Decker, Denniston, Le Beau and Wiley and are intended to make up for certain limitations in compensation under the qualified pension plan. The target benefit is calculated based on service and compensation projected to age 65 including bonus amounts and compensation in excess of the IRC Section 401(a)(17) limitations. In addition, the plan recognizes service worked with prior employers for select individuals. The Company contributes a flat percentage of pay each year for each participant based on the present value of the target benefit at normal retirement age (65). The benefit payable to the individual at age 65 is the account balance of the employer contribution, credited with earnings. For the year ended December 31, 2003, the Company made $258,211 in contributions to the Target Benefit Plans.

Compensation of Directors

Directors’ Fees. Directors of the Company did not receive any fees in their roles as directors of the Company during 2003. In 2003, for the period through April 28, 2003, with the exception of Mr. Craine, the directors received an annual retainer of $12,000 with $1,000 paid monthly, plus $500 for each Bank Board meeting attended. Also, during that same time period, each committee member received a fee of $500 per meeting attended and the Chairman of each of the Audit Committee, the Salary and Personnel Administration Committee, Nominating and Corporate Governance Committee and the Trust Committee received fees of $600 per meeting attended. In 2003, through April 28, 2003, each non-rotating member of the Bank’s Executive Committee scheduled to serve for the entire year received an annual retainer of $2,400 paid monthly and rotating members of the Executive Committee received fees of $500 per meeting attended.

Effective April 28, 2003, the annual retainer fee was increased to $15,000, with $1,250 paid monthly, plus $600 for each Bank Board meeting attended and each committee member received a fee of $600 per meeting attended, except for members of the Audit Committee, who received $1,200 per meeting attended. Non-rotating members of the Executive Committee who served from April 28, 2003 through the remainder of the year received $400 per month. Beginning April 28, 2003, the Chairman of each of the Salary and Personnel Committee, Nominating and Corporate Governance Committee and the Trust Committee each were entitled to receive a fee of $1,200 per meeting attended, the Chairman of the Audit Committee was entitled to receive $1,500 per meeting attended. In 2003, there was one Salary and Personnel Committee meeting, two Nominating and Corporate Governance Committee meetings, three Trust Committee meetings and five Audit Committee meetings. Also beginning April 28, 2003, the Chairman of the Executive Committee was entitled to receive a monthly fee of $800. During 2003, Mr. Craine served as Chairman of each of the Executive Committee and the Trust Committee and waived the fees discussed above in consideration of his receipt of fees as Chairman of the Board of Directors of the Bank, as discussed below. No fees were paid to officers of the Company who are also directors of the Company and the Bank. Directors may elect to defer the receipt of all or a portion of their fees pursuant to a non-qualified deferred compensation agreement. Interest is credited on the deferred amounts at a rate equal to the Bank’s earning asset yield.

As Chairman of the Board of Directors of the Company and the Bank, Mr. Craine received a monthly director fee of $8,500. This monthly fee was in lieu of all fees Mr. Craine otherwise would be entitled to receive as a director, including retainers and fees for attending board or committee meetings. Mr. Craine is not an executive officer of either the Company or the Bank and does not participate in any cash bonus or stock option compensation plans established for the benefit of executive officers of the Company or the Bank. Mr. Craine will continue to participate in the Company’s Directors’ Stock Option Plan.

Directors’ Stock Option Plan. The purpose of the Directors’ Stock Option Plan is to enhance the Company’s ability to attract and retain highly qualified individuals to serve as members of the Company’s Board of Directors and to provide additional incentives to non-employee directors to promote the success of the Company. Pursuant to the Directors’ Stock Option Plan, Messrs. Akel, Allen, Craine, Niermeyer, O’Neil and Thorn, Mrs. Bendz and Mrs. Higbee each received a grant of a non-qualifying option for 2,250 shares of Common Stock at an exercise price of $21.18 per share on January 24, 2003, the fair market value of the date of the grant. To the extent shares remain available for grant under the Directors’ Stock Option Plan, each non-employee director will receive in January of each year an option to purchase 2,250 shares at the fair market value on the date of grant. For 2004, the non-employee directors each received an option for 2,250 shares at an exercise price of $38.10 per share, the fair market value on the date of grant, January 23, 2004. Mr. Akel retired from the Board of Directors in April 2003. Upon his resignation, and in accordance with the Directors’ Stock Option Plan, Mr. Akel has the ability to exercise his options for a period of ten years from the grant date.

Company Compensation Committee and Bank Salary and Personnel Administration Committee Report on Executive Compensation

The Compensation Committee of the Company and the Salary and Personnel Administration Committee of the Bank consist of the same four non-employee directors. Decisions on the compensation of the Company’s executives, except with respect to stock options, are made by the Salary and Personnel Administration Committee of the Bank, as the Company’s executives do not receive separate compensation for their services as officers of the Company. The Compensation Committee of the Company has the authority to grant stock options to the Company’s executives under the 1996 Long-Term Incentive and Capital Accumulation Plan (the “1996 Incentive Plan”). For purposes of this report, the Salary and Personnel Administration Committee and the Compensation Committee are referred to together as the “Committee.” All decisions by the Committee relating to the compensation of the Company’s executive officers are reviewed by the full Board of Directors.

Set forth below is a report submitted by the Committee, addressing the Company’s compensation policies for 2003 as they affected the Company’s executive officers.

Compensation Policies for Executive Officers. The Committee’s executive compensation policies are designed to provide competitive levels of compensation and assist the Company in attracting and retaining qualified executives. Target levels of executive officers’ overall compensation are intended to be consistent with peer banks in the northeastern United States with assets between $1.0 billion and $5.0 billion. The Committee endorses the position that stock ownership by management and stock-based plans are beneficial in aligning management’s and shareholders’ interests in the enhancement of shareholder value. The Committee also endorses the position that cash bonuses tied to annual target levels for key financial performance objectives strengthen management’s incentive to increase consolidated net income of the Company.

Relationship of Performance to Executive Compensation. The Company’s named executive officers in 2003 were eligible for compensation consisting of the following components: base salary; cash profit sharing awards under the September 24, 2001 Performance Profit Sharing Plan, as amended January 1, 2003 (the “Profit Sharing Plan”); stock options under the 1996 Incentive Plan and the September 24, 2001 Performance Stock Option Plan, as amended January 1, 2003 (the “Stock Option Plan”); benefits under the Bank’s defined retirement plan and defined contribution plan; and certain other benefits. The purpose of the Profit Sharing Plan and the Stock Option Plan is to provide awards to employees, who, through high levels of performance, contribute to the success and profitability of the Company and the Bank, and to further align the economic interests of the award recipients with the interests of the Company’s stockholders. The plans are designed to support organization objectives and financial goals, as defined by the Company’s strategic and financial plans by making available additional, variable and contingent compensation.

Base Salary. The Committee reviews executive base salaries annually. The 2003 base salaries for the Chief Executive Officer and for the other executive officers were set within established salary ranges, which are based upon responsibility, experience and company performance. Base salaries are also designed to be competitive with peer banks in the northeastern United States with assets between $1.0 billion and $5.0 billion.

Cash Profit Sharing Awards. The Performance Profit Sharing Plan, adopted on September 24, 2001 and amended effective January 1, 2003 (the “Profit Sharing Plan”) by the Board of Directors establishes performance targets, including goals for the Company’s return on equity and return on assets, as well as the Bank’s net interest margin and non-performing assets to loan ratio. In addition, the Profit Sharing Plan establishes certain individual performance requirements. The executive officers of the Bank participated in the Profit Sharing Plan in 2003. The maximum cash bonus that could be paid to the Chief Executive Officer under the Profit Sharing Plan was 50% of base salary; the maximum cash bonus to the other executive officers was 45% of base salary. The Profit Sharing Plan also provided that no bonus could be paid out under the Profit Sharing Plan unless the Company declared and paid four quarterly dividends during 2003. A participant in the Profit Sharing Plan was not eligible for a bonus under the Profit Sharing Plan if the participant terminated employment during 2003 (other than because of disability, retirement or death), received an unsatisfactory performance review rating or failed to meet the requirements of the individual performance criteria, unless the Board or the Salary and Personnel Administration Committee of the Bank determined otherwise. Bonuses pursuant to the Profit Sharing Plan were paid in a lump sum on December 31, 2003.

Stock Options. The Company’s 1996 Incentive Plan provides long-term incentives to key employees, including executive officers, through the grant of stock options. The grant of stock options is intended to foster management team cohesion and align management and shareholder interests. Stock option grants provide additional incentives for executive officers. The Company believes that the grant of stock options can be used to encourage performance that can result in enhanced shareholder value. The Board of Directors of the Company adopted a Performance Stock Option Plan on September 24, 2001, as amended on January 1, 2003, to establish specific criteria that must be met to qualify for stock option awards under the 1996 Incentive Plan. For 2002 and 2003, the performance criteria set to qualify for stock option awards were the same as under the Profit Sharing Plan. Options based on satisfaction of such criteria in 2002 were granted by the Compensation Committee on February 13, 2003, and options based on satisfaction of such criteria in 2003 were granted by the Compensation Committee on December 31, 2003. All options were granted at the current market price on the date of grant.

Other. In addition to the compensation paid to executive officers as described above, executive officers receive, along with and on the same terms as other employees, benefits pursuant to the Bank’s defined benefit retirement plan and matching contributions under the Bank’s defined contribution plan. The executive officers also receive group term life insurance on the same terms as other employees, and certain other prerequisites.

Chief Executive Officer Compensation. From January 1, 2003 to February 3, 2003, Mr. Sharp’s base salary was $356,000. From February 3, 2003 through December 31, 2003, Mr. Sharp’s base salary was $381,000. Mr. Sharp received options for 46,504 shares of Common Stock during 2003 pursuant to the Company’s 1996 Incentive Plan. Among the considerations for establishing the salary of the CEO for 2003 was a review of the performance of the Company in certain key areas of performance for the year 2002, including progress in: improving commercial credit underwriting and administration; restructuring of the Company’s asset mix, including reducing the size of the commercial and industrial loan portfolio by $259.4 million in 2002; increasing the real estate loan portfolio by $121.5 million; increasing indirect auto loan originations by 72.5%; increasing the allowance to non-performing loans ratio to 125.0% as of December 31, 2002 versus 97.0% as of December 31, 2001; and maintaining a strong capital ratio which significantly exceeded the Federal Reserve Board requirements for a “well-capitalized” financial institution. The Committee also considers appropriate comparative salaries for other chief executive officers of peer banks in setting Mr. Sharp’s base salary.

Internal Revenue Code Section 162(m). In 1993, the IRC was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (Section 162(m) of the IRC), unless, among other things, the compensation meets the requirements for performance-based compensation. In structuring the Company’s compensation programs and in determining executive compensation, the Committee takes into consideration the deductibility limit for compensation.

Compensation Committee

Robert W. Allen (Chairman)

Diana J. Bendz

David A. Niermeyer

Mark T. O’Neil, Jr.

Compensation Committee and Salary and Personnel Administration Committee Interlocks and Insider Participation: Transactions with Management and Others

In fiscal 2003, the Bank had outstanding commercial real estate loans and commercial loans secured by real estate to Apalachin Development LLC and Newman Development Group of CP, LLC, outstanding, unsecured commercial loans to TSM LLC and Lane Associates, LLC, as well as unsecured standby letters of credit to Town Square Mall Associates, L.L.C., Campus Plaza, L.L.C. and Parkway Plaza L.L.C. and Newman Development Group of Dickinson, LLC, each of which was guaranteed by Mr. Akel. Mr. Akel is a former director of the Bank and member of the Compensation Committee until his retirement in April 2003. Mr. Akel is a member of each of the LLCs and holds a 16 2/3% interest in each of the LLCs listed above, except for an 11.1% interest in each of Apalachin Development LLC and Newman Development Group of Dickinson, LLC and no ownership interest in Lane Associates, LLC. The Bank has extended loans to one limited liability corporation and to one group of individuals for the purpose of purchasing property owned, in part, by Mr. Akel. In fiscal 2003, the Bank also had outstanding commercial loans, secured by accounts receivable, inventory and equipment to Stakmore Co., Inc., each guaranteed by Mr. Niermeyer. Mr. Niermeyer is the President and Chief Executive Officer of Stakmore Co., Inc. The Bank believes that the foregoing loans, letters of credit and the guarantees, as applicable, by Mr. Akel and Mr. Niermeyer were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The Bank also believes the loans and the guarantees did not involve more than the normal risk of collectability nor present any other unfavorable features.

For the year ended December 31, 2003, the Bank paid an aggregate of $188,358 to Binghamton Giant Markets, Inc. of which Mr. Akel is President and a principal stockholder. The payment reflects fees paid in connection with transactions on the Bank’s StoreTeller electronic facilities maintained at food markets owned by Binghamton Giant Markets, Inc. at market terms in the ordinary course of business.

Comparative Company Performance

The following line graph sets forth comparative information regarding the Company’s cumulative shareholder return on its Common Stock over the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return based on an investment of $100 at the beginning of the five year period beginning December 31, 1998 is compared to the cumulative total return of The NASDAQ Stock Market (U.S. Companies) and SNL Securities L.C. $1 billion to $5 billion Bank Index.

[GRAPHIC APPEARS HERE]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Owned by Management

The following table sets forth information as of January 20, 2004, with respect to the Company’s Common Stock beneficially owned by each director of the Company, each of the named executive officers and by all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (b)(c)	Percent of Class
Robert W. Allen Director	50,935	*

Diana J. Bendz Director	19,000	*

William C. Craine Director, Chairman of the Board	93,421	1.00%

John P. Driscoll Director and Executive Vice President – Central New York of the Bank	58,875	*

Ann G. Higbee Director	28,271	*

William M. Le Beau Executive Vice President – Risk Management	60,020	*

David A. Niermeyer Director	29,425	*

Mark T. O’Neil, Jr. Director	29,816	*

Howard W. Sharp Director, President and Chief Executive Officer	173,389	1.83%

Arthur C. Smith Executive Vice President – Retail Banking Officer	81,057	*

Thomas L. Thorn Director	244,837	2.63%

Randy J. Wiley Senior Vice President and Treasurer	22,352	*

All Directors and Executive Officers as a group (16 persons)	1,058,602	10.82%

*	less than one percent

(a)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power and/or investment power with respect to the security, or has the right to acquire beneficial ownership at any time within 60 days from January 20, 2004. As used herein, “voting power” includes the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. This table represents all shares as to which named individual possessed sole or shared voting or investment power as of January 20, 2004, including shares held by, in the name of, or in trust for, spouse, and dependent children of named individual and other relatives living in the same household, even if beneficial ownership has been disclaimed as to any of these shares by the individual.
(b)	The table includes shares as to which certain directors and named executive officers are beneficial owners but not the sole beneficial owners and over which the persons named in the table possess shared voting and/or shared investment powers as follows: Mr. Allen, 22,695 shares; Mr. Craine, 4,150 shares; Mr. Driscoll, 21,194 shares; Mrs. Higbee, 8,447 shares; Mr. O’Neil, 9,566 shares; Mr. Smith, 27,745 shares; and Mr. Thorn, 51,250 shares.
(c)	The table includes shares with respect to which the directors and the named executive officers currently have the right to acquire or will have the right to acquire beneficial ownership of Common Stock through the exercise of options within 60 days of January 20, 2004, as follows: Mr. Allen, 20,250 shares; Mrs. Bendz, 18,000 shares; Mr. Craine, 6,750 shares; Mr. Driscoll, 14,038 shares; Mrs. Higbee, 15,750 shares; Mr. Le Beau, 15,437 shares; Mr. Niermeyer, 13,500 shares; Mr. O’Neil, 20,250 shares; Mr. Sharp, 165,313 shares; Mr. Smith, 53,312 shares; Mr. Thorn, 13,500 shares; and Mr. Wiley, 19,473 shares.

Principal Shareholders

The following table presents information known to the Company regarding the beneficial ownership of Common Stock as of February 13, 2004 by each person believed by management to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(a)	Percent of Common Stock Outstanding
Wellington Management Company, LLP (“WMC”) 75 State Street Boston, MA 02109	492,500	5.28%

(a)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if that persons has or shares voting power or investment power over the security, or has the right to acquire beneficial ownership at any time within 60 days from February 10, 2004. For this table, voting power includes the power to vote or direct the voting of shares and investment power includes the power to dispose or direct the disposition.
(b)	Based on the Schedule 13G/A dated February 13, 2004, WMC reports shared voting power over 261,500 shares and shared dispositive power over 492,500 shares. WMC also reports that the shares are owned of record by clients of WMC and that WMC may be deemed to beneficially own these shares in its capacity as investment advisor. WMC’s clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of the Common Stock.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,367,991	$25.78	707,506
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,367,991	$25.78	707,506

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and employees of the Company or the Bank are permitted to borrow from the Bank to the extent permitted by New York law and the regulations of the Board of Governors of the Federal Reserve System. Under applicable New York law, the Bank may make first or second mortgage loans to directors and employees provided that each such loan is secured by the individual’s primary residence. In addition, the Bank makes consumer loans and commercial real estate and commercial business loans to directors and employees and related persons consistent with applicable law. Except as described below, all loans made by the Bank to directors and employees and related entities have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. It is the belief of management that, at the time of origination, these loans neither involved more than the normal risk of collectability nor presented any other unfavorable features.

Effective as of August 1997, the Bank adopted a policy permitting all directors and employees to obtain loans at preferential interest rates and to obtain discounted processing fees. This policy was discontinued in May 2002 for directors and executive officers of the Bank. The Bank has extended home equity lines of credit, with preferential terms, at an interest rate of prime plus  1/2% for indebtedness of up to $30,000 and prime for indebtedness of more than $30,000 to several individuals. In December 1998, the Bank extended a home equity line of credit to Mr. Rexford C. Decker, the Senior Vice President and Chief Financial Officer of the Company and the Bank; the largest aggregate amount of indebtedness outstanding at any time under Mr. Decker’s line of credit during fiscal 2003 and as of January 20, 2004 was $30,204 and $27,547, respectively. In January 1995, the Bank extended a home equity line of credit to Mr. Arthur C. Smith, Executive Vice President – Retail Banking Officer of the Bank; there was no indebtedness on this line of credit either at any time in fiscal 2003, nor as of January 20, 2004. In April 2001, the Bank extended a home equity line of credit to Mr. Roy Brock, Senior Vice President – Human Resources of the Company and the Bank; the largest aggregate amount of indebtedness outstanding at any time under Mr. Brock’s line of credit during fiscal 2003 and as of January 20, 2004 was $59,905 and $59,830, respectively.

The Bank has outstanding mortgage loans made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and at the time of origination, did not involve more than the usual risk of collectability nor present any other unfavorable features. Under the Bank’s policy of permitting discounted processing fees to employees and directors, Mr. Larry Denniston, Senior Vice President and Corporate Secretary, received a one point waiver on a mortgage loan in September 1998. The interest rate on the 15-year maturity loan is 4.75% and the largest aggregate amount of indebtedness outstanding during fiscal 2003 and as of January 20, 2004 was $165,200 and $160,081 respectively. Mr. John Driscoll, Executive Vice President, also received a one point waiver on a mortgage loan. Mr. Driscoll’s 15-year mortgage loan entered into in December 2001 has an interest rate of 5.75% and the largest aggregate amount of indebtedness outstanding during fiscal 2003 and as of January 20, 2004 was $143,508 and $136,633.

For a description of certain transactions regarding Mr. Akel, Mr. Niermeyer and the Bank, see “Compensation Committee and Salary and Personnel Administration Committee Interlocks and Insider Participation.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by KPMG LLP during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$364,000	$377,100
Audit-Related Fees (2)	18,500	11,475
Tax Fees (3)	44,235	56,909
All Other Fees (4)	4,400	71,100
Total	$431,135	$516,584

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to employee benefit plan audits.
(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for services other than the services reported above. In fiscal 2003, this category included fees related to advisory services related to the Sarbanes-Oxley Act of 2002. In fiscal 2002, this category mainly included fees related to advisory services in connection with item processing practices.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Consistent with Securities and Exchange Commission requirements regarding auditor independence, on February 12, 2004, the Audit Committee adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. All engagements of the independent auditor to perform any audit services and permissible non-audit services since February 12, 2004 have been pre-approved by the Audit Committee in accordance with the adopted policy. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve up to $25,000 in audit and non-audit services. Any decisions by the Chair of the Audit Committee under this delegated authority will be reported at the next meeting of the Audit Committee. The Supervisor of Internal Audit is required to report, on a quarterly basis, to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

All engagements of the independent auditor to perform any audit services and permissible non-audit services prior to the implementation date for the pre-approval policy were pre-approved by the Audit Committee in accordance with its normal functions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements.

The information required by this item is included in Item 8 of Part II of this report.

(a)(2)	Financial Statement Schedules.

The information required by this item is included in Item 8 of Part II of this report.

(a)(3)	Exhibits.

See Item 15(c).

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003 or through the file date:

Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2003 announcing earnings for the quarter ended September 30, 2003.

Current Report on Form 8-K filed with the SEC on November 7, 2003 announcing the sale of certain loans in its commercial loan portfolio.

Current Report on Form 8-KA filed with the SEC on December 23, 2003 amending the Current Report on Form 8-K filed on May 26, 1999.

Current Report on Form 8-K filed with the SEC on December 24, 2003 announcing that the Company entered into a definitive merger agreement with Partners Trust Financial Group, Inc.

Current Report on Form 8-K filed with the SEC on January 30, 2004 announcing earnings for the quarter and year ended December 31, 2003.

(c)	Exhibits.

The following exhibits are either filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference:

Exhibit Index

No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of December 23, 2003, by and among Partners Trust Financial Group, Inc., SBU Bank, Partners Trust, MHC, Wicked Acquisition Corporation and BSB Bancorp, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 29, 2003).

3.1	Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the “Company”) for the quarter ended March 31, 1996).

3.2	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 1999).

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen common stock certificate (incorporated herein by reference from Exhibit 4 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

4.2	Rights Agreement, dated as of May 24, 1999, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 1999).

4.3	Amendment, dated as of December 23, 2003, to the Rights Agreement, dated as of May 24, 1999, between BSB Bancorp, Inc. and American Stock Transfer & Trust Company, Rights Agent.

10.0	Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1990 Annual Meeting of Shareholders).

10.1	1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.2	Amendment Number 1 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.3	Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999).

10.4	Amendment Number 3 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5	Amendment Number 4 to 1996 Long-Term Incentive and Capital Accumulation Plan dated January 27, 2003 (incorporated by reference to Exhibit 4.5 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.6	Amendment Number 5 to the 1996 Long-Term Incentive and Capital Accumulation Plan effective February 24, 2003 (incorporated by reference to Exhibit 4.6 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.7	Amendment Number 6 to the 1996 Long-Term Incentive and Capital Accumulation Plan effective April 28, 2003 (incorporated by reference to Exhibit 4.7 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.8	Amendment Number 7 to the 1996 Long-Term Incentive and Capital Accumulation Plan effective April 28, 2003 (incorporated by reference to Exhibit 4.8 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.9	Directors’ Stock Option Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.10	Employment Agreement, entered into as of October 22, 2001, by and among the Company, the Bank and Howard W. Sharp (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.11	Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.12	Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.14	Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.15	Amendment Number #3 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	Amendment Number #4 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of November 25, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.17	Change of Control Severance Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William L. Le Beau (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.18	Letter Agreement, executed December 23, 2003, to amend Change of Control Severance agreement, dated December 6, 2000, by and among the Company, the Bank and William L. Le Beau; and to the Target Benefit Supplemental Retirement Benefit Agreement between the Bank and William M. Le Beau, entered into as of October 30, 2003.

10.19	Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Arthur C. Smith (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.20	Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.21	Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.22	Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23	Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.24	Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.25	Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.26	Change of Control Severance Agreement, entered into as of May 14, 2001, by and among the Company, the Bank and Randy J. Wiley (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.27	Letter Agreement, executed December 23, 2003, to amend Change of Control Severance agreement, dated May 14, 2001, by and among the Company, the Bank and Randy J. Wiley; and to the Target Benefit Supplemental Retirement Benefit Agreement between the Bank and Randy J. Wiley, entered into as of October 30, 2003.

10.28	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Howard W. Sharp, dated as of October 30, 2003.

10.29	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and William M. Le Beau, dated as of October 30, 2003.

10.30	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Rexford C. Decker, dated as of October 30, 2003.

10.31	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Larry G. Denniston, dated as of October 30, 2003.

10.32	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Randy J. Wiley, dated as of October 30, 2003.

10.33	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Roy W. Brock, dated as of October 30, 2003.

10.34	Amendment Number 8 to 1996 Long-Term Incentive and Capital Accumulation Plan effective February 23, 2004.

13	Report of Independent Accountants from PricewaterhouseCoopers, LLP

21	List of the Company’s Subsidiaries

23.1	Consent of KPMG LLP as Independent Auditors

23.2	Consent of PricewaterhouseCoopers, LLP as Independent Accountants

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(d)	There are no other financial statements and financial statement schedules which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, BSB Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSB BANCORP, INC.
(Registrant)

By:	/s/ Howard W. Sharp	Date: 02/24/04
Howard W. Sharp
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rexford C. Decker
Rexford C. Decker
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

By:	/s/ Robert W. Allen
Robert W. Allen, Director

By:	/s/ Diana J. Bendz
Diana J. Bendz, Director

By:	/s/ William C. Craine
William C. Craine, Director

By:	/s/ John P. Driscoll
John P. Driscoll, Director

By:	/s/ Ann G. Higbee
Ann G. Higbee, Director

By:	/s/ David A. Niermeyer
David A. Niermeyer, Director

By:	/s/ Mark T. O’Neil, Jr.
Mark T. O’Neil, Jr., Director

By:	/s/ Thomas L. Thorn
Thomas L. Thorn, Director

Exhibits

No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of December 23, 2003, by and among Partners Trust Financial Group, Inc., SBU Bank, Partners Trust, MHC, Wicked Acquisition Corporation and BSB Bancorp, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 29, 2003).

3.1	Certificate of Incorporation, as amended by the Certificate of Amendment dated May 24, 1993 and the Certificate of Amendment dated April 22, 1996 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q of BSB Bancorp, Inc. (the “Company”) for the quarter ended March 31, 1996).

3.2	Form of Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 1999).

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen common stock certificate (incorporated herein by reference from Exhibit 4 to the Company’s Registration Statement on Form S-4, filed with the SEC on March 2, 1988).

4.2	Rights Agreement, dated as of May 24, 1999, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 1999).

4.3	Amendment, dated as of December 23, 2003, to the Rights Agreement, dated as of May 24, 1999, between BSB Bancorp, Inc. and American Stock Transfer & Trust Company, Rights Agent.

10.0	Long-Term Incentive and Capital Accumulation Plan, as amended (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1990 Annual Meeting of Shareholders).

10.1	1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.2	Amendment Number 1 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.3	Amendment Number 2 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999).

10.4	Amendment Number 3 to 1996 Long-Term Incentive and Capital Accumulation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5	Amendment Number 4 to 1996 Long-Term Incentive and Capital Accumulation Plan dated January 27, 2003 (incorporated by reference to Exhibit 4.5 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.6	Amendment Number 5 to the 1996 Long-Term Incentive and Capital Accumulation Plan effective February 24, 2003 (incorporated by reference to Exhibit 4.6 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.7	Amendment Number 6 to the 1996 Long-Term Incentive and Capital Accumulation Plan effective April 28, 2003 (incorporated by reference to Exhibit 4.7 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.8	Amendment Number 7 to the 1996 Long-Term Incentive and Capital Accumulation Plan effective April 28, 2003 (incorporated by reference to Exhibit 4.8 to Company’s Form S-8 Registration Statement filed June 10, 2003).

10.9	Directors’ Stock Option Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders).

10.10	Employment Agreement, entered into as of October 22, 2001, by and among the Company, the Bank and Howard W. Sharp (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.11	Employment Agreement, entered into as of January 25, 1999, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.12	Amendment to Employment Agreement, entered into as of May 31, 2000, by and among the Company, the Bank and John P. Driscoll (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Amendment Number #1 to Supplemental Retirement Agreement among Skaneateles Bancorp, Inc., Skaneateles Savings Bank and John P. Driscoll dated January 1, 1998, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.14	Amendment Number #2 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of March 16, 2001, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.15	Amendment Number #3 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of February 21, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	Amendment Number #4 to Employment Agreement by and among John P. Driscoll, BSB Bancorp, Inc. and BSB Bank & Trust Company dated January 25, 1999, entered into as of November 25, 2002, by and among BSB Bancorp, Inc., BSB Bank & Trust Company and John P. Driscoll (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.17	Change of Control Severance Agreement, entered into as of December 6, 2000, by and among the Company, the Bank and William L. Le Beau (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.18	Letter Agreement, executed December 23, 2003, to amend Change of Control Severance agreement, dated December 6, 2000, by and among the Company, the Bank and William L. Le Beau; and to the Target Benefit Supplemental Retirement Benefit Agreement between the Bank and William M. Le Beau, entered into as of October 30, 2003.

10.19	Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Arthur C. Smith (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.20	Change of Control Severance Agreement, entered into as of February 22, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.21	Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Rexford C. Decker (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.22	Employment Agreement, entered into as of December 28, 2000, by and among the Company, the Bank and Larry G. Denniston (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23	Change of Control Severance Agreement, entered into as of November 2, 1990, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.24	Amendment to Change of Control Severance Agreement, entered into as of December 29, 1995, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.25	Amendment to Change of Control Severance Agreement, entered into as of June 28, 1999, by and among the Company, the Bank and Douglas R. Johnson (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.26	Change of Control Severance Agreement, entered into as of May 14, 2001, by and among the Company, the Bank and Randy J. Wiley (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.27	Letter Agreement, executed December 23, 2003, to amend Change of Control Severance agreement, dated May 14, 2001, by and among the Company, the Bank and Randy J. Wiley; and to the Target Benefit Supplemental Retirement Benefit Agreement between the Bank and Randy J. Wiley, entered into as of October 30, 2003.

10.28	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Howard W. Sharp, dated as of October 30, 2003.

10.29	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and William M. Le Beau, dated as of October 30, 2003.

10.30	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Rexford C. Decker, dated as of October 30, 2003.

10.31	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Larry G. Denniston, dated as of October 30, 2003.

10.32	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Randy J. Wiley, dated as of October 30, 2003.

10.33	Target Benefit Supplemental Retirement Benefit Agreement between BSB Bank & Trust Company and Roy W. Brock, dated as of October 30, 2003.

10.34	Amendment Number 8 to 1996 Long-Term Incentive and Capital Accumulation Plan effective February 23, 2004.

13	Report of Independent Accountants from PricewaterhouseCoopers, LLP

21	List of the Company’s Subsidiaries

23.1	Consent of KPMG LLP as Independent Auditors

23.2	Consent of PricewaterhouseCoopers, LLP as Independent Accountants

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(d)	There are no other financial statements and financial statement schedules which are required to be included herein.