Form 10-Q
period 2004-03-31
BSB BANCORP INC
filed 2004-05-10
CIK 830257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2004: 9,377,242 shares of common stock, $0.01 par value.

Part 1

Item 1

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In Thousands, Except Share and Per Share Data)	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$40,576	$45,670
Federal funds sold	47,200	16,000

Cash and cash equivalents	87,776	61,670

Investment securities available for sale, at fair value	639,541	623,832
Federal Home Loan Bank of New York stock	20,041	19,541
Loans held for sale	678	1,144
Loans:
Commercial	306,376	323,634
Consumer	351,539	367,412
Residential real estate	573,677	558,781
Commercial real estate	192,792	199,417

Total loans	1,424,384	1,449,244
Net deferred costs	2,992	2,953
Allowance for loan losses	(48,080)	(47,421)

Net loans	1,379,296	1,404,776

Bank premises and equipment, net	14,892	15,223
Accrued interest receivable	8,540	7,981
Other real estate owned and repossessed assets	832	1,231
Bank owned life insurance	41,522	41,054
Other assets	28,357	35,659

Total assets	$2,221,475	$2,212,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$1,580,617	$1,589,086
Borrowings	420,599	410,768
Other liabilities	18,376	17,752
Junior subordinated obligations issued to unconsolidated subsidiary trusts (Junior subordinated obligations)	48,202	48,202

Total liabilities	2,067,794	2,065,808

Shareholders’ Equity:
Preferred stock, par value $0.01 per share; 2,500,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share;
30,000,000 shares authorized; 11,918,894 and 11,788,182 shares issued at March 31, 2004 and December 31, 2003, respectively	119	118
Additional paid-in capital	47,524	44,243
Retained earnings	144,526	142,743
Accumulated other comprehensive income	5,463	3,049
Treasury stock, at cost: 2,544,251 and 2,541,668 shares at March 31, 2004 and December 31, 2003, respectively	(43,951)	(43,850)

Total shareholders’ equity	153,681	146,303

Total liabilities and shareholders’ equity	$2,221,475	$2,212,111

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
(In Thousands, Except Per Share Data)	March 31, 2004	March 31, 2003
Interest income:
Interest and fees on loans	$20,412	$22,195
Interest on federal funds sold	93	66
Interest on investment securities	7,060	7,089
Interest on loans held for sale	22	26

Total interest income	27,587	29,376

Interest expense:
Interest on savings deposits	273	416
Interest on time deposits	4,438	5,104
Interest on money market deposit accounts	1,279	1,092
Interest on NOW accounts	71	82
Interest on borrowings	3,558	3,424
Interest on junior subordinated obligations	738	—
Interest on trust preferred securities	—	778

Total interest expense	10,357	10,896

Net interest income	17,230	18,480
Provision for loan losses	1,620	3,968

Net interest income after provision for loan losses	15,610	14,512

Non-interest income:
Service charges on deposit accounts	1,162	1,250
Checkcard interchange fees	330	359
Mortgage servicing fees	171	145
Fees and commissions - brokerage services	183	222
Trust fees	326	278
Income from bank owned life insurance	468	247
Gain on sale of securities, net	34	329
Other income	554	528

Total non-interest income	3,228	3,358

Operating expense:
Salaries, pensions and other employee benefits	7,098	6,503
Building occupancy	1,223	1,107
Advertising and promotion	450	334
Professional fees	434	736
Data processing costs	1,090	1,244
Services	717	752
Merger related expenses	172	—
Other real estate owned and repossessed asset expenses, net	119	159
Other expenses	1,387	1,228

Total operating expense	12,690	12,063

Income before income taxes	6,148	5,807
Income tax expense	2,031	1,930

Net income	$4,117	$3,877

Earnings per share:
Basic	$0.44	$0.42
Diluted	$0.43	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

Item - continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003
Net income	$4,117	$3,877
Other comprehensive income (loss):
Unrealized net holding gains (losses) on securities available for sale arising during the year	4,071	(1,426)
Net unrealized gains on securities transferred
from held to maturity to available for sale	—	312
Reclassification adjustment for net realized
gains included in net income	(34)	(329)

Other comprehensive income (loss), before income tax	4,037	(1,443)
Income tax (benefit) expense on other comprehensive income (loss)	(1,623)	580

Total other comprehensive income (loss), net of tax	2,414	(863)

Comprehensive income	$6,531	$3,014

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands, Except Share and Per Share Data)

Three Months Ended March 31, 2003	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2002	11,660,726	$117	$41,704	$134,903	$8,970	$(36,768)	$148,926
Net income				3,877			3,877
Other comprehensive loss					(863)		(863)

Comprehensive income							3,014

Stock options exercised, net	22,673		288				288
Cash dividend paid on common stock ($0.25 per share)				(2,284)			(2,284)
Treasury stock purchased (316,108 shares)						(6,998)	(6,998)

Balance at March 31, 2003	11,683,399	$117	$41,992	$136,496	$8,107	$(43,766)	$142,946

Three Months Ended March 31, 2004
Balance at December 31, 2003	11,788,182	$118	$44,243	$142,743	$3,049	$(43,850)	$146,303
Net income				4,117			4,117
Other comprehensive income					2,414		2,414

Comprehensive income							6,531

Stock options exercised, net	130,712	1	3,281				3,282
Cash dividend paid on common stock ($0.25 per share)				(2,334)			(2,334)
Treasury stock purchased (2,583 shares)						(101)	(101)

Balance at March 31, 2004	11,918,894	$119	$47,524	$144,526	$5,463	$(43,951)	$153,681

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
Operating activities:
Net income	$4,117	$3,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,620	3,968
Gain on sale of securities, net	(34)	(329)
Gain on sale of loans held for sale, net	(78)	(75)
Gain on sale of bank premises and equipment, other real estate owned and repossessed assets, net	(1)	(21)
Depreciation and amortization	567	503
Net amortization of premiums and discounts on investment securities	310	425
Income from bank owned life insurance	(468)	(247)
Proceeds from sales of loans held for sale	6,054	5,755
Loans originated and held for sale	(5,509)	(4,462)
Writedowns of other real estate owned and repossessed assets	63	6
Net change in other assets and liabilities	5,744	5,573

Net cash provided by operating activities	12,385	14,973

Investing activities:
Proceeds from sales and calls of available for sale investment securities	29,603	35,396
Principal collected on available for sale investment securities	32,532	68,633
Purchases of available for sale investment securities	(74,083)	(100,926)
Proceeds from sales of held to maturity investment securities	—	9,266
Purchases of held to maturity investment securities	—	(1,317)
Principal collected on held to maturity investment securities	—	889
Purchases of Federal Home Loan Bank (“FHLB”) stock	(1,000)	(1,000)
Redemptions of FHLB stock	500	2,641
Net loans repaid by (made to) customers	23,640	(50,137)
Proceeds from sale of other real estate owned and repossessed assets	556	281
Purchases of bank premises and equipment	(236)	(1,038)

Net cash provided by (used in) investing activities	11,512	(37,312)

Financing activities:
Net (decrease) increase in deposits	(8,469)	6,123
Net (decrease) increase in repurchase agreements and FHLB line of credit advances	(157)	12,418
Proceeds from FHLB term advances	30,000	15,000
Repayments of FHLB term advances	(20,012)	(5,012)
Proceeds from exercises of stock options	3,282	288
Purchases of treasury stock	(101)	(6,998)
Dividends paid	(2,334)	(2,284)

Net cash provided by financing activities	2,209	19,535

Net increase (decrease) in cash and cash equivalents	26,106	(2,804)
Cash and cash equivalents at beginning of period	61,670	46,912

Cash and cash equivalents at end of period	$87,776	$44,108

Item 1 - continued

BSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Three Months Ended March 31,
(In Thousands)	2004	2003
Supplemental information:
Cash paid (refunded) during the period for:
Interest on deposits and borrowings	$10,379	$11,456
Income taxes	$(3,915)	$—

Non-cash investing activity:
Transfer from loans to other real estate owned and repossessed assets	$220	$826
Transfer of securities from held to maturity to available for sale (amortized cost of $44,926)	$—	$45,238
Adjustment of available for sale investment securities to fair value, net of tax	$2,414	$(863)

See accompanying notes to unaudited interim consolidated financial statements.

Item 1 - continued

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.	Basis of Presentation

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods’ financial statements are reclassified whenever necessary to conform to the current period’s presentation. The December 31, 2003 Consolidated Statement of Condition is derived from the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. The results of operations for the March 31, 2004 interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2004, or any other interim periods.

2.	Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share, except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the reporting period, computed using the treasury stock method. The following table provides information on the calculation of basic earnings per share and diluted earnings per share for the quarters ended March 31, 2004 and 2003, respectively.

Quarters ended March 31, 2004 (In Thousands, Except Share and Per Share Data)	Net Income	Weighted Average Shares	Earnings Per Share
Basic earnings per share	$4,117	9,329,022	$0.44
Dilutive effect of stock options		299,871

Diluted earnings per share	$4,117	9,628,893	$0.43

Anti-dilutive stock options		4,143

2003 (In Thousands, Except Share and Per Share Data)
Basic earnings per share	$3,877	9,309,002	$0.42
Dilutive effect of stock options		103,379

Diluted earnings per share	$3,877	9,412,381	$0.41

Anti-dilutive stock options		97,774

3.	Trust Preferred Securities

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

Item 1 - continued

III were invested in junior subordinated obligations of the Company, which are the sole assets of the respective trusts. The proceeds from each of these trusts were used for general corporate purposes.

See Note 7 for discussion of FIN No. 46 and its impact on trust preferred securities.

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

The Company has two stock-based compensation plans that are described more fully in Note 15 to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost has been reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to its stock-based compensation plans.

	Three Months Ended
(Dollars in Thousands, Except Per Share Data)	March 31, 2004	March 31, 2003
Net income, as reported	$4,117	$3,877
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(271)	(183)

Pro forma net income	$3,846	$3,694

Earnings Per Share:
Basic - as reported	$0.44	$0.42
Basic - pro forma	$0.41	$0.40
Diluted - as reported	$0.43	$0.41
Diluted - pro forma	$0.40	$0.39

During the first three months of 2004, the Company granted 15,750 stock options at the exercise price of $38.10. For 2003, the Company granted 246,116 options in the first quarter, at exercise prices ranging from $20.82 to $21.18, and 289,996 options in the fourth quarter, at the exercise price of $39.50, under the stock-based compensation plans in effect.

The Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management’s opinion, does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the quarters ended March 31, 2004 and 2003 may not be representative of the pro forma effects on reported net income and earnings per share for future periods.

Item 1 - continued

6.	Guarantees

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

For letters of credit, the amount of collateral obtained, if any, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include residential and commercial real estate and business related assets. As required by a letter of credit agreement for one commercial relationship, the Company has $281,000 in a pledged deposit account at a commercial bank with no corporate securities pledged at March 31, 2004. By comparison, the Company pledged as collateral corporate securities having a fair value of approximately $280,000 at December 31, 2003. With respect to a second standby letter of credit agreement which had a notional value of $1.0 million, the Company has $1.6 million in corporate securities pledged to the Bank at March 31, 2004 and $1.7 million in corporate securities pledged to the Bank at December 31, 2003.

7.	Employee Benefits

The components of net periodic benefit cost for the above plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Pension Benefits		Life and Health Benefits		SERP
(Dollars in Thousands)	2004	2003	2004	2003	2004	2003
Service cost	$276,638	$284,795	$49,781	$41,071	$—	$—
Interest cost	438,482	423,379	87,851	84,355	3,336	3,415
Expected return on plan assets	(539,117)	(536,507)	—	—	—	—
Amortization of unrecognized transition/obligation	—	—	43,300	43,300	(520)	(668)
Amortization of unrecognized (gain) loss	179,758	121,111	—	430
Amortization of unrecognized prior (credit) service cost	(5,016)	(6,194)	—	—	1,314	1,315

Net periodic benefit cost	$350,745	$286,584	$180,932	$169,156	$4,130	$4,062

As previously disclosed in our financial statements for the year ended December 31, 2003, the Company expected to contribute $500,000 to the pension plan. As of March 31, 2004, the Company has not made a contribution to the plan.

8.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE’s created after January 31, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which has an effective date of March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”). The deconsolidation, as of December 31, 2003, resulted in the recognition of the trust preferred securities as junior subordinated obligations on the consolidated statement of financial condition. The junior subordinated obligations of the trusts also include common interests, which aggregate approximately $1.7 million, and are offset by an identical amount representing the Company’s investments in these trusts and is included in other assets. The provisions of FIN 46 R had no impact on the Company’s consolidated statements of income or cash flows

Item 1 - continued

for 2003. During the three months ended March 31, 2004, interest expense on the junior subordinated obligations has separate presentation on the consolidated statement of income from interest expense on the trust preferred securities in 2003. Adoption of FIN 46 R had no impact on net interest income for the three months ended March 31, 2004.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

BSB Bancorp, Inc. (“BSB” or the “Company”), holding company for BSB Bank & Trust Company (the “Bank”), earned net income for the quarter ended March 31, 2004 of $4.1 million or $0.43 per diluted share, compared to net income of $4.9 million or $0.52 per diluted share for the fourth quarter of 2003 and $3.9 million or $0.41 per diluted share for the first quarter of 2003.

On April 26, 2004, the Board of Directors declared a quarterly cash dividend of $0.25 per share payable on June 10, 2004 to shareholders of record at the close of business on May 21, 2004.

Recent Developments

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

Critical Accounting Policies

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations. While management’s evaluation of the allowance for loan losses as of March 31, 2004 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company may need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, have a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan losses policy would also require making additional provisions for loan losses. All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K, to gain a greater understanding of how the Company’s financial performance is reported.

Item 2 - continued

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

FINANCIAL CONDITION

Total assets of the Company increased to $2,221.5 million at March 31, 2004 from $2,212.1 million at December 31, 2003. Changes in the composition of total assets relate directly to the Company’s strategy to reduce credit risk and maintain a loan portfolio consistent with the objectives of management in preparation for the pending merger with Partners Trust Financial Group, Inc. discussed earlier. The most significant elements of change relate to increases of $15.7 million in investment securities and $31.2 million in federal funds partially offset by the decrease of $25.5 million in the aggregate net loan portfolio.

The Company’s total loan portfolio decreased $24.9 million or 1.7% to $1,424.4 million at March 31, 2004 from $1,449.2 million at December 31, 2003. The overall decrease in the total loan portfolio relates to decreases in commercial and industrial loan (“C&I”) ($17.3 million), consumer ($15.9) and commercial real estate ($6.6 million) portfolios. The impact of such decreases on the loan portfolio was partially offset by the $14.9 million net increase in residential real estate loans to $573.7 million at March 31, 2004.

The Company continues to actively pursue opportunities to be a leader of the residential mortgage business in its primary markets. Residential mortgage loan originations, in the first quarter of 2004, have slowed dramatically, consistent with national trends after setting quarterly records during 2003. Originations were $39.5 million for the first quarter of 2004, as compared to $86.9 million in the first three months of 2003. Despite the recent slowdown, the Company considers itself well positioned to maintain a leadership role in the residential mortgage market within the Bank’s primary geographic areas. In addition, the Company continues to successfully market a fixed-rate, bi-weekly mortgage loan product, which provides the most significant origination volume in our key market areas. For the first three months of 2004, bi-weekly mortgage loan originations were $22.8 million or 57.8% of the aggregate originations for the same period. Also, current mortgage originations include refinanced mortgage loans at a 72.6% level. As a result, with bi-weekly originations of 10- and 15-year loans being approximately 89.1% of all bi-weekly originations, the overall residential loan portfolio increased with shorter durations. The bi-weekly mortgage loan products promoted by the Company also require payment by automatic debit to a checking account with the Company. Such deposit account relationships have contributed directly to the Company’s growth in checking accounts, discussed later, since they tend to retain higher than average deposit balances. In 2004, the Company also continued to sell most residential real estate loans originated with extended maturities of 20 years or longer in order to maintain flexibility within the real estate portfolio. Sales of residential real estate loans amounted to $6.1 million for the three months of 2004 compared to $5.8 million for the comparative period in 2003.

Item 2 - continued

The commercial real estate loan portfolio decreased 3.3% to $192.8 million at March 31, 2004 compared to $199.4 million at December 31, 2003. The commercial real estate portfolio in the Company’s primary market area continues to be hindered by slow economic growth of moderate-sized commercial organizations within the region. The Company has used this period to evaluate the long-term strategy and objectives of the organization once the pending merger is completed. As a result, commercial real estate originations were $9.1 million for the first quarter of 2004 with $6.2 million representing additional draws for existing loan relationships. By comparison, commercial real estate originations were $16.8 million for the same period in 2003.

During the first three months of 2004, the commercial and industrial (“C&I”) loan portfolio decreased $17.2 million to $306.4 million at March 31, 2004 from $323.6 million at December 31, 2003. The majority of this decline was attributed to principal reductions and loan pay-offs, as well as a reduction of $2.2 million associated with loan charge-offs (see “Asset Quality”) for the period. As discussed under commercial real estate, the Company has used this period to assess strategic objectives for this line of business in terms of corporate risk, targeted geographic growth and customer service relationships following the pending merger. As a result, commercial loan originations were only $3.1 million for the quarter ended March 31, 2004 compared to $17.9 million for the same period in 2003.

Consumer loans decreased to $351.5 million at March 31, 2004 from $367.4 million at December 31, 2003, which reflects continued softening in this market mix. Consumer loans generally provide opportunities to meet the credit needs of our individual customers, and the short-term nature of these loans shortens the duration of the entire loan portfolio. The decrease in consumer loans reflects the overall decline of $13.3 million in consumer loan originations, with the most significant declines in both direct and indirect auto loan originations. New auto loans continued to lag due to heavy competition in the new car market from auto manufacturers’ incentives provided to market their products. In the first quarter of 2004, the Company’s more strict underwriting guidelines and the seasonal decline in auto sales resulted in a decline of $5.3 million in indirect used car loans. Equity lines of credit were the only consumer loan sector to increase during the first quarter of 2004. Originations of equity lines of credit were $5.6 million for the first quarter of 2004 representing 23.6% of overall consumer loan originations for the same period. Such originations tend to have longer repayment terms than the remainder of this portfolio.

The Company’s investment portfolio activity continues to reflect the ongoing role for such assets’ demands associated with fluctuations in loan demand, as well as fulfilling the regulatory and operational liquidity demands of day-to-day business activities. Despite the continued rapid amortization and calls of securities related to the low interest rate environment, the Company maintained investment securities (including Federal Home Loan Bank of New York stock) at $659.6 million at March 31, 2004 compared to $643.4 million at December 31, 2003. Mortgage-backed securities, including collateralized mortgage obligations (“CMOs”), represented approximately 54% of the aggregate portfolio at March 31, 2004 compared to 58% at December 31, 2003. Other securities consist of United States Treasury securities, United States Government Agency securities, as well as obligations of state and local governments and corporate debt and equity securities. Continued high levels of prepayments on mortgage-backed securities impacted the current year-to-date yield of the investment portfolio; however, they provide sufficient liquidity to fund current operating requirements as the Company prepares for the transition under the terms of the pending merger.

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

Other real estate owned and repossessed assets decreased to $832,000 at March 31, 2004 compared to $1.2 million at December 31, 2003. Other real estate owned, as a component of such total, included $731,000 at March 31, 2004 compared to $1.1 million at December 31, 2003. Activity for the period included the transfer of approximately $39,000 in loans, principally commercial, with sales and recoveries of $374,000 for the period. Repossessed assets were $102,000 at March 31, 2004 as well as December 31, 2003.

Item 2 - continued

The Company initially purchased $20.0 million of bank owned life insurance (“BOLI”) in December 2002 with an additional $20.0 million acquired in December 2003. The Company’s BOLI investment was acquired to provide funding for certain employee benefits, and is carried at the cash surrender value of the underlying policies. BOLI provides tax-exempt income (recorded as non-interest income) based on increases in the cash surrender value of the underlying policies. Income from this source was $468,000 for the first quarter of 2004 compared to $247,000 for the first quarter of 2003.

Other assets decreased to $28.4 million at March 31, 2004 from $35.7 million at December 31, 2003. The most significant factor associated with the $7.3 million decrease in other assets relates to refundable federal income taxes of $3.9 million received in March 2004. In addition, deferred income taxes associated with the increase in the fair value of securities held for sale resulted in a $1.6 million decrease in other assets during the period.

Total deposits decreased to $1,580.6 million at March 31, 2004 compared to $1,589.1 million at December 31, 2003. Core deposits are generally considered deposit accounts other than time deposits. Money market deposits increased by $8.6 million during the first quarter of 2004, primarily due to the $12.6 million increase in municipal accounts, which tend to be cyclical, consistent with the related government activities. Time deposits decreased $18.3 million at March 31, 2004 compared to December 31, 2003. Retail time deposits, principally maturities of six months to less than two years, declined $19.1 million, while municipal time deposits provided a partial offset with an increase of $3.4 million. Non-interest-bearing demand accounts decreased $2.4 million during the first quarter of 2004 with the decrease primarily attributed to the $6.5 million decline in commercial checking accounts. These declines were primarily offset by increases in a variety of retail checking accounts as well as a $1.4 million increase in municipal checking accounts.

The following table shows the detail composition at both dates:

	March 31, 2004		December 31, 2003
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Savings deposit accounts	$182,198	11.53%	$181,720	11.44%
Money market deposit accounts	437,937	27.71%	429,376	27.02%
Time deposit accounts	674,603	42.67%	692,912	43.60%
NOW accounts	131,643	8.33%	128,400	8.08%
Non-interest-bearing demand accounts	154,236	9.76%	156,678	9.86%

Total deposits	$1,580,617	100.00%	$1,589,086	100.00%

The Company’s borrowings increased to $420.6 million at March 31, 2004 from $410.8 million at December 31, 2003. The primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances which accounted for $400.8 million and $390.8 million of aggregate borrowings at March 31, 2004 and December 31, 2003, respectively. New FHLB advances for 2004 have a weighted average term of 2.8 years at March 31, 2004. The comparative weighted average term for all FHLB advances outstanding at March 31, 2004 was 5.3 years. Other borrowings at March 31, 2004 were primarily comprised of $18.7 million of securities sold under agreements to repurchase and no FHLB line of credit was utilized. These borrowings, along with deposits, are used to fund the Company’s lending and investment activities.

Total shareholders’ equity increased by $7.4 million in the first three months of 2004 primarily due to net income of $4.1 million and the increase of $3.3 million from the proceeds of the exercise of stock options, including related tax benefits. Cash dividends of $2.3 million were paid, offset by a $2.4 million increase in accumulated other comprehensive income.

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

Item 2 - continued

Total non-performing assets were $17.5 million or 0.79% of total assets at March 31, 2004, compared to $14.4 million or 0.65% of total assets at December 31, 2003. Loans are placed on a non-accrual status when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual. When a loan is placed in a non-accrual status, previously accrued but unpaid interest is deducted from interest income. Other than with respect to consumer loans, the Company does not accrue interest on loans greater than 90 days past due unless the estimated fair value of the collateral and active collection efforts are believed to be adequate to result in full recovery.

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more overdue and other real estate owned (“ORE”) and repossessed assets held by the Company at the dates indicated:

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
(Dollars in Thousands)
Non-accrual loans:
Commercial loans	$14,964	$11,186	$27,570	$30,267	$30,078
Residential real estate loans	861	622	680	743	787
Commercial real estate loans	446	32	67	674	821
Consumer loans	104	134	237	271	198
Troubled debt restructured loans	—	1,126	2,005	6,379	12,143

Total non-accrual loans	16,375	13,100	30,559	38,334	44,027
Accruing loans with principal or interest payments 90 days or more overdue	278	109	141	111	190

Total non-performing loans	16,653	13,209	30,700	38,445	44,217

Other real estate owned and repossessed assets	833	1,231	1,696	2,601	3,668

Total non-performing assets	$17,486	$14,440	$32,396	$41,046	$47,885

Total non-performing loans to total loans	1.17%	0.91%	2.11%	2.70%	3.16%

Total non-performing assets to total assets	0.79%	0.65%	1.49%	1.90%	2.33%

In addition to the non-accruing troubled debt restructured loans shown above, the Company also had accruing loans classified as troubled debt restructured loans totaling $17.2 million, $13.8 million, $8.4 million, $8.1 million and $3.6 million at March 31, 2004, December 31, September 30, June 30, and March 31, 2003, respectively. The Company does not consider these loans to be non-performing.

Commercial loans and troubled debt restructured loans that are in non-accrual status increased to $15.0 million at March 31, 2004 from $12.3 million at December 31, 2003. The single largest factor in the increase was one relationship (4 loans) totaling approximately $3.9 million that went into non-performing status during the quarter. Charge-offs of commercial loans and non-accruing troubled debt restructured loans amounted to $2.2 million that reduced non-performing loans in the first quarter of 2004. New non-performing commercial loans and non-accruing troubled debt restructured loans of $6.6 million were added in first quarter 2004, partially offset by $1.7 million of pay-downs or pay-offs in these loan categories for the same period.

Item 2 - continued

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due under the contractual terms of the loan agreement. The measurement of impaired loans may be based upon the present value of expected future cash flows discounted at the contractual interest rate, or for loans that have become collateral dependent are based on the fair value of the collateral. At March 31, 2004, the Company’s recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $31.9 million with an impairment allowance aggregating $10.5 million. At March 31, 2003, loans considered to be impaired in accordance with SFAS No. 114 totaled $46.7 million, of which $4.5 million related to loans with no allocated allowance because the loans have been partially written down through charge-offs and the related collateral coverage is considered sufficient. The $42.2 million remainder related to loans with a corresponding allocated allowance of $19.6 million. For the year ended December 31, 2003, the average recorded investment in impaired loans was approximately $39.0 million and decreased to $29.0 million for the quarter ended March 31, 2004. The Company recognized, on a cash basis, $599,000 of interest in 2003 and $301,000 to date in 2004 on impaired loans during the portion of the year they were impaired.

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

The allowance for loan losses was $48.1 million or 3.38% of total loans outstanding at March 31, 2004, providing coverage for non-performing loans of 288.72%. The coverage of non-performing loans was 359.01% at December 31, 2003, and the allowance for loan losses was $47.4 million or 3.27% of total loans outstanding. The coverage ratio for non-performing loans is consistent with management’s priority to strategically balance the mix of the Company’s loan portfolio and recognize the influence of general economic and business conditions, especially those influencing our regional businesses. Management’s assessment of the adequacy of the allowance for loan losses incorporates an evaluation of the Company’s overall loan portfolio, based on both general economic factors and specific factors influencing loans covered by the risk-rating system described above.

Item 2 - continued

Performing loans past due 30-89 days decreased to $5.1 million at March 31, 2004 from $6.9 million at December 31, 2003 and $4.0 million at March 31, 2003. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. Performing substandard loans decreased to $44.7 million ($4.4 million of which are accruing troubled debt restructured loans) at March 31, 2004 compared to $53.4 million ($0.8 million of which are accruing troubled debt restructured loans) at December 31, 2003. Potential problem loans at March 31, 2004 and December 31, 2003 primarily consisted of commercial and industrial loans.

The allowance for loan losses required an aggregate provision for loan losses of $1.6 million in the first quarter of 2004, compared to $260,000 in the fourth quarter of 2003, and $4.0 million in the first quarter of 2003. The higher provision for loan losses compared to the fourth quarter of 2003 primarily reflects weakened credit quality ratings for two larger commercial credit relationships.

Net charge-offs were $1.0 million, $14.2 million and $1.3 million for the first quarter of 2004, the fourth quarter of 2003 and the first quarter of 2003, respectively. Net charge-offs for the current quarter were less than the current provision for loan losses, which is a change from recent quarters when net charge-offs exceeded the provision for loan losses for the same period. The provision in excess of net charge-offs reflects management’s continuing assessment of the related asset quality. During the fourth quarter of 2003, the Company sold certain large, under-performing loans with an aggregate carrying value of $36.7 million. The proceeds from the sale of these loans, net of estimated transaction costs, was $27.2 million. The $9.5 million difference between the carrying value and the net proceeds from the sale of these loans generally reflects the Company’s previously established loan loss reserves and was charged-off against the allowance for loan losses. They had no impact on the Company’s income statement. Prior to the decision to sell, these loans were either non-performing or performing loans classified as substandard. As a result of the sale, non-performing loans decreased $14.5 million and substandard performing loans declined $22.2 million.

Commercial loan charge-offs decreased to $2.2 million in the first quarter of 2004 from $17.9 million in the fourth quarter of 2004 and $1.1 million in the first quarter of 2003. Management continually reviews the adequacy of the allowance for loan losses. At March 31, 2004, the allowance was considered adequate by management.

Item 2 - continued

The following table summarizes activity in the Company’s allowance for loan losses during the periods indicated:

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
(Dollars in Thousands)
Average gross loans outstanding	$1,433,936	$1,448,377	$1,425,579	$1,399,913	$1,363,637
Allowance at beginning of period	$47,421	$61,382	$62,607	$65,944	$63,250

Charge-offs:
Commercial loans	2,181	17,868	7,065	6,490	1,102
Consumer loans	796	1,135	987	990	977
Residential real estate loans	53	26	25	12	30
Commercial real estate loans	339	106	496	82	208

Total loan charge-offs	3,369	19,135	8,573	7,574	2,317
Recoveries	2,408	4,914	4,468	1,257	1,043

Net charge-offs	961	14,221	4,105	6,317	1,274

Provision for loan losses	1,620	260	2,880	2,980	3,968

Allowance at end of period	$48,080	$47,421	$61,382	$62,607	$65,944

Ratio of net charge-offs to:
Average gross loans outstanding (annualized)	0.27%	3.93%	1.15%	1.80%	0.37%
Ratio of allowance to:
Non-performing loans	288.72%	359.01%	199.94%	162.85%	149.14%
Period-end loans outstanding	3.38%	3.27%	4.23%	4.40%	4.72%

Other real estate owned (“ORE”) and repossessed assets include property acquired by foreclosure, by deed in lieu of foreclosure or by repossession. At March 31, 2004, total ORE and repossessed assets totaled $832,000, representing a decrease of $399,000 compared to $1.2 million at December 31, 2003. Activity in ORE for the three-month period includes the transfer of approximately $39,000 in loans, principally commercial, offset by sales and recoveries of $374,000 for the period. Repossessed assets totaled $102,000 at March 31, 2004 and December 31, 2003. Consumer loan repossessions include vehicles and mobile home units that represented 82.0% and 100.0% of the respective balances at March 31, 2004 and December 31, 2003.

Item 2 - continued

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

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General

For the three months ended March 31, 2004, the Company reported net income of $4.1 million compared to $3.9 million for the three months ended March 31, 2003. Basic and diluted earnings per share were $0.44 and $0.43, respectively, for the three months ended March 31, 2004, compared to basic and diluted earnings per share of $0.42 and $0.41 for the three months ended March 31, 2003. In 2004, the comparative earnings per share is impacted by the higher Company stock price creating a larger dilutive effect on unexercised options. The comparative earnings per share for the first quarter of 2003 was impacted by a higher level of average shares outstanding prior to the Company’s stock repurchase program under which more than 300,000 shares were acquired in the later part of such quarter. The weighted average common shares outstanding were 9,329,022 for the quarter ended March 31, 2004, up 0.22% or 20,020 shares from the first quarter of 2003. Return on average assets for the quarter ended March 31, 2004 was 0.75% and 0.77% for the quarter ended March 31, 2003. The return on average equity was 10.94% for the quarter ended March 31, 2004 compared to 10.53% for the comparable quarter in 2003.

Average interest-earning assets increased $159.2 million or 8.16% to $2,111.3 million for the quarter ended March 31, 2004 compared to the same quarter ended March 31, 2003. Changes in average earning assets generally follow the trends discussed earlier under “Financial Condition”.

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

Three Months Ended March 31, (Dollars in Thousands)	2004 Average Balance	Interest	Yield/ Rate	2003 Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Commercial loans	$309,655	$4,619	5.97%	$477,316	$7,650	6.41%
Consumer loans:
Personal-direct	70,342	1,105	6.28	66,660	1,203	7.22
Personal-indirect	243,165	3,672	6.04	264,554	4,759	7.20
Other (1)	48,189	517	4.29	43,539	518	4.76

Total consumer loans	361,696	5,294	5.85	374,753	6,480	6.92

Real estate loans:
Residential-fixed	508,077	6,686	5.26	297,029	4,488	6.04
Commercial-fixed	35,821	577	6.44	38,169	674	7.06
Residential-adjustable	60,897	731	4.80	67,119	935	5.57
Commercial-adjustable	160,781	2,505	6.23	111,222	1,968	7.08

Total real estate loans	765,576	10,499	5.49	513,539	8,065	6.28

Investment securities (2)	635,956	7,060	4.44	563,025	7,089	5.04
Loans held for sale	1,494	22	5.89	1,993	26	5.22
Federal funds sold	36,943	93	1.01	21,468	66	1.23

Total interest-earning assets	2,111,320	$27,587	5.23%	1,952,094	$29,376	6.02%

Allowance for loan losses	(47,004)			(65,036)
Non-interest-earning assets	140,630			133,003

Total assets	$2,204,946			$2,020,061

Interest-bearing liabilities:
Deposits:
Savings	$178,581	$273	0.61%	$176,044	$416	0.95%
Money market	434,624	1,279	1.18	349,150	1,092	1.25
Time deposits	681,547	4,438	2.60	641,785	5,104	3.18
NOW	128,654	71	0.22	121,243	82	0.27

Total deposits	1,423,406	6,061	1.70	1,288,222	6,694	2.08
Borrowings	416,543	3,558	3.42	376,997	3,424	3.63
Junior subordinated obligations	48,202	738	6.12	—	—	—
Trust preferred securities (3)	—	—	—	48,000	778	6.48

Total interest-bearing liabilities	1,888,151	$10,357	2.19%	1,713,219	$10,896	2.54%

Non-interest-bearing liabilities	17,041			16,975
Commercial checking	149,162			142,588
Shareholders’ equity	150,592			147,279

Total liabilities and shareholders’ equity	$2,204,946			$2,020,061

Net interest income		$17,230			$18,480

Net earning assets	$223,169			$238,875

Net interest rate spread			3.04%			3.48%

Net interest rate margin			3.26%			3.79%

Ratio of interest-earning assets to interest-bearing liabilities			1.12X			1.14X

(1)	Other loans include passbook, overdraft, checkcard reserve and student loans.

(2)	At amortized cost and include securities available for sale, securities held to maturity (2003 only) and Federal Home Loan Bank of New York stock.

(3)	Reflects the full three months average for trust preferred securities since FASB Interpretation No. 46 R was implemented on last day of 2003. The related junior subordinated obligations are reported separately in 2004.

Item 2 - continued

Rate/Volume Analysis

The following table presents changes in interest income and interest expense attributable to (i) changes in volume (change in volume multiplied by old rate), and (ii) changes in rate (change in rate multiplied by old volume). The net change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2004 Compared to 2003 Increase (Decrease)
(Dollars in Thousands)	Volume	Rate	Net
Interest income on interest-earning assets:
Commercial loans	$(2,532)	$(499)	$(3,031)
Consumer loans	(220)	(966)	(1,186)
Real estate loans	3,559	(1,125)	2,434
Investment securities	862	(891)	(29)
Loans held for sale	(7)	3	(4)
Federal funds sold	41	(14)	27

Total	$1,703	$(3,492)	$(1,789)

Interest expense on interest-bearing liabilities:
Savings	$6	$(149)	$(143)
Money market	255	(68)	187
Time deposits	301	(967)	(666)
NOW	5	(16)	(11)

Total	567	(1,200)	(633)

Borrowings	346	(212)	134
Junior subordinated obligations	571	167	738
Trust preferred securities	(778)	—	(778)

Total	706	(1,245)	(539)

Net interest income	$997	$(2,247)	$(1,250)

Interest on Commercial Loans

Commercial loans, which represent 21.5% of total loans at March 31, 2004, tend to increase the interest rate sensitivity of the overall loan portfolio, because interest rates on such loans are generally tied to the Company’s Prime Rate. In the last half of 2003 and the first quarter of 2004, general interest rates, including the Company’s commercial loan Prime Rate, stabilized at historically lower levels following a steady decrease that commenced during 2001.

Commercial loans have been a primary focus and concern of management over the last three years due to the negative impact of national interest rate trends and regional economic conditions on both their interest rate risk and loan quality. Thus, as the Company continues to reallocate its asset balances, the average balance of commercial loans has declined each year since 2001. Lower commercial loan balances were a primary factor in the overall lower levels of interest income. The average balance of commercial loans decreased by $167.7 million to $309.7 million for the first quarter 2004 from the first quarter 2003. In addition, the average yield on commercial loans decreased to 5.97% compared to 6.41% for the respective periods. Also, non-accrual loans, which are primarily commercial loans, impact the overall yield.

Item 2 - continued

Interest on Consumer Loans

The consumer loan portfolio includes principally fixed-rate loans with short terms. Though consumer loan rates had limited changes during 2004 due to the historically low interest rate environment, the average yield on the aggregate consumer loan portfolio decreased to 5.85% for the first quarter of 2004 compared to 6.92% for the first quarter of 2003. The average balance of all consumer loans decreased $13.1 million to $361.7 million for the first quarter of 2004 from $374.8 million in the first quarter of 2003. Changes in the mix of the consumer loan portfolio also contributed to the decrease in yield from the first quarter of 2003 to the first quarter of 2004. In 2004, the Company has shifted to lower risk home equity lines of credit during a period of very competitive conditions in the auto loan market, especially for new auto loans. Since 2002, the Company has de-emphasized the origination of mobile home loans, which generally have higher yields than other consumer loan types, but also have increased credit risk.

Interest on Real Estate Loans

Interest income from total real estate loans increased $2.4 million or 30.2% to $10.5 million in the first quarter of 2004 from $8.1 million in the first quarter of 2003. The strategic shift to real estate loans, especially in the residential category, provided the most significant positive impact on net interest income for 2004 compared to 2003.

The record setting level of residential originations, discussed earlier, is reflected in the growth of average residential mortgage balances. Fixed-rate residential mortgages increased 71.1% to average balances of $508.1 million in the first quarter of 2004 from $297.0 million in the first quarter of 2003. Though the average balance of adjustable-rate residential mortgages decreased in 2004 from 2003, first quarter activity was higher than normal as both regional and national market trends showed some reversal in rates, especially for extended term loans. As a result, residential loans provided approximately $2.0 million or 81.9% of the overall increase in income from all real estate loans. The yield on fixed rate residential mortgages declined from 6.04% at March 31, 2003 to 5.26% at March 31, 2004 as borrowers refinanced higher rate mortgages during 2003 and the first quarter of 2004.

In the commercial real estate category, interest income increased $440,000 or 16.7% to $3.1 million for the first quarter of 2004 compared to the first quarter of 2003. The most significant increase in interest income was attributed to the growth in adjustable-rate commercial real estate loans, discussed earlier, which provided average balances that represented all of the increases in volume and in related interest income.

Interest on Investment Securities

Income from investment securities was substantially unchanged at $7.1 million in both the first quarter of 2004 and 2003, though yields declined to 4.44% for the first quarter of 2004 compared to 5.04% for the first quarter of 2003. During the first quarter of 2004, the average balance of investment securities was $636.0 million, an increase of $72.9 million over the average balance of $563.0 million for the first quarter of 2003. Such results for 2004 reflect the continued heavy turnover of investment securities to facilitate the Company’s redistribution of assets. As the commercial loan portfolio declined, cash flow was reinvested mainly in government bonds to provide readily available liquidity primarily, for short-term corporate requirements. The relative yields were also influenced by the amortization of any premiums incurred to acquire such investment securities, especially mortgage-backed securities.

Interest on Deposits

Interest expense on deposits for the quarter ended March 31, 2004 was $6.1 million, a decrease of $633,000 or 9.46% from $6.7 million in the first quarter of 2003. The average cost of interest-bearing deposits declined to 1.70% in the first quarter of 2004 from 2.08% in the first quarter of 2003. National and regional trends of the interest rate environment, as well as competition in the Company’s primary markets, are the most significant factors that influenced the cost of such funds in 2004 and 2003. Time deposits represent the most influential category of interest-bearing deposits, in terms of both volume and rate, impacting the Company’s quarterly cost for all interest-bearing deposits. The Company continues to monitor the cost and the availability of deposits against the cost and levels of borrowings to determine the best funding sources for the Company’s assets.

Item 2 - continued

The average balance outstanding for all time deposits was $681.5 million for the first quarter of 2004, a decrease of $39.8 million or 6.2% from $641.8 million for the first quarter of 2003. The cost of funds for all time deposits decreased to $4.4 million in the first quarter of 2004 with an average rate of 2.60%, compared to $5.1 million in the first quarter of 2003 with an average rate of 3.18%. However, in the first quarter of 2004, the average balance of higher-costing brokered time deposits was $174.2 million, as compared to the average balance in the first quarter of 2003 of $99.3 million.

Interest on Borrowings and Trust Preferred Securities

Borrowed funds are used to supplement retail and commercial deposits as needed to fund asset growth, lengthen liabilities and lower the cost of funds, when possible. In general, borrowings remove the volatility that can occur with moneydesk deposits and enhances planning for liquidity needs, yet the cost of such funds can approximate the cost of wholesale funds. The average balance of borrowings during the first quarter of 2004 increased to $416.5 million, with 95.5% of such borrowings being FHLB advances. The average interest rate paid on borrowings in the first quarter of 2003 decreased to 3.42% from 3.63% in the first quarter of 2003. The impact of the additional borrowings, though partially offset by the declining rates, resulted in an increase of $134,000 in interest expense in the first quarter of 2004 to $3.6 million compared to $3.4 million in the first quarter of 2003.

Interest expense on junior subordinated obligations and trust preferred securities decreased $40,000 to $738,000 in the first quarter of 2004 from $778,000 in the first quarter of 2003. The Company’s adoption of FASB Interpretation No. 46 R (“FIN 46 R”), effective December 31, 2003, had no impact on the cost of funds for 2003. See “Recent Accounting Pronouncements” for a discussion of FIN 46 R.

Provision for Loan Losses

The provision for loan losses in the first quarter of 2004 was $1.6 million compared to $4.0 million in the first quarter of 2003. The lower provision for loan losses in the first quarter of 2004 as compared to the first quarter of 2003 is primarily due to the significant reduction in net loan charge-offs, the increase in recoveries during 2003, as well as both the reduction in non-performing loans and the changing mix of the overall loan portfolio. As discussed under the allowance for loan losses, the provision for loan losses reflects management’s assessment of the estimated losses inherent in the loan portfolio. Loans charged-off can fluctuate from period to period and the current level of charge-offs should not be considered an indicator of future levels. The November 2003 sale of certain large, under-performing commercial loans had no impact on the current provision for loan losses; however, the sale eliminated the exposure to any potential future deterioration in the value of such loans. See “Asset Quality” for a discussion of the allowance for loan losses and related analysis. See “Overview” for additional information on the commercial loan sale.

Non-interest Income

The following table summarizes changes in the major components of non-interest income:

(Dollars in Thousands) Quarters ended March 31,	2004	2003	$ Change	% Change
Service charges on deposit accounts	$1,162	$1,250	$(88)	(7.0)%
Checkcard interchange fees	330	359	(29)	(8.1)%
Mortgage servicing fees	171	145	26	17.9%
Fees and commissions-brokerage services	183	222	(39)	(17.6)%
Trust fees	326	278	48	17.3%
Income from bank owned life insurance	468	247	221	89.5%
Gain on sale of securities, net	34	329	(295)	(89.7)%
Other income	554	528	26	4.9%

	$3,228	$3,358	$(130)	(3.9)%

Non-interest income was $3.2 million for the quarter ended March 31, 2004, a decrease of $130,000 or 3.87% from the quarter ended March 31, 2003. The most significant changes in the quarter-to-quarter comparison relate to the decrease of $295,000 in the net gain on the sale of securities partially offset by the $221,000 increase in income from bank owned life insurance.

Item 2 - continued

Bank owned life insurance (“BOLI”) provided income of $468,000 for the first quarter in 2004 which reflects the impact of the additional $20 million BOLI investment in December 2003 with a comparable rate of return but dependent on the current market for such securities.

Operating Expense

The following table summarizes changes in the major components of operating expense:

(Dollars in Thousands) Quarters ended March 31,	2004	2003	$ Change	% Change
Salaries, pensions and employee benefits	$7,098	$6,503	$595	9.1%
Building occupancy	1,223	1,107	116	10.5%
Advertising and promotion	450	334	116	34.7%
Professional fees	434	736	(302)	(41.0)%
Data processing costs	1,090	1,244	(154)	(12.4)%
Services	717	752	(35)	(4.7)%
Merger related expenses	172	—	172	100.0%
Other real estate owned and repossessed asset expenses, net	119	159	(40)	(25.2)%
Other expenses	1,387	1,228	159	12.9%

	$12,690	$12,063	$627	5.2%

Operating expense totaled $12.7 million for the quarter ended March 31, 2004 compared to $12.1 million for the first quarter 2003, a decrease of $0.6 million or 5.2%. The most significant factor relates to salaries, pensions and other employee benefits which decreased $595,000 or 9.1% in the first quarter of 2004 compared to the first quarter of 2003. Salary costs increased in the first quarter of 2004 compared to the first quarter of 2003 by approximately $370,000 associated with additional salary costs paid in connection with the Company’s change to payroll paid in arrears, as well as $71,000 for salaries related to the Company’s new item processing center, discussed below. Benefit costs, principally for health insurance and pension costs, represent a $207,000 increase in personnel-related costs for the comparative quarters. Defined benefit plan pension costs increased $104,000 and reflect the expected increase in the net periodic pension costs. Retirement benefits also include a $65,000 charge to operations in 2004 for costs associated with certain target benefit plans executed in October 2003. The increased health insurance and pension costs continue the current trend started in 2003 and is expected to continue throughout 2004.

In May 2003, the Company opened a new in-house item processing center primarily to facilitate direct control over the technology and operational processing of transactions with the Federal Reserve. Prior to such date, these processing costs were included primarily under the data processing category. First quarter 2004 operating expenses for the item processing center totaled $420,000, including $80,000 for salaries and related benefits. In 2003, such operating expenses were included primarily in data processing costs which declined $154,000 for the comparative quarters.

Professional fees associated with loan collections, as well as other real estate owned and repossessed asset expenses, decreased in the first quarter of 2004 versus the first quarter 2003, consistent with the reductions of non-performing assets, as described under “Asset Quality”.

In the first quarter 2004, the Company incurred merger related costs of $172,000 associated with the pending merger with Partners Trust Financial Group, Inc. discussed earlier with no similar costs in the first quarter 2003. Such costs are generally not tax deductible. Additional merger related costs for the pending merger will be incurred until the expected merger date.

Since a substantial portion of operating expense relates directly to income generation, an effective measurement of the control over operating expense is the efficiency ratio, which consists of operating expenses divided by revenues (net interest income and non-interest income) on a pre-tax basis. The efficiency ratio for the Company was 62.03% and 55.24% for the first quarters of 2004 and 2003, respectively. The Company’s ratio of operating expense to average assets was 2.30% in the first quarter 2004 and 2.39% in the first quarter 2003. The efficiency ratio for the 2004 quarter was impacted negatively to a greater extent by the decline in yield on earning assets consistent with market trends than by the increases in operating expense, which include merger related costs. The reduction in the

Item 2 - continued

ratio of operating expense to average assets reflects a positive level of control over such costs during a period of substantial change in assets accompanied by lower yields as discussed earlier.

Income Tax Expense

The provision for income taxes for the first quarter 2004 was $2.0 million with an effective rate of 33.0%. For the comparable period in 2003, an income tax expense of $1.9 million was recorded for an effective rate of 33.2%. The levels of income tax expense generally fluctuate with the respective levels of income before taxes, as well as the ratio of tax-exempt income to income before taxes.

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

The Company’s primary sources of liquidity, on a consolidated basis, are deposits, payments of principal and interest from its loan and securities portfolios and the ability to use its loan and securities portfolios as collateral for secured borrowings. The Bank is a member of the FHLB of New York. At March 31, 2004, outstanding FHLB advances totaled $400.8 million. In addition, the Company, through various facilities, has unused capacity to access up to $400.0 million of brokered deposits per Board approved policy limits, of which $170.0 million was outstanding at March 31, 2004.

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

Operating activities provided net cash of $12.4 million for the three months ended March 31, 2004 compared to $15.0 million for the same period in 2003. The comparative impact of net income on operating cash flow for the respective quarters was $4.1 million in 2004 and $3.9 million in 2003. The most significant difference between net income and net cash provided by operating activities was the provision for loan losses of $1.6 million and $4.0 million for the first quarters of 2004 and 2003, respectively. The proceeds from the sale of loans held for sale was $6.1 million in 2004 compared to $5.8 million in 2003 which is consistent with, and fluctuates, based on the level and turnover of the portfolio. Based on the Company’s assessment of future interest rate fluctuations, loan risk and market conditions during each period, the Company will modify its decisions to sell or accumulate loans originated by its banking operations within its market area.

Investing activities provided net cash of $11.5 million for the three months ended March 31, 2004 compared to the use of $37.3 million for the same period in 2003. During the first quarter of 2004, repayments of loans exceeded new loans, especially in the C&I and commercial real estate portfolios, to provide $23.6 million for investing activities. Net investing activities in securities available for sale used $11.9 million as a deployment of the net cash available for both the 2004 and 2003 periods. For the comparable period in 2003, loans to customers exceeded loan repayments by $50.1 million and reflects the record volume increase in residential mortgages experienced for the period.

Item 2 - continued

Financing activities provided net cash of $2.2 million in 2004 compared to $19.5 million during the first three months of 2003. Long-term borrowings, primarily from FHLB term advances, were utilized to provide for financing activities with proceeds exceeding repayments by $10.0 million in both 2004 and 2003. In 2004, the Company also obtained $3.3 million from the exercise of stock options which is partially attributed to the announcement of the pending merger discussed elsewhere. The Company also required approximately $8.5 million to pay for the net reduction in deposits, especially in the commercial customer sector. By comparison in 2003, net deposits increased $6.1 million and $7.0 million was used for the purchase of treasury stock under a program that ended in March 2003. Currently, no additional stock repurchase program has been authorized.

The Company’s main sources of liquidity, as a holding company, are dividends from the Bank, investment income and net proceeds from borrowings and capital securities offerings. The main uses of liquidity are the payment of dividends to shareholders, repurchases of the Company’s common stock, and the payment of interest to holders of trust preferred securities. The ability of the Bank to pay dividends is subject to various regulatory limitations. Due to net operating losses in 2002, coupled with dividends previously paid, the Bank exceeded its dividend limitations for 2002. However, in October 2002, the Bank received regulatory approval for and paid a special dividend of $30.0 million to the Company. As a result of this special dividend, and based on regulatory limitations noted above, the Company does not anticipate receiving additional dividends from the Bank until late in 2004.

At March 31, 2004, BSB Bancorp, Inc., on an unconsolidated basis, had immediately available funds totaling $17.1 million. Management believes current levels of cash are adequate to meet the Company’s anticipated ordinary obligations in 2004, and to pay customary cash dividends on the Company’s common stock for the next twelve months, if so declared. Management anticipates that the Bank will be able to resume the payment of cash dividends to the Company, without regulatory approval, in 2004. However, circumstances, including stock repurchases or other unanticipated cash obligations, may require the Company to seek additional sources of funding or require the Bank to seek regulatory approval for another special cash dividend to the Company, should the Bank be otherwise unable to make such cash dividend payments.

At March 31, 2004, the Bank’s Tier I leverage ratio, as defined by regulatory guidelines, was 8.07%, up from 7.93% at December 31, 2003, and above the minimum regulatory requirements for the Bank. The Bank’s total capital-to-risk-weighted assets ratio, calculated under the regulatory risk-based capital requirements, was 13.20%, up from 12.64% at December 31, 2003, and in excess of the regulatory requirements. The improvement in these ratios is primarily attributed to the Company’s shift to higher levels of residential mortgages with lower risk ratings, as well as generating net income in the respective periods.

The Company’s book value per share was $16.39 at March 31, 2004 compared to $15.82 at December 31, 2003 and $15.63 at March 31, 2003.

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

Item 2 - continued

Market Prices and Related Shareholder Matters

The stock of the Company is listed on The NASDAQ Stock Market’s National Market System under the symbol BSBN. As of March 31, 2004, the Company had 2,002 shareholders of record and 9,374,643 shares of common stock outstanding. The number of shareholders does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms. The following table sets forth the market price information as reported by The NASDAQ Stock Market for the common stock.

	Price Range		Cash
2003	High	Low	Dividends
First Quarter	$23.10	$20.50	$0.25
Second Quarter	$28.20	$21.15	$0.25
Third Quarter	$27.72	$24.25	$0.25
Fourth Quarter	$40.65	$27.55	$0.25
2004
First Quarter	$39.90	$38.00	$0.25

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the Company’s latest analysis of asset/liability mix at March 31, 2004, management’s simulation analysis of the effects of changing interest rates on a static balance sheet projected that an immediate 100 basis point parallel increase in interest rates would increase net interest income by 10.48% or less over a 12-month horizon. For an immediate 200 basis point parallel increase in the level of interest rates, the estimated change in net interest income would be an increase of 14.52% over a 12-month horizon. The estimated change in net interest income from a 100 basis point parallel decrease in the level of interest rates (presentation is limited to a 100 basis point decline in rates due to the current historically low interest rate environment) would be an increase of 1.16%. The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. The simulation analysis is based on a number of assumptions and there can be no assurance that if interest rates did move as assumed that the Company’s results of operations would be impacted as estimated. These estimates and assumptions assume that management takes no action to mitigate any negative effects from changing interest rates. Although the Company uses various techniques to monitor interest rate risk, the Company is unable to predict future fluctuations in interest rates or the specific related impact.

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

(b) There were no changes made in the Company’s internal controls over financial reporting or in other factors that could materially affect these internal controls that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4

Part II

Item 1 - Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, or any of its subsidiaries, is a party or of which any of their property is subject.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2004 announcing earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSB Bancorp, Inc.

Date:	May 10, 2004	By:	/s/ Howard W. Sharp

HOWARD W. SHARP President and Chief Executive Officer

Date:	May 10, 2004	By:	/s/ Rexford C. Decker

REXFORD C. DECKER Senior Vice President and Chief Financial Officer